Form 10-Q
period 1996-06-30
SEROLOGICALS CORP
filed 1996-08-13
CIK 767673

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                    FORM 10-Q

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 1996
                                       OR
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from __________ to ___________.

Commission file Number:  0-26126

                            SEROLOGICALS CORPORATION
              (Exact Name of Registrant as Specified in its Charter)

               Delaware                            58-2142225
   (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)	            Identification Number)

         780 Park North Blvd.
              Ste. 110
          Clarkston, Georgia                    30021
        (Address of principal                (Zip Code)
          executive offices)

                                (404) 296-5595
               (Registrant Telephone Number Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days.
                                Yes /X/   No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

             Class                           Outstanding at July 31, 1996
Common Stock, $.01 par value per share                  9,403,345

                                     INDEX

                    SEROLOGICALS CORPORATION AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets -
     December 31, 1995 and June 30, 1996..........................  3

Condensed Consolidated Statements of Income -
     Six and Three Months ended July 2, 1995 and June 30, 1996....  4

Condensed Consolidated Statements of Cash Flows -
     Six Months Ended July 2, 1995 and June 30, 1996..............  5

Notes to Condensed Consolidated Financial Statements..............6-9


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations............................... 10

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders....... 14
Item 6.  Exhibits and Reports on Form 8-K.......................... 14

SIGNATURES......................................................... 14

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

                     SEROLOGICALS CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)
                                               Dec. 31, 1995              June 30,1996
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                     $2,887,225                 $17,194,307
  Trade accounts receivable, net                 5,607,840                   6,645,663
  Inventories                                    3,865,635                   4,989,982
  Other current assets                             734,760                   1,256,489
  Total current assets                          13,095,460                  30,086,441
  PROPERTY AND EQUIPMENT, net                    6,595,410                   7,521,201
  OTHER ASSETS:
   Goodwill, net                                27,960,637                  31,806,828
   FDA Licenses                                  1,812,839                   2,564,764
   Non-compete                                     544,475                     984,814
   Other                                           315,004                     419,831
                                                30,632,955                  35,776,237
                                               $50,323,825                 $73,383,879
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt
   and capital lease obligations                  $272,255                     $68,828
  Accounts payable                               2,240,215                   1,787,590
  Accrued liabilities                            4,331,704                   4,746,792
  Deferred revenue                                  77,650                     219,484
  Total current liabilities                      6,921,824                   6,822,694
		LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS,
   less current maturities                       6,750,945                   3,602,686
			OTHER LIABILITIES                                58,390                      60,620
		STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value;
   30,000,000 shares authorized, 8,406,251
   shares issued and outstanding   at
   December 31, 1995 and 9,403,345 shares
   issued and outstanding at June 30, 1996          84,063                      94,034
  Additional paid-in capital                    29,339,537                  51,893,717
  Retained earnings                              7,131,915                  10,891,575
  Cumulative translation adjustment                 37,151                      18,553
			  Total stockholders' equity                 36,592,666                  62,897,879
			                                            $50,323,825                 $73,383,879

The accompanying notes are an integral part of these consolidated balance sheets.

                     SEROLOGICALS CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)
                                     Six Months Ended                Three Months Ended
                               July 2,1995     June 30,1996     July 2,1995     June 30,1996

Net sales                       $24,707,632     $31,440,175      $12,739,393     $16,661,068
Costs and expenses:
 Cost of sales                   14,699,632      18,509,084        7,398,042       9,837,468
 Selling, general,
  and administrative expenses     4,263,940       4,631,668        2,418,645       2,339,045
 Product development expenses     1,107,704       1,130,169          506,946         541,375
 Interest expense                 1,755,466         372,608          872,382         209,797
 Other expense (income), net        669,004         881,980          310,407         462,399
                                -----------     -----------      -----------     -----------
Income before income taxes
 and extraordinary loss           2,211,886       5,914,666        1,232,971       3,270,984
Provision for income taxes          894,638       2,140,799          548,024       1,125,595
                                -----------     -----------      -----------     -----------
Income before extraordinary loss  1,317,248       3,773,867          684,947       2,145,389
Extraordinary loss on early
 retirement of debt,
 net of income taxes             (1,822,988)        (14,206)      (1,822,988)        (14,206)
                                -----------     -----------      -----------     -----------
Net income (loss)                  (505,740)      3,759,661       (1,138,041)      2,131,183
Accretion of common stock
 put warrants                        45,556               -           20,556               -
                                -----------     -----------      -----------     -----------
Net income (loss) available
 for common stockholders          ($551,296)     $3,759,661      ($1,158,597)     $2,131,183
                                ===========     ===========      ===========     ===========
Net income (loss) per common share
Income before extraordinary loss      $0.20           $0.41            $0.10           $0.23
 Extraordinary loss                   (0.28)              -            (0.27)              -
                                     ------          ------           ------          ------
Net income (loss) available
 for common stockholders             ($0.08)          $0.41           ($0.17)          $0.23
                                     ======          ======           ======

Weighted average common and common
 equivalent shares outstanding    6,454,077       9,170,833         6,660,479      9,380,569

The accompanying notes are an integral part of these consolidated statements.

                     SEROLOGICALS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Six Months Ended
                                                July 2,1995    June 30, 1996
OPERATING ACTIVITIES:
  Net (loss) income                              ($505,740)      $3,759,661
                                                -----------       ---------
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
  Depreciation and amortization                  1,395,936        1,670,368
  Deferred income tax benefit                      (92,103)         (52,535)
  Extraordinary loss, net                        1,822,988           14,206
  Non-cash compensation expense                    346,500                -
  Payments of corporate relocation expenses       (144,368)         (11,444)

  Changes in operating assets and liabilities:
  Trade accounts receivable, net                (1,150,385)        (821,495)
  Inventories                                     (469,192)        (856,148)
  Other current assets                            (384,031)        (488,844)
  Accounts payable                                (108,008)        (573,966)
  Accrued liabilities                            1,235,904          557,129
  Deferred revenue                                 772,084          141,884
                                                ----------        ----------
  Total adjustments                              3,225,332         (420,845)
                                                ----------        ----------
     Net cash provided by operating activities   2,719,592        3,338,816
                                                ----------        ---------
Investing activities:
  Purchases of property and equipment             (809,244)      (1,150,460)
  Purchase of businesses                                 -       (6,292,304)
  Other                                           (763,752)        (199,319)
                                                ----------        ----------
     Net cash used in investing activities      (1,572,996)      (7,642,083)
                                                ----------        ----------
Financing activities:
  Proceeds from revolving line of credit         6,503,739        7,796,047
  Payments on revolving line of credit          (4,445,575)      (9,854,803)
  Proceeds from long-term debt and capital
   lease obligations                            21,747,699                -
  Payments on long-term debt and capital
   lease obligations                           (54,032,143)      (1,306,482)
  Payment of debt issuance costs                    13,692                -
  Proceeds from issuance of stock               24,577,618       21,670,120
  Proceeds from exercise of stock options                -          294,041
                                                ----------       -----------
      Net cash (used in) provided by
       financing activities                     (5,635,970)      18,598,923
                                                ----------       ----------
Effect of changes in foreign exchange rate          43,415           11,426
                                                ----------       ----------
Net (decrease) increase in cash and
  cash equivalents                              (4,445,959)      14,307,082
Cash and cash equivalents, beginning
  of period                                      6,900,854        2,887,225
                                                ----------       ----------
Cash and cash equivalents, end of period        $2,454,895      $17,194,307
                                                ==========      ===========
Supplemental Disclosures:
Interest Paid                                   $1,544,777         $361,656
Taxes Paid                                        $563,977       $1,842,790

     The accompanying notes are an integral part of these consolidated statements.

                    SEROLOGICALS CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements include the accounts of Serologicals Corporation (the "Company") and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, to present fairly the Company's financial position, results of operations and cash flows at the dates and for the periods presented. Interim results of operations are not necessarily indicative of results to be expected for a 12-month period. The interim financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 1995 and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Furthermore, certain reclassifications have been made to the 1995 financial statements to be consistent with the 1996 financial statement presentation.

2.  ORGANIZATION AND BUSINESS OPERATIONS
     Serologicals Corporation, is a leading worldwide provider of specialty human antibody-based products and services to major healthcare companies. Through the Company's network of 39 donor centers, it collects, characterizes and provides specialty antibody products that are used as the active ingredients in a number of pharmaceutical products. The Company is also engaged in the development, manufacturing and sale of monoclonal antibodies at its facilities in the U.K.

3.  PUBLIC OFFERINGS OF COMMON STOCK

     In June 1995, the Company completed an initial public offering ("IPO") of 2.4 million shares of its common stock at $11.50 per share which resulted in gross proceeds of $27.6 million (before underwriting discount and other offering expenses). The net proceeds, approximately $24.6 million after related expenses, were used to repay long-term debt. The early retirement of this debt resulted in an extraordinary loss of $1.8 million (net of income taxes) due to early retirement costs associated with the $7.5 million subordinated note payable and the write-off of debt issuance costs. In connection with the IPO, an additional 1.5 million shares of common stock were issued in accordance with the automatic conversion of 12,587 shares of the Company's Series A Preferred Stock. Additionally, the Company recognized a non-recurring, non-cash charge of $346,500 ($215,000 net of income taxes) for compensation expense related to the acceleration of vesting of an officer's stock options at the IPO date. Put options related to the holders of certain warrants were terminated as a result of the IPO due to previous agreements between such holders and the Company. This resulted in a reclassification to additional paid-in capital of $2.2 million from Common Stock Put Warrants.

     In June 1996, the Company completed an offering (the "Secondary Offering") of 2.1 million shares of its common stock at $26.00 per share. Of the 2.1 million shares, the Company sold 900,000 shares, which resulted in net proceeds of approximately $22.0 million, including proceeds from options which were exercised and the resulting shares sold pursuant to the Secondary Offering. The net proceeds were used to retire approximately $7.9 million of debt, with the remainder, or approximately $14.1 million, available to the Company for general corporate purposes. The Company recognized an extraordinary loss of $14,000 (net of income taxes) related to the early retirement of debt.

4.  EARNINGS PER SHARE

     Net income per share is computed using the weighted average number of shares of common stock outstanding plus common equivalent shares. Common equivalent shares from convertible preferred stock (using the if-converted method) and from stock options and warrants (using the treasury stock method) have been included in the computation when dilutive. For periods prior to the IPO, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued by the Company at prices below the public offering price during the twelve-month period prior to the IPO have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method and the IPO price of $11.50 per share). For the periods presented, fully diluted earnings per share has not been presented as the effect of including related common equivalent shares is not dilutive.

5.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations at December 31, 1995 and June 30, 1996 consisted of the following:

                                                 Dec. 31,        June 30,
                                                   1995            1996

$20,000,000 revolving credit facility,
variable interest rate (7.43% and 6.9%
at December 31, 1995 and June 30,
1996, respectively), payable on
July 20, 1998	                                   $2,058,756       $       -

$3,500,000 convertible subordinated
note payable, interest at 12% and 9% at
December 31, 1995 and June 30, 1996,
respectively; interest payable monthly,
payable on December 23, 1997                     3,500,000       3,500,000

Subordinated note payable with an
effective interest rate of 16%,
principal due in full on February 1,
1997; interest at 5% payable quarterly
(net of unamortized discount of $66,773
at December 31, 1995)                              748,552               -


Capital lease obligations at varying
interest rates and terms, maturing
through July 1999                                  201,674         155,090

Other notes at varying interest rates
and terms maturing through March 2000
(net of unamortized discount of $10,213
at December 31, 1995)                              514,218          16,424
                                                ----------      ----------
                                                 7,023,200       3,671,514

Less current maturities                            272,255          68,828
                                                ----------      ----------
                                                $6,750,945      $3,602,686
                                                ==========      ==========


6.  ACQUISITION OF AM RHO LABORATORIES AND THE SOUTHEASTERN GROUP

     On February 14, 1996, the Company acquired the assets of Am Rho Laboratories, Inc. ("Am Rho") for approximately $1.7 million. The purchase price consisted of $1.1 million in cash at closing, the assumption of certain liabilities and forgiveness of a $500,000 note receivable from Am-Rho, Inc., the parent of Am-Rho. The pro forma information provided below does not include the actual results of operations of Am Rho for the six months ended July 2, 1995 and June 30, 1996 as the impact of these results was not material.

     On March 6, 1996 the Company, through its subsidiary Seramune, Inc., acquired the stock of Southeastern Biologics, Inc. and Plasma Management, Inc. and substantially all of the assets of Concho Biologics, Inc. in a single transaction (collectively referred to as the "Southeastern Acquisition") for approximately $4.75 million. The Southeastern Acquisition includes a provision for contingent consideration based on the performance of the acquired businesses over the 12 months subsequent to closing. The purchase price consisted of $3.6 million in cash and the assumption of $1.1 million of indebtedness. The following unaudited data summarizes the pro forma results of operations for the six months ended July 2, 1995 and June 30, 1996 as if the Southeastern Acquisition had occurred on January 1 of each period. The unaudited pro forma information has been prepared for comparative purposes only and does not purport to represent what the results of operations would have been had the transaction actually occurred on the date indicated, or what the results of operations may be in the future.

                                                   Six months ended

(In thousands, except per share data)
                                                July 2,         June 30,
                                                 1995             1996

Net sales..................................... $27,082          $32,456

Income before extraordinary loss..............   1,269            3,773

Income before extraordinary loss
 per common share.............................   $0.20            $0.41

Net income available for common stockholders..    (599)           3,759

Net income per common share...................  $(0.09)           $0.41


The above acquisitions were accounted for as a purchase in accordance with APB No. 16, and accordingly, the purchase price has been preliminarily allocated to the net assets acquired based on the estimated fair values as of the acquisition date. The excess of the cost over the estimated fair value of the net assets acquired has been allocated to goodwill.


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This Quarterly Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding the sufficiency of the Company's liquidity and sources of capital. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially. Additional information on factors that could potentially affect the Company or its financial results may be found in the Company's filings with the Securities and Exchange Commission.

Overview

     Serologicals Corporation (the "Company"), through its wholly-owned subsidiaries, Serologicals, Inc., Bioscot, Ltd., and Seramune, Inc., is a leading worldwide provider of specialty human antibody-based products and services to major healthcare companies.

     As of June 30, 1996, Serologicals operated 13 donor centers that specialize in the collection of specialty antibodies. Bioscot operated two FDA-licensed monoclonal antibody manufacturing facilities in Scotland. Seramune operated 26 donor centers that collect antibodies for IVIG. The acquisition of Seramune in December 1994 represented the Company's entry into the IVIG antibody market.

     In June 1995, the Company completed an IPO and issued 2.4 million shares of Common Stock at a price of $11.50 per share. The net proceeds to the Company of $24.6 million, plus cash on hand of approximately $400,000, were used to retire $7.5 million of subordinated debt and approximately $17.5 million of borrowings under a term credit facility incurred primarily for the Seramune Acquisition. An extraordinary charge of $1.8 million (net of income taxes) was recorded in relation to the early extinguishment of this debt and associated debt issuance costs. Additionally, the Company recognized a non-recurring, non-cash charge of $346,500 for compensation expense ($215,000 net of income taxes) related to the acceleration of vesting of an officer's stock options.

     In July 1995, the Company amended its credit agreement with its bank and obtained a $20.0 million revolving credit facility (the "Revolving Credit Facility") to provide working capital and finance future acquisitions, product development and new business opportunities.

     In June 1996, the Company completed a Secondary Offering of 2.1 million shares of its Common Stock at $26.00 per share. Of the 2.1 million shares, the Company sold 900,000 shares, which resulted in net proceeds of approximately $22.0 million, including proceeds from options which were exercised and the resulting shares sold pursuant to the Secondary Offering. The net proceeds were used to retire approximately $7.9 million of debt, with the remainder, or approximately $14.1 million, available to the Company for general corporate purposes. The options which were exercised and sold pursuant to the Secondary Offering generated income tax benefits of approximately $514,000, which the Company recorded as additional paid in capital in the second quarter. The sale of the remaining 1.2 million shares by existing stockholders resulted in net proceeds of $29.5 million to those stockholders.

     During the second quarter of 1996, increasing regulatory scrutiny continued to be a significant factor in shaping the industry. This heightened level of regulatory oversight is creating the need for companies in the industry to meet higher operating standards. The Company believes it maintains an adequate regulatory infrastructure and is currently allocating sufficient resources to assist it in its efforts to allow it to meet these industry challenges.


Recent Acquisitions

     On October 2, 1995, the Company acquired all of the capital stock of Allegheny Biologicals, Inc. ("ABI"). ABI operates two specialty donor centers, in Jacksonville, Florida and Pittsburgh, Pennsylvania. The Company paid approximately $2.5 million in cash and also agreed to pay additional contingent consideration of up to $500,000 in the future based upon ABI achieving certain performance measures. On February 14, 1996, the Company purchased a specialty donor center located in Washington, D.C. and certain other assets located in Jacksonville, Florida from Am-Rho. The purchase price consisted of $1.1 million in cash at closing, the assumption of certain liabilities and forgiveness of a $500,000 note receivable from Am-Rho Inc., the parent of Am-Rho. On March 6, 1996, the Company acquired all of the capital stock of Southeastern Biologics, Inc. and Plasma Management, Inc. and the assets of Concho Biologics, Inc. in the Southeastern Acquisition. The purchase price consisted of $3.6 million in cash, the assumption of $1.1 million of indebtedness and additional contingent consideration to be paid based on the performance of the acquired business over the 12 months subsequent to the closing. All of these acquisitions were accounted for using the purchase method.

Results of Operations

     The following table sets forth certain operating data of the Company as a percentage of net sales for the years indicated below.

                                      Six months ended  Three months ended
                                      ----------------  ------------------
                                      July 2,  June 30,  July 2,   June 30,
                                       1995      1996      1995      1996

Net sales                             100.0%    100.0%    100.0%    100.0%
Gross profit                           40.5%     41.1%     41.9%     41.0%
Selling, general and
  administrative costs                 17.3%     14.7%     19.0%     14.0%
Product development                     4.5%      3.6%      4.0%      3.2%
Income before extraordinary loss        5.3%     12.0%      5.4%     12.9%
Net income (loss)                      (2.0%)    12.0%     (8.9%)    12.8%


Six Months Ended July 2, 1995 and June 30, 1996

     Net sales increased 27.2%, or $6.7 million, from $24.7 million in 1995 to $31.4 million in 1996. The increase resulted from $2.7 million of additional net sales from recent acquisitions with the remainder due primarily to increased sales of anti-D and IVIG antibodies. Consolidated net sales of the Company's therapeutic products increased 45.0% while net sales of diagnostic products decreased 10.0% from the comparable period in the prior year. The decrease in net sales of diagnostic products was due primarily to reduced shipments of clinical diagnostic antibodies and polyclonal antibodies used in blood typing reagents.

     Gross profit increased 29.2%, or $2.9 million, from $10.0 million in 1995 to $12.9 million in 1996. The increase in gross profit was due largely to increased net sales of anti-D and IVIG antibodies, while
$727,000 of the increase related to recent acquisitions. Gross profit, as a percentage of net sales, increased from 40.5% in 1995 to 41.1% in 1996 due to an increase in the gross profit from specialty antibodies as a percentage of specialty antibody net sales, offset in part by an increase in net sales of lower margin IVIG antibodies and a decrease in the gross profit from IVIG antibodies as a percentage of IVIG net sales.


     Selling, general and administrative expenses increased 8.6%, or $368,000, from $4.3 million in 1995 to $4.6 million in 1996. Recurring expenses in 1996 increased by 19.3% or $715,000 to $4.6 million from $3.9 million, due primarily to incremental administrative expenses associated with being a public company, the hiring of an additional vice president in February 1996, general corporate expenses associated with the Company's Seramune subsidiary and incremental, on-going expenses related to the acquisition of ABI and the Am Rho and Southeastern Acquisitions. In 1995, the Company recorded a non-recurring charge of $346,500 for compensation expense related to the acceleration of vesting of an officer's stock options in connection with the Company's IPO.

     Product development expenses, as a percentage of net sales, decreased from 4.5% in 1995 to 3.6% in 1996 due to an increase in net sales, while such expenses remained essentially unchanged.

     Other expense (income), net increased 31.8%, or $213,000, from $669,000 in 1995 to $882,000 in 1996 due primarily to the amortization of intangible assets resulting from the acquisition of ABI in October 1995 and the Am Rho and Southeastern Acquisitions in February 1996 and March 1996, respectively.

     Interest expense decreased 78.8%, or $1.4 million, from $1.8 million in 1995 to $373,000 in 1996, primarily as a result of the retirement of approximately $25.0 million in debt in June 1995 with proceeds from the IPO.

     The provision for income taxes, as a percentage of income before income taxes and extraordinary loss, decreased from 40.4% in 1995 to 36.2% in 1996, due primarily to an increase in 1996 in tax credits related to research and development expenditures and export sales and a tax benefit related to a non-recurring dividend paid by the Company's foreign subsidiary in the second quarter of 1996.

     The extraordinary loss (net of income taxes) decreased $1.8 million from $1.8 million in 1995 to $14,000 in 1996, due to the early extinguishment of debt in the second quarter of 1995 associated with the IPO. Approximately $1.4 million of this amount related to the acceleration of the original issue discount ("OID") associated with the repayment of subordinated debt. The remainder related to the write-off of the debt issuance cost associated with the repayment of debt from IPO proceeds.


Three Months Ended July 2, 1995 and June 30, 1996

     Net sales increased 30.8%, or $3.9 million, from $12.7 million in 1995 to $16.7 million in 1996. The increase in net sales was due primarily to increased sales of anti-D and IVIG antibodies and $2.0 million of additional net sales related to recent acquisitions. The Company's net sales of therapeutic products increased 50.8% while net sales of diagnostic products decreased 9.7% from the comparable period in the prior year. The decrease in net sales of diagnostic products was due primarily to reduced shipments of clinical diagnostic antibodies and polyclonal antibodies used in blood typing reagents.

     Gross profit increased 27.8%, or $1.5 million, from $5.3 million in 1995 to $6.8 million in 1996. The increase resulted from $399,000 of additional gross profit related to recent acquisitions with the remainder due primarily to increased net sales of anti-D antibodies. Gross profit, as a percentage of net sales, decreased from 41.9% in 1995 to 41.0% in 1996 due to an increase in net sales of lower margin IVIG antibodies and a decrease in the gross profit from IVIG antibodies as a percentage of IVIG net sales, offset by an increase in gross profit from specialty antibodies as a percentage of specialty antibody net sales.



     Selling, general and administrative expenses decreased 3.3%, or $80,000, from $2.4 million in 1995 to $2.3 million in 1996. The decrease resulted primarily from a non-recurring charge of $346,500 in the 1995 period for compensation expense related to the acceleration of the vesting of an officer's stock options in connection with the Company's IPO in June 1995. Recurring expenses in 1996 increased by 12.9%, or $267,000, from the comparable period in 1995, but decreased as a percentage of net sales from 16.3% in 1995 to 14.0% in 1996. The increase resulted primarily from incremental administrative expenses associated with being a public company, the hiring of an additional vice president in February 1996, general corporate expenses associated with the Company's Seramune subsidiary and incremental, on-going expenses related to the acquisition of ABI and the Am Rho and Southeastern Acquisitions.

     Product development expenses, as a percentage of net sales, decreased from 4.0% in 1995 to 3.2% in 1996 due to an increase in net sales while such expenses remained essentially unchanged.

     Other expense (income), net increased 49.0%, or $152,000 from $310,000 in 1995 to $462,000 in 1996 due primarily to the amortization of intangible assets as a result of the acquisition of ABI in October 1995 and the Am Rho and Southeastern Acquisitions in February 1996 and March 1996, respectively.

     Interest expense decreased 76.0%, or $663,000, from $872,000 in 1995 to $210,000 in 1996, primarily as a result of the retirement of approximately $25.0 million in debt in June, 1995 with the proceeds of the IPO.

     The provision for income taxes, as a percentage of income before income taxes and extraordinary loss, decreased from 44.4% in 1995 to 34.4% in 1996, due primarily to an increase in tax credits related to research and development expenditures and export sales and a tax benefit related to a non-recurring dividend paid by the Company's foreign subsidiary in the second quarter of 1996.

     The extraordinary loss (net of income taxes) decreased $1.8 million from $1.8 million in 1995 to $14,000 in 1996, due to the early extinguishment of debt in the second quarter of 1995 associated with the IPO. Approximately $1.4 million of this amount related to the acceleration of the OID associated with the repayment of subordinated debt. The remainder related to the write-off of the debt issuance cost associated with the repayment of debt from IPO proceeds.


Liquidity and Capital Resources

     As of June 30, 1996, the Company had cash on hand and working capital of $17.2 million and $23.3 million, respectively.

     Net cash flow provided by operations for the six months ended July 2, 1995 was $2.7 million, as compared to $3.3 million for the six months ended June 30, 1996. The increase in cash flow from operations resulted mainly from an increase in net income before extraordinary loss of $2.4 million due to improved profitability and lower interest expense, offset by an increase of approximately $163,000 in the Company's accounts receivables, inventory and prepaid balances, and a decrease of approximately $1.1 million in accounts payable and accrued liabilities, and a decrease in deferred revenue of $630,000.

     Net cash flow used in investing activities for the six months ended July 2, 1995, was $1.6 million as compared to $7.6 million for the six months ended June 30, 1996. The increase in cash used in investing activities related primarily to the Am-Rho and Southeastern Acquisitions, which occurred in the first quarter of 1996.

     Net cash flow (used in) provided by financing activities, including the effects of changes in foreign currency rates, for the six months ended July 2, 1995 was ($5.6 million) as compared to $18.6 million for the six months ended June 30, 1996. The increase in net cash flow provided by financing activities in 1996 related primarily to the Company raising approximately $22.0 million in net proceeds from the Secondary Offering in June 1996.

     On June 20, 1995, the net proceeds from the Company's IPO and $400,000 of cash on hand were used to repay subordinated debt of $7.5 million and a term credit facility of $17.5 million. An extraordinary loss of $1.8 million (net of income taxes) was recorded which related to the early extinguishment of this debt. Furthermore, on June 4, 1996 the Company completed the Secondary Offering of 2.1 million shares of Common Stock, at $26.00 per share. Of the 2.1 million shares, the Company sold 900,000 shares, which resulted in net proceeds of approximately $22.0 million, including proceeds from options which were exercised and the resulting shares sold pursuant to the Secondary Offering. The net proceeds were used to retire approximately $7.9 million of debt, with the remainder, or approximately $14.1 million, available to the Company for general corporate purposes. At June 30, 1996, total long-term debt, including current maturities, was $3.7 million.

     Capital expenditures relate primarily to the Company's facilities, related equipment, the acquisition or development of additional specialty and non-specialty antibody donor centers and the development of software and information systems. During the six months ended July 2, 1995, and June 30, 1996, capital expenditures were $809,000 and $1.3 million, respectively. The increase in capital expenditures in 1996 is due primarily to the renovation of a number of donor centers and the expansion of the Company's monoclonal antibody production facilities in the United Kingdom (U.K.).

     During 1996, the Company anticipates a significant increase in capital expenditures over prior years' levels. The major factors affecting this increase include (i) the relocation and expansion of the Company's monoclonal production facilities in Scotland; (ii) upgrading of the Company's information systems to support its planned growth; and (iii) the development, relocation and upgrading of specialty and non-specialty donor centers to increase production capabilities and efficiencies.

     In early 1996, the Company received a grant from a governmental authority in Scotland to defray a portion of the expenses associated with the relocation and expansion of its monoclonal production facilities. The grant, of up to 580,000 pounds sterling, is payable to the Company in three installments over approximately three years and the timing and amount of the payments are subject to (i) the level of capital expenditures made and (ii) the creation of additional jobs at Bioscot.

     On July 20, 1995, the Company entered into the Revolving Credit Facility with NationsBank providing for maximum borrowings of $20.0 million. The Revolving Credit Facility has a three-year term with a variable interest rate and provides for a maximum of $15.0 million for future acquisitions. The Company anticipates using the proceeds from the Revolving Credit Facility to fund capital expenditures, acquisitions and any increased working capital needs. The amount outstanding under the Revolving Credit Facility was $2.1 million at December 31, 1995 and $0 at June 30, 1996.

     The Company believes that existing cash balances, cash generated from operations and the borrowing capacity available under the Revolving Credit Facility are sufficient to fund operations and anticipated capital expenditures for at least 12 months and may be used to fund the Company's acquisition strategy.

     The Company is in the second year of a five-year supply contract with Bayer Corporation ("Bayer") for the sale of antibodies for IVIG. The contract provides for successive one-year renewals, unless notice is given by either party, and commitments from Bayer to purchase specified amounts on an escalating basis over the five-year term. In addition, as part of the Southeastern Acquisition, the Company acquired a second supply contract with Bayer for the sale of antibodies for IVIG, with terms substantially similar to those contained in the Company's existing contract with Bayer except as it relates to volume levels. Early termination of these contracts could adversely affect the Company's net cash from operations in the short term.

     On January 21, 1996, the Company entered into an amended agreement with the holders of the $3.5 million Convertible Note. Under the terms of the amendment, the earliest call date of the note was changed from January 21, 1996 to January 21, 1997, the interest rate decreased to 9% from 12% and the conversion price increased to $14.00 from $10.93 per share of common stock. The amended agreement decreases the number of shares issuable at conversion from approximately 320,500 shares to 250,000 shares.

Recent Accounting Pronouncements

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which becomes effective for fiscal years beginning after December 15, 1995. SFAS 121 establishes standards for determining when impairment losses on long-lived assets have occurred and how impairment losses should be measured. The Company adopted SFAS 121 effective January 1, 1996. The financial statement impact of adopting SFAS 121 was not material.

     In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123 ("SFAS 123") "Accounting for Stock-Based Compensation," which becomes effective for fiscal years beginning after December 15, 1995. SFAS 123 establishes new financial accounting and reporting standards for stock-based compensation plans. However, entities are allowed to elect whether to measure compensation expense for stock-based compensation under SFAS 123 or Accounting Principles Board No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." The Company has elected to remain with the accounting under APB No. 25 and will make the required pro forma disclosures of net income and earnings per share as if the provisions of SFAS 123 had been applied in its December 31, 1996 financial statements. The potential impact of adopting this standard on the Company's pro forma disclosures of net income and earnings per share has not been quantified at this time.
PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Registrant held its 1996 Annual Meeting of Stockholder on May 7,
1996.

     At the Annual Meeting, Marcia T. Bates and Matthew C. Weisman were elected directors. The number of shares of Common Stock voted in favor of the election of each person was not less than 6,511,276 and not more than 2,690 against. In addition, the following other directors continued as such after the meeting: James L. Currie, Samuel A. Penninger, Jr., George M. Shaw, M.D., Ph.D. and Harold J. Tenoso, Ph.D.

     In addition, at the Annual Meeting, stockholders voted upon the approval of the 1995 Non-Employee Directors' Stock Option Plan, as amended (the "Directors Plan"), the approval of the 1994 Amended and Restated Omnibus Incentive Plan (the "Omnibus Plan") and the Approval of the 1996 Employee Stock Purchase Plan (the "Stock Purchase Plan"). The vote on the Directors Plan was 5,418,721 FOR, 11,050 AGAINST and 145,290 ABSTAINING. The vote on the Omnibus Plan was 4,929,671 FOR, 502,300 AGAINST and 143,090 ABSTAINING. The vote on the Stock Purchase Plan was 5,495,310 FOR, 8,300 AGAINST and 62,550 ABSTAINING.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits:

          Exhibit 10.1  --  Underwriting Agreement
          Exhibit 21    --  Subsidiaries
          Exhibit 27    --  Financial Data Schedule

     b.   Reports on Form 8-K:

          Current Report on Form 8-K/A, dated April 30, 1996.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SEROLOGICALS CORPORATION
                                    (Registrant)


Date:  July __, 1996                By:   //Russell H. Plumb//
                                          Russell H. Plumb
                                         Vice President, Finance and
                                         Chief Financial Officer