Form 10-Q/A
period 1996-06-30
SEROLOGICALS CORP
filed 1996-08-14
CIK 767673

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                    FORM 10-Q/A

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


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets -
     December 31, 1995 and June 30, 1996..........................  3

Condensed Consolidated Statements of Income -
     Six and Three Months ended July 2, 1995 and June 30, 1996....  4

Condensed Consolidated Statements of Cash Flows -
     Six Months Ended July 2, 1995 and June 30, 1996..............  5

Notes to Condensed Consolidated Financial Statements..............6-8


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations...............................  9

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders....... 15
Item 6.  Exhibits and Reports on Form 8-K.......................... 15

SIGNATURES......................................................... 15

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                              Dec. 31, 1995               June 30,1996
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                     $2,887,225                 $17,194,307
  Trade accounts receivable, net                 5,607,840                   6,645,663
  Inventories                                    3,865,635                   4,989,982
  Other current assets                             734,760                   1,256,489
                                                ----------                  ----------
  Total current assets                          13,095,460                  30,086,441
                                                ----------                  ----------
  PROPERTY AND EQUIPMENT, net                    6,595,410                   7,521,201
                                                ----------                  ----------
  OTHER ASSETS:
  Goodwill, net                                 27,960,637                  31,806,828
  FDA Licenses                                   1,812,839                   2,564,764
  Non-compete                                      544,475                     984,814
  Other                                            315,004                     419,831
                                                ----------                  ----------
                                                30,632,955                  35,776,237
                                                ----------                  ----------
                                               $50,323,825                 $73,383,879
                                                ==========                  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt
   and capital lease obligations                  $272,255                     $68,828
  Accounts payable                               2,240,215                   1,787,590
  Accrued liabilities                            4,331,704                   4,746,792
  Deferred revenue                                  77,650                     219,484
                                                ----------                  ----------
			  Total current liabilities                   6,921,824                   6,822,694

		LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS,
   less current maturities                       6,750,945                   3,602,686
                                                ----------                  ----------
			OTHER LIABILITIES                                58,390                      60,620
                                                ----------                  ----------
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value;
   30,000,000 shares authorized,
   8,406,251 shares issued and outstanding
   at December 31, 1995 and 9,403,345 shares
   issued and outstanding at June 30, 1996          84,063                      94,034
  Additional paid-in capital                    29,339,537                  51,893,717
  Retained earnings                              7,131,915                  10,891,575
  Cumulative translation adjustment                 37,151                      18,553
                                                ----------                  ----------
     Total stockholders' equity                 36,592,666                  62,897,879
                                                ----------                  ----------
			                                            $50,323,825                 $73,383,879
                                                ==========                  ==========

The accompanying notes are an integral part of these consolidated balance sheets.

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                     Six Months Ended                Three Months Ended
                               July 2,1995     June 30,1996     July 2,1995     June 30,1996
Net sales                       $24,707,632     $31,440,175      $12,739,393     $16,661,068
Costs and expenses:
 Cost of sales                   14,699,632      18,509,084        7,398,042       9,837,468
 Selling, general,
  and administrative expenses     4,263,940       4,631,668        2,418,645       2,339,045
 Product development expenses     1,107,704       1,130,169          506,946         541,375
 Interest expense                 1,755,466         372,608          872,382         209,797
 Other expense (income), net        669,004         881,980          310,407         462,399
                                -----------     -----------      -----------     -----------
Income before income taxes
 and extraordinary loss           2,211,886       5,914,666        1,232,971       3,270,984
Provision for income taxes          894,638       2,140,799          548,024       1,125,595
                                -----------     -----------      -----------     -----------
Income before extraordinary loss  1,317,248       3,773,867          684,947       2,145,389
Extraordinary loss on early
 retirement of debt,
 net of income taxes             (1,822,988)        (14,206)      (1,822,988)        (14,206)
                                -----------     -----------      -----------     -----------
Net income (loss)                  (505,740)      3,759,661       (1,138,041)      2,131,183
Accretion of common stock
 put warrants                        45,556               -           20,556               -
                                -----------     -----------      -----------     -----------
Net income (loss) available
 for common stockholders          ($551,296)     $3,759,661      ($1,158,597)     $2,131,183
                                ===========     ===========      ===========
Net income (loss) per
  common share
 Income before extraordinary
  loss                                $0.20           $0.41            $0.10           $0.23
 Extraordinary loss                   (0.28)              -            (0.27)              -
                                     ------          ------           ------          ------
Net income (loss) available
 for common stockholders             ($0.08)          $0.41           ($0.17)          $0.23
                                     ======          ======           ======
Weighted average common and
 common equivalent shares
 outstanding                      6,454,077       9,170,833         6,660,479      9,380,569

        The accompanying notes are an integral part of these consolidated statements.

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Six Months Ended
                                                July 2,1995    June 30, 1996
OPERATING ACTIVITIES:
  Net (loss) income                              ($505,740)      $3,759,661
                                                -----------       ---------
  Adjustments to reconcile net income
   (loss) to net cash provided by operating
   activities:
  Depreciation and amortization                  1,395,936        1,670,368
  Deferred income tax benefit                      (92,103)         (52,535)
  Extraordinary loss, net                        1,822,988           14,206
  Non-cash compensation expense                    346,500                -
  Payments of corporate relocation expenses       (144,368)         (11,444)

  Changes in operating assets and liabilities:
  Trade accounts receivable, net                (1,150,385)        (821,495)
  Inventories                                     (469,192)        (856,148)
  Other current assets                            (384,031)        (488,844)
  Accounts payable                                (108,008)        (573,966)
  Accrued liabilities                            1,235,904          557,129
  Deferred revenue                                 772,084          141,884
                                                ----------        ----------
  Total adjustments                              3,225,332         (420,845)
                                                ----------        ----------
     Net cash provided by operating activities   2,719,592        3,338,816
                                                ----------        ----------
Investing activities:
  Purchases of property and equipment             (809,244)      (1,150,460)
  Purchase of businesses                                 -       (6,292,304)
  Other                                           (763,752)        (199,319)
                                                ----------        ----------
     Net cash used in investing activities      (1,572,996)      (7,642,083)
                                                ----------        ----------
Financing activities:
  Proceeds from revolving line of credit         6,503,739        7,796,047
  Payments on revolving line of credit          (4,445,575)      (9,854,803)
  Proceeds from long-term debt and capital
   lease obligations                            21,747,699                -
  Payments on long-term debt and capital
   lease obligations                           (54,032,143)      (1,306,482)
  Payment of debt issuance costs                    13,692                -
  Proceeds from issuance of stock               24,577,618       21,670,120
  Proceeds from exercise of stock options                -          294,041
                                                ----------       -----------
     Net cash (used in) provided by
      financing activities                      (5,635,970)      18,598,923
                                                ----------       ----------
Effect of changes in foreign exchange rate          43,415           11,426
                                                ----------       ----------
Net (decrease) increase in cash and
 cash equivalents                               (4,445,959)      14,307,082
Cash and cash equivalents, beginning
 of period                                       6,900,854        2,887,225
                                                ----------       ----------
Cash and cash equivalents, end of period        $2,454,895      $17,194,307
                                                ==========      ===========
Supplemental Disclosures:
Interest Paid                                   $1,544,777         $361,656
Taxes Paid                                        $563,977       $1,842,790

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

5.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations at December 31, 1995 and June 30, 1996 consisted of the following:

                                                 Dec. 31,        June 30,
                                                   1995            1996
                                                 --------        --------
$20,000,000 revolving credit facility,
variable interest rate (7.43% and 6.9%
at December 31, 1995 and June 30,
1996, respectively), payable on
July 20, 1998	                                   $2,058,756     $       -

$3,500,000 convertible subordinated
note payable, interest at 12% and 9% at
December 31, 1995 and June 30, 1996,
respectively; interest payable monthly,
payable on December 23, 1997                     3,500,000       3,500,000

Subordinated note payable with an
effective interest rate of 16%,
principal due in full on February 1,
1997; interest at 5% payable quarterly
(net of unamortized discount of $66,773
at December 31, 1995)                              748,552               -


Capital lease obligations at varying
interest rates and terms, maturing
through July 1999                                  201,674         155,090

Other notes at varying interest rates
and terms maturing through March 2000
(net of unamortized discount of $10,213
at December 31, 1995)                              514,218          16,424
                                                ----------      ----------
                                                 7,023,200       3,671,514

Less current maturities                            272,255          68,828
                                                ----------      ----------
	                                               $6,750,945      $3,602,686
                                               ===========      ==========

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

                                                   Six months ended
(In thousands, except per share data)
                                                July 2,         June 30,
                                                 1995             1996
                                               -------          -------

Net sales..................................... $27,082          $32,456

Income before extraordinary loss..............   1,269            3,773

Income before extraordinary loss
 per common share.............................   $0.20            $0.41

Net income available for common stockholders..    (599)           3,759

Net income per common share...................  $(0.09)           $0.41


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

Results of Operations

     The following table sets forth certain operating data of the Company as a percentage of net sales for the years indicated below.

                                      Six months ended  Three months ended
                                      ----------------  ------------------
                                      July 2,  June 30,  July 2,   June 30,
                                       1995      1996      1995      1996
				                                  -------  -------   -------   -------
Net sales                             100.0%    100.0%    100.0%    100.0%
Gross profit                           40.5%     41.1%     41.9%     41.0%
Selling, general and
     administrative costs              17.3%     14.7%     19.0%     14.0%
Product development                     4.5%      3.6%      4.0%      3.2%
Income before extraordinary loss        5.3%     12.0%      5.4%     12.9%
Net income (loss)                      (2.0%)    12.0%     (8.9%)    12.8%



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

     In early 1996, the Company received a grant from a governmental authority in Scotland to defray a portion of the expenses associated with the relocation and expansion of its monoclonal production facilities. The grant, of up to L580,000, is payable to the Company in three installments over approximately three years and the timing and amount of the payments are subject to (i) the level of capital expenditures made and (ii) the creation of additional jobs at Bioscot.

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


                                    SEROLOGICALS CORPORATION
                                    (Registrant)


Date:  August 13, 1996                By: //Russell H. Plumb//
                                          Russell H. Plumb
                                          Vice President, Finance and
                                          Chief Financial Officer