Form 10-Q
period 1996-09-29
SEROLOGICALS CORP
filed 1996-11-12
CIK 767673

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549


                                    FORM 10-Q

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended September 29, 1996
OR
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from __________ to ___________.

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

                                 (404) 296-5595
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days.
                              Yes   X      No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                Class                     Outstanding at October 31, 1996
Common Stock, $.01 par value per share                9,407,345

                                     INDEX

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets -
     December 31, 1995 and September 29, 1996......................    3

Condensed Consolidated Statements of Income -
     Nine and Three Months ended October 1, 1995
     and September 29, 1996........................................    4

Condensed Consolidated Statements of Cash Flows -
     Nine Months Ended October 1, 1995 and September 29, 1996......    5

Notes to Condensed Consolidated Financial Statements...............  6-8


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations................................ 9-14

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...........................   15


SIGNATURES..........................................................   15

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                          December 31,      September 29,
                                              1995                 1996
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                 $2,887,225         $18,257,853
Trade accounts receivable, net             5,607,840           6,020,083
Inventories                                3,865,635           6,012,691
Other current assets                         734,760           1,172,127
                                          ----------          ----------
Total current assets                      13,095,460          31,462,754
                                          ----------          ----------
PROPERTY AND EQUIPMENT, net                6,595,410           8,454,901
                                          ----------          ----------
OTHER ASSETS:
Goodwill, net                             27,960,637          31,482,968
FDA Licenses                               1,812,839           2,538,035
Non-compete agreements, net                  544,475             924,813
Other                                        315,004             441,648
                                          ----------          ----------
                                          30,632,955          35,387,464
                                          ----------          ----------
                                         $50,323,825         $75,305,119
                                          ==========          ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt
   and capital lease obligations            $272,255             $74,311
Accounts payable                           2,240,215           1,642,161
Accrued liabilities                        4,331,704           4,409,293
Deferred revenue                              77,650             305,511
                                           ---------           ---------
Total current liabilities                  6,921,824           6,431,276
                                           ---------           ---------
LONG-TERM DEBT AND CAPITAL LEASE
 OBLIGATIONS, less current maturities      6,750,945           3,661,126
                                           ---------           ---------
OTHER LIABILITIES                             58,390              34,112
                                           ---------           ---------
STOCKHOLDERS' EQUITY
Common stock, $.01 par value;
 30,000,000 shares authorized,
 8,406,251 shares issued and outstanding
 at December 31, 1995 and 9,407,345
 shares issued and outstanding at
 September 29, 1996                           84,063              94,073
Additional paid-in capital                29,339,537          51,945,241
Retained earnings                          7,131,915          13,099,586
Cumulative translation adjustment             37,151              39,705
                                          ----------          ----------
Total stockholders' equity                36,592,666          65,178,605
                                          ----------          ----------
                                         $50,323,825         $75,305,119
                                          ==========          ==========
            The accompanying notes are an integral part of these
                        consolidated balance sheets.

                    SEROLOGICALS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                               Nine Months Ended         Three Months Ended
                            ----------------------     ----------------------
                             Oct. 1,     Sept. 29,       Oct. 1,   Sept. 29,
                              1995         1996           1995       1996
                            ----------   ----------    ----------  ----------

Net sales                  $38,317,510  $47,258,891   $13,609,878 $15,818,716
Costs and expenses:
Cost of sales               23,026,340   27,686,252     8,326,708   9,177,168
Selling, general, and
 administrative expenses     6,124,023    6,880,080     1,860,083   2,248,412
Product development expenses 1,507,982    1,685,832       400,278     555,663
Interest expense (income)    1,892,737      296,795       137,271     (75,813)
Other expense, net             989,835    1,293,667       320,831     411,687
                             ---------    ---------     ---------   ---------
Income before income taxes
 and extraordinary loss      4,776,593    9,416,265     2,564,707   3,501,599
Provision for income taxes   1,827,616    3,434,387       932,978   1,293,588
                             ---------    ---------     ---------   ---------
Income before extraordinary
 loss                        2,948,977    5,981,878     1,631,729   2,208,011
Extraordinary loss on early
 retirement of debt, net of
 income taxes               (1,822,988)     (14,206)         -           -
                             ---------    ---------     ---------   ---------
Net income                   1,125,989    5,967,672     1,631,729   2,208,011
Accretion of common stock
 put warrants                   45,556         -             -           -
                             ---------    ---------     ---------   ---------
Net income available for
 common stockholders        $1,080,433   $5,967,672    $1,631,729  $2,208,011
                             =========    =========     =========   =========
Net income per common share:
 Income before
  extraordinary loss             $0.40        $0.64         $0.19       $0.22
  Extraordinary loss             (0.25)           -             -           -
                                 -----        -----         -----       -----
Net income available for
   common stockholders           $0.15        $0.64         $0.19       $0.22
                                 =====        =====         =====       =====
Weighted average common and
 common equivalent shares
 outstanding                 7,242,840    9,381,142     8,722,682  10,010,836

  The accompanying notes are an integral part of these consolidated statements.

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Nine Months Ended
                                               ------------------------------
                                               October 1,       September 29,
                                                 1995                1996
                                               ----------       -------------
Operating activities:
Net income                                     $1,125,989          $5,967,672
                                               ----------          ----------
Adjustments to reconcile net income to
 net cash provided by operating activities:

Depreciation and amortization                   2,041,470           2,506,021
Deferred income tax provision (benefit)            27,486             (60,806)
Extraordinary loss, net                         1,822,988              14,206
Non-cash compensation expense                     346,500                   -
Payments of corporate relocation expenses        (267,184)             (6,250)

Changes in operating assets and liabilities, net of acquired working capital

Trade accounts receivable, net                 (2,658,476)           (188,881)
Inventories                                        67,174          (1,873,901)
Other current assets                             (318,731)           (422,206)
Accounts payable                                  422,912            (721,812)
Accrued liabilities                             1,120,601             202,239
Deferred revenue                                   51,844             227,341
                                               ----------          ----------
Total adjustments                               2,656,584            (324,049)
                                               ----------          ----------
   Net cash provided by operating activities    3,782,573           5,643,623
                                               ----------          ----------
Investing activities:
Purchases of property and equipment              (968,793)         (2,459,410)
Purchase of businesses                               -             (6,292,304)
Other                                            (833,917)           (250,169)
                                               ----------          ----------
   Net cash used in investing activities       (1,802,710)         (9,001,883)
                                               ----------          ----------
Financing activities:
Proceeds from revolving line of credit          6,503,739           7,796,047
Payments on revolving line of credit           (4,445,575)         (9,854,803)
Proceeds from long-term debt and capital
 lease obligations                             21,747,699              89,100
Payments on long-term debt and capital
 lease obligations                            (54,722,652)         (1,339,221)
Payment of debt issuance costs                     13,692                -
Proceeds from issuance of stock                24,577,618          21,670,120
Proceeds from exercise of stock options              -                345,604
                                               ----------          ----------
 Net cash (used in) provided by
  financing activities                         (6,325,479)         18,706,847
                                               ----------          ----------
Effect of changes in foreign exchange rate         29,917              22,041
                                               ----------          ----------
	Net (decrease) increase in cash
  and cash equivalents                         (4,315,699)         15,370,628
Cash and cash equivalents,
 beginning of period                            6,900,854           2,887,225
                                               ----------          ----------
Cash and cash equivalents, end of period       $2,585,155         $18,257,853
                                               ==========          ==========

Supplemental Disclosures:
Interest Paid                                  $1,973,912            $472,561
Taxes Paid                                     $1,150,457          $3,648,702

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

2.     ORGANIZATION AND BUSINESS OPERATIONS
     The Company is a leading worldwide provider of human antibody-based products and services to major healthcare companies. Through the Company's network of 39 donor centers, it collects, characterizes and provides antibody products that are used as the active ingredients in a number of pharmaceutical products. The Company is also engaged in the development, manufacturing and sale of monoclonal antibodies at its facilities in the United Kingdom ("U.K.").

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


5.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
     Long-term debt and capital lease obligations at December 31, 1995 and September 29, 1996 consisted of the following:

                                                December 31,   September 29,
                                                   1995             1996
                                                ------------   -------------

$20,000,000 revolving credit facility,
 variable interest rate (7.43% at December 31,
 1995) payable on July 20, 1998                 $2,058,756  $         -

$3,500,000 convertible subordinated note
 payable, interest at 12% and 9% at December 31,
 1995 and September 29, 1996, respectively;
 interest payable monthly, payable on December 23,
 1997 (the "Convertible Note")                      3,500,000    3,500,000

Subordinated note payable with an effective
 interest rate of 16%, principal due in full
 on February 1, 1997; interest at 5% payable
 quarterly (net of unamortized discount of
 $66,773 at December 31, 1995)                        748,552            -

Capital lease obligations at varying interest
 rates and terms, maturing through June 2001          201,674      220,310

Other notes at varying interest rates and terms
 maturing through March 1999 (net of unamortized
 discount of $10,213 at December 31, 1995)            514,218       15,127
                                                    ---------    ---------
                                                    7,023,200    3,735,437
Less current maturities                               272,255       74,311
                                                   ----------   ----------
                                                   $6,750,945   $3,661,126
                                                   ==========   ==========

6.  ACQUISITION OF AM RHO LABORATORIES AND THE SOUTHEASTERN GROUP
     On February 14, 1996, the Company acquired the assets of Am Rho Laboratories, Inc. ("Am Rho") for approximately $1.7 million. The purchase price consisted of $1.1 million in cash at closing, the assumption of certain liabilities and forgiveness of a $500,000 note receivable from Am-Rho, Inc., the parent of Am-Rho. The pro forma information provided below does not include the actual results of operations of Am Rho prior to February 14, 1996 as the impact of these results was not material.

     On March 6, 1996 the Company, through its subsidiary Seramune, Inc. ("Seramune"), acquired the stock of Southeastern Biologics, Inc. and Plasma Management, Inc. and substantially all of the assets of Concho Biologics, Inc. in a single transaction (collectively referred to as the "Southeastern Acquisition") for approximately $4.75 million. The Southeastern Acquisition includes a provision for contingent consideration based on the performance of the acquired businesses over the 12 months subsequent to closing. The purchase price consisted of $3.6 million in cash and the assumption of $1.1 million of indebtedness. The following unaudited data summarizes the pro forma results of operations for the nine months ended October 1, 1995 and September 29, 1996 as if the Southeastern Acquisition had occurred on January 1 of each period. The unaudited pro forma information has been prepared for comparative purposes only and does not purport to represent what the results of operations would have been had the transaction actually occurred on the date indicated, or what the results of operations may be in the future.


                                                    Nine months ended
                                              -----------------------------
(In thousands, except per share data)         October 1,      September 29,
                                                1995               1996
                                              ----------      -------------
Net sales                                      $41,878            $48,275

Income before extraordinary loss                 2,670              5,912
Income before extraordinary loss
 per common share                                $0.37              $0.63
Net income available for common stockholders       802              5,898
Net income per common share                      $0.12              $0.63


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

Overview

     The Company, through its wholly-owned subsidiaries, Serologicals, Inc. ("Serologicals"), Bioscot, Ltd., ("Bioscot") and Seramune, is a leading worldwide provider of human antibody-based products and services to major healthcare companies.

     As of September 29, 1996, Serologicals operated 13 donor centers that specialize in the collection of specialty antibodies. Bioscot operated two FDA-licensed monoclonal antibody manufacturing facilities in Scotland. Seramune operated 26 donor centers that collect antibodies for IVIG.

     In June 1995, the Company completed an IPO and issued 2.4 million shares of Common Stock at a price of $11.50 per share. The net proceeds to the Company of $24.6 million, plus cash on hand of approximately $400,000, were used to retire $7.5 million of subordinated debt and approximately $17.5 million of borrowings under a term credit facility incurred primarily for the Seramune acquisition. An extraordinary charge of $1.8 million (net of income taxes) was recorded in relation to the early extinguishment of this debt and associated debt issuance costs. Additionally, the Company recognized a non-recurring, non-cash charge of $346,500 for compensation expense ($215,000 net of income taxes) related to the acceleration of vesting of an officer's stock options.
     In July 1995, the Company amended its credit agreement with NationsBank of Georgia, N.A. ("NationsBank") and obtained a $20.0 million revolving credit facility (the "Revolving Credit Facility") to provide working capital and finance future acquisitions, product development and new business opportunities.

     In June 1996, the Company completed the Secondary Offering of 2.1 million shares of its Common Stock at $26.00 per share. Of the 2.1 million shares, the Company sold 900,000 shares, which resulted in net proceeds of approximately $22 million, including proceeds from options which were exercised and the resulting shares sold pursuant to the Secondary Offering. The net proceeds were used to retire approximately $7.9 million of debt, with the remainder, or approximately $14.1 million, available to the Company for general corporate purposes. The options which were exercised and sold pursuant to the Secondary Offering generated income tax benefits of approximately $514,000, which the Company recorded as additional paid in capital in the second quarter. The sale of the remaining 1.2 million shares by existing stockholders resulted in net proceeds of $29.5 million to those stockholders.

     During the third quarter of 1996, increasing regulatory scrutiny continued to be a significant factor in shaping the industry. This heightened level of regulatory oversight is creating the need for companies in the industry to meet higher operating standards. The Company believes it maintains an adequate regulatory infrastructure and that it is currently allocating sufficient resources to meet these industry challenges.

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

Results of Operations

     The following table sets forth certain operating data of the Company as a percentage of net sales for the periods indicated below.

                           Nine months ended          Three months ended
                       -------------------------   --------------------------
                       October 1,  September 29,   October 1,   September 29,
                         1995         1996            1995          1996
                       ----------  -------------   ----------   -------------
Net sales                100.0%        100.0%        100.0%         100.0%
Gross profit              39.9%         41.4%         38.8%          42.0%
Selling, general and
 administrative costs     16.0%         14.6%         13.7%          14.2%
Product development        3.9%          3.6%          2.9%           3.5%
Income before
 extraordinary loss        7.7%         12.7%         12.0%          14.0%
Net income                 2.8%         12.6%         12.0%          14.0%



Three Months Ended October 1, 1995 and September 29, 1996

     Net sales increased 16.2%, or $2.2 million, from $13.6 million in 1995 to $15.8 million in 1996. The increase in net sales was due primarily to additional net sales related to recent acquisitions. Revenues in the third quarter of 1995 were positively impacted by approximately $754,000 in sales which related to production from the first and second quarters of 1995 but had not been shipped, or recognized, until the third quarter pending FDA licensure at two donor centers. The Company's net sales of therapeutic products increased 20.8% while net sales of diagnostic products increased 2.8% from the comparable period in the prior year.

     Gross profit increased 25.7%, or $1.3 million, from $5.3 million in 1995 to $6.6 million in 1996. The increase resulted primarily from increased margins on the Company's specialty antibody products, while $604,000 was related to recent acquisitions. Gross profit, as a percentage of net sales, increased from 38.8% in 1995 to 42.0% in 1996 due primarily to an increase in gross profit from specialty antibodies as a percentage of specialty antibody net sales.

     Selling, general and administrative expenses increased 20.8%, or $388,000, from $1.9 million in 1995 to $2.2 million in 1996. The increase resulted primarily from incremental administrative expenses associated with being a public company, the hiring of an additional vice president in February 1996 and incremental, on-going general corporate expenses related to the acquisition of ABI and the Am Rho and Southeastern Acquisitions.

     Product development expenses increased $156,000, or 38.8%, from $400,000 in 1995 to $556,000 in 1996. The increase was primarily attributable to increased expenditures related to the development of monoclonal anti-D therapeutic antibodies.

     Other expense, net increased 28.3%, or $91,000 from $321,000 in 1995 to $412,000 in 1996 due primarily to the amortization of intangible assets as a result of the acquisition of ABI in October 1995 and the Am Rho and Southeastern Acquisitions in February 1996 and March 1996, respectively.

     Interest expense (income) decreased 155.2%, or $213,000, from $137,000 in 1995 to ($76,000) in 1996, primarily as a result of the retirement of approximately $7.9 million in debt in June, 1996 with a portion of the proceeds of the Secondary Offering and the subsequent investment of the remaining proceeds.


Nine Months Ended October 1, 1995 and September 29, 1996

     Net sales increased 23.3%, or $8.9 million, from $38.3 million in 1995 to $47.3 million in 1996. The increase resulted from $4.9 million of additional net sales from recent acquisitions and increased sales of anti-D and IVIG antibodies. Net sales of the Company's therapeutic products increased 35.9% while net sales of diagnostic products decreased 6.0% from the comparable period in the prior year. The decrease in net sales of diagnostic products was due primarily to reduced shipments of clinical diagnostic antibodies and polyclonal antibodies used in blood typing reagents during the first two quarters of 1996.

     Gross profit increased 28.0%, or $4.3 million, from $15.3 million in 1995 to $19.6 million in 1996. The increase in gross profit was due largely to increased net sales of anti-D and IVIG antibodies, while $1.3 million of the increase related to recent acquisitions. Gross profit, as a percentage of net sales, increased from 39.9% in 1995 to 41.4% in 1996 due to an increase in the gross profit from specialty antibodies as a percentage of specialty antibody net sales, offset in part by an increase in net sales of lower margin IVIG antibodies and a decrease in the gross profit from IVIG antibodies as a percentage of IVIG net sales.

     Selling, general and administrative expenses increased 12.3%, or $756,000, from $6.1 million in 1995 to $6.9 million in 1996. Recurring expenses in 1996 increased by 19.1%, or $1.1 million, to $6.9 million from $5.8 million, due primarily to incremental administrative expenses associated with being a public company, the hiring of an additional vice president in February 1996 and incremental, on-going general corporate expenses related to the acquisition of ABI and the Am Rho and Southeastern Acquisitions. In 1995, the Company recorded a non-recurring charge of $346,500 for compensation expense related to the acceleration of vesting of an officer's stock options in connection with the Company's IPO.

     Product development expenses increased 11.8%, or $178,000, from $1.5 million in 1995 to $1.7 million in the current year. The increase was primarily attributable to increased expenditures related to the development of monoclonal anti-D therapeutic antibodies.

     Other expense, net increased 30.7%, or $304,000, from $1.0 million in 1995 to $1.3 million in 1996 due primarily to the amortization of intangible assets resulting from the acquisition of ABI in October 1995 and the Am Rho and Southeastern Acquisitions in February 1996 and March 1996, respectively.

     Interest expense decreased 84.3%, or $1.6 million, from $1.9 million in 1995 to $297,000 in 1996, primarily as a result of the retirement of approximately $25.0 million in debt in June 1995 with proceeds from the IPO, the retirement of approximately $7.9 million of debt in June 1996 with a portion of the proceeds from the Secondary Offering and the subsequent investment of the remaining proceeds.

     The provision for income taxes, as a percentage of income before income taxes and extraordinary loss, decreased from 38.3% in 1995 to 36.5% in 1996, due primarily to an increase in 1996 in tax credits related to research and development expenditures and export sales and a tax benefit related to a non-recurring dividend paid by the Company's foreign subsidiary in the second quarter of 1996.

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


Liquidity and Capital Resources

     As of September 29, 1996, the Company had cash and cash equivalents and working capital of $18.3 million and $25.0 million, respectively. Pending further use, the Company currently invests all idle cash in highly liquid, short term instruments with original maturities of three months or less.

     Net cash provided by operations for the nine months ended October 1, 1995 was $3.8 million, as compared to $5.6 million for the nine months ended September 29, 1996, an increase of $1.8 million. The increase in cash flow from operations was primarily attributable to an increase in income before extraordinary items and the effect of an increase in accounts receivable during 1995, primarily due to the growth in accounts receivable from acquisitions and the change in the payment pattern of a significant customer from advance payments for orders to payment after shipment. The increase in cash provided from operations in 1996 was offset in part by an increase in inventories in 1996, primarily caused by the need to maintain inventory at levels required under certain purchase agreements and a decrease in accounts payable and accrued liabilities, due primarily to significantly higher foreign, federal and state income tax payments in 1996.

     Net cash flow used in investing activities for the nine months ended October 1, 1995, was $1.8 million as compared to $9.0 million for the nine months ended September 29, 1996. The increase in cash used in investing activities is primarily attributable to $6.3 million used for the Am-Rho and Southeastern Acquisitions, which occurred in the first quarter of 1996, and an increase in capital expenditures of $1.5 million.

     Net cash flow (used in) provided by financing activities, including the effects of changes in foreign currency rates, for the nine months ended October 1, 1995 was ($6.3 million) as compared to $18.7 million for the nine months ended September 29, 1996. The increase in net cash flow provided by financing activities in 1996 related primarily to the Company raising approximately $22.0 million in net proceeds from the Secondary Offering in June 1996.

     Capital expenditures relate primarily to the Company's facilities, related equipment, the acquisition or development of additional specialty and non-specialty antibody donor centers, the development of software and information systems and the expansion of the Company's monoclonal production facility in the U.K. During the nine months ended October 1, 1995 and September 29, 1996, capital expenditures were $969,000 and $2.5 million, respectively. The increase in capital expenditures in 1996 is due primarily to the renovation of a number of donor centers, the upgrading of the Company's information system and the expansion of the Company's monoclonal antibody production facilities in the U.K.

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

     In early 1996, the Company received a grant from a governmental authority in Scotland to defray a portion of the expenses associated with the relocation and expansion of its monoclonal production facilities. The grant, of up to L580,000, is payable to the Company in three installments over approximately three years and the timing and amount of the payments are subject to (i) the level of capital expenditures made and (ii) the creation of additional jobs at Bioscot. To date, the Company has not received any proceeds from such grants.

     On July 20, 1995, the Company entered into the Revolving Credit Facility with NationsBank providing for maximum borrowings of $20.0 million. The Revolving Credit Facility has a three-year term with a variable interest rate and provides for a maximum of $15.0 million for future acquisitions. The Company anticipates using the proceeds from the Revolving Credit Facility to fund capital expenditures, acquisitions and any increased working capital needs. The amount outstanding under the Revolving Credit Facility was $2.1 million at December 31, 1995 and $0 at September 29, 1996.

     The Company believes that existing cash balances, cash generated from operations and the borrowing capacity available under the Revolving Credit Facility are sufficient to fund operations and anticipated capital expenditures for at least 12 months and may be used to fund the Company's acquisition strategy.

     The Company is in the second year of a five-year supply contract with Bayer Corporation ("Bayer") for the sale of antibodies for IVIG. The contract provides for successive one-year renewals, unless notice is given by either party, and commitments from Bayer to purchase specified amounts on an escalating basis over the five-year term. In addition, pursuant to the Southeastern Acquisition, the Company acquired a second supply contract with Bayer for the sale of antibodies for IVIG, with terms substantially similar to those contained in the Company's existing contract with Bayer except as it relates to volume levels. Early termination of these contracts could adversely affect the Company's net cash from operations in the short term.

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

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on From 8-K

     a.  Exhibits:

         Exhibit 10.1  --  Employment Agreement between the Company and
                           Terence Dobson
         Exhibit 27    --  Financial Data Schedule







                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SEROLOGICALS CORPORATION
                                    (Registrant)


Date:	  November 12, 1996              By:  /s/Russell H. Plumb//
                                           Russell H. Plumb
                                           Vice President, Finance and
                                           Chief Financial Officer