Form 10-K405
period 1996-12-29
SEROLOGICALS CORP
filed 1997-03-31
CIK 767673

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the fiscal year ended December 29, 1996

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the transition period from      to      .
                                      ------  ------
   Commission file Number: 0-26126

                             SEROLOGICALS CORPORATION
              (Exact Name of Registrant as Specified in its Charter)

                    Delaware                           58-2142225
        (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)             Identification Number)

        780 Park North Blvd., Ste. 110
              Clarkston, Georgia                           30021
             (Address of principal                       (Zip Code)
               executive offices)

                               (404) 296-5595
              (Registrant Telephone Number Including Area Code)

    Securities registered pursuant to Section 12(b) of the Act:    None

    Securities registered pursuant to Section 12(g) of the Act:

                              TITLE OF EACH CLASS
                              -------------------
                          Common Stock, $.01 par value

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days.

                              YES [x]          NO [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

    The aggregate market value of the shares of common stock held by non-affiliates (based upon the closing sale price on The Nasdaq Stock Market) on March 14, 1997 was approximately $212,840,436. As of March 14, 1997, there were 14,159,900 shares of Common Stock, $0.01 par value per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE.

    Portions of the definitive proxy statement for the Annual Meeting of Stockholders (which will be filed pursuant to Regulation 14A within 120 days of the close of the Registrant's fiscal year ended December 29, 1996) shall be deemed to be incorporated by reference in Part III.

                               TABLE OF CONTENTS

PART I.

Item 1.  Business..............................................   4
Item 2.  Properties............................................  13
Item 3.  Legal Proceedings.....................................  13
Item 4.  Submission of Matters to a Vote of Security Holders...  13
Item 4a. Executive Officers of the Registrant..................  13

PART II.

Item 5.  Market for the Registrant's Common Equity
           and Related Stockholder Matters.....................  14
Item 6.  Selected Financial Data ..............................  16
Item 7.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.......  17
Item 8. Financial Statements and Supplementary Data............  22
Item 9. Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure..............  22

PART III.

Item 10. Directors and Executive Officers of the Registrant....  22
Item 11. Executive Compensation ...............................  22
Item 12. Security Ownership of Certain
            Beneficial Owners and Management...................  22
Item 13. Certain Relationships and Related Transactions........  22

PART IV.

Item 14. Exhibits, Financial Statement Schedules and
            Reports on Form 8-K................................  23

SIGNATURES.....................................................  25

PART I.

    This Annual Report on Form 10-K contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which generally can be identified by the use of forward looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe" or "continue" or the negative thereof or other variations thereon or similar terminology, and/or which include without limitation, statements regarding the following:

o Serologicals Corporation's (the "Company") internal and external growth strategies, including the ability of the Company to obtain additional licenses for the hyperimmunization of donors and the collection of specialty antibodies; using its monoclonal production capabilities to develop therapeutic monoclonal antibodies; the Company's ability to create economies of scale through its ability to complete acquisitions;

o certain trends in the industry, including increased demand for and limited supply of antibodies in general; increased regulatory scrutiny by the Food and Drug Administration ("FDA"), its effect on donors and the Company's ability to respond; changing customer specifications and evolving industry and customer standards and customer demand for higher quality and value added services; and increasing barriers to entry;

o increased demand for anti-D, and the Company's advantage regarding its on-going ability to continue to produce adequate quantities of its proprietary anti-D vaccines;

o certain potential product and service development efforts the Company may pursue or which are currently underway;

o the increased level of capital expenditures in 1997 and the sufficiency of capital and liquidity to fund planned growth;

o the renewal of certain agreements, including leases covering its donor centers and the automatic renewal of certain long-term customer contracts;

o the stabilization in selling, general and administrative expenses as a percentage of sales; and

o   the adequacy of the Company's monoclonal production facilities.

    These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially, including but not limited to:

o the Company's ability to generate sufficient cash flows to support its internal and external growth strategies;

o the Company's ability to identify and recruit suitable acquisition candidates in the future and to integrate and manage them;

o changes in laws and regulations that could affect the Company's ability to obtain additional and maintain existing regulatory licenses and approvals;

o the effect of competition and regulatory scrutiny and changes on the Company's ability to maintain and expand its donor and customer bases;

o potential future technologies that could lessen or eliminate the need for antibody products, including competitors' versions of monoclonal therapeutic anti-D;

o changes in industry trends, customer specifications, market demand and potential foreign restrictions of the importation of the Company's products that could impact internal and external growth, earnings and market share;

o the Company's dependence on a few major customers and its ability to maintain favorable supplier agreements and relationships; and

o   the Company's substantial reliance on two products, anti-D and IVIG.

ITEM 1. BUSINESS

    The Company is a leading worldwide provider of specialty human antibody-based products and services to major healthcare companies. The Company's services, including donor recruitment, donor management and clinical testing services, enable the Company to provide value-added products that are used as the active ingredients in therapeutic products for the treatment and management of Rh incompatibility in newborns, rabies and hepatitis and in diagnostic products such as blood typing reagents and diagnostic test kits. In addition, the Company collects and produces antibodies for the manufacture of intravenous immune globulin (IVIG), a product containing a broad spectrum of antibodies for use in the treatment of a wide variety of medical indications. As of March 14, 1997, the Company conducted its operations through a national network of 58 donor centers and through laboratories located in the United States and the United Kingdom. A number of the Company's donor centers are strategically located on or near medical campuses, enhancing the Company's ability to source specialty antibodies from medical community referrals.

INDUSTRY OVERVIEW

    The human blood products and services industry encompasses a number of markets, with products ranging from whole blood, which is used for direct transfusions, to blood components, such as source plasma, specialty antibodies found in source plasma, and other specialty biologic components. Source plasma (the clear liquid portion of blood characterized by non-specific concentrations of antibodies) is used to manufacture many products that treat a variety of medical indications. Antibodies are soluble components contained in plasma which are produced by the immune system to fight specific diseases.

    The largest segment of the industry is comprised of non-profit organizations, such as the American Red Cross and community blood banks, which supply whole blood and other transfusible products to hospitals. The commercial segment of the market is focused primarily on supplying source plasma, specialty antibodies and specialty biologic components to healthcare companies for use as the active ingredients in therapeutic and diagnostic products. According to The Marketing Research Bureau Inc., an independent market research company, the worldwide market for finished products made from plasma-based products grew from $1.5 billion in 1984 to approximately $4.6 billion in 1994 and is expected to approximate $6.4 billion by the year 2000.

    The specialty segment of the industry includes products consisting of specialty antibodies and cells. Specialty antibodies are typically used to manufacture products for treating persons exposed to, or at risk of contracting a specific disease and to make diagnostic products used to screen patients for prior exposure to a specific disease or to determine blood type. Specialty antibodies range from those used to treat tetanus and cytomegalovirus, which the Company believes generally sell for approximately $85 to $90 per liter, to high-end products such as anti-D, an antibody used to treat Rh incompatibility in newborns, anti-hepatitis and blood typing reagents, which the Company believes generally sell for approximately $350 to $700 per liter. By comparison, the average industry gross price of source plasma is approximately $80 to $85 per liter. The Company's pricing for its specialty antibodies averaged approximately $447 per liter in 1996.

    The Company believes that there are a number of factors increasing the demand for antibody-based products. In the treatment of certain diseases such as rabies and Rh incompatibility in newborns, antibody-based products remain the only generally accepted treatment or prevention for such diseases. In addition, medical and scientific advances are increasing the demand for antibodies for new and improved therapies, such as the March 1995 FDA approval of anti-D immune globulin to treat Idiopathic Thrombocytopenic Purpura (a platelet-destroying disease common among AIDS patients), and the use of human antibodies to treat rabies. The Company also believes that cost containment in healthcare is spurring the demand for alternatives to antibiotics and vaccines, such as the use of antibody-based products for disease management. Additionally, increasing regulation and concerns relating to blood safety are causing demand for a broader array of antibody-based diagnostic tests used to evaluate blood samples. The demand for more diverse diagnostic tests is also increasing as world population migration is spreading diseases which were once confined to specific geographic areas. The Company also believes that the aging of the U.S. population is increasing the demand for specialty antibody-based products that are as efficacious as, but less toxic than, many current treatment regimens.

    The Company believes that there are a number of factors which are limiting the supply of antibody-based products. The supply of antibodies has been adversely affected by the more rigorous screening procedures required by regulatory authorities and manufacturers of these products, which have disqualified an increasing portion of the potential donor population. Second, as customers require increasingly higher concentrations of antibodies, the qualified pool of donors is further reduced. These customer requirements have resulted in an increasing need to boost the concentration of antibodies in donors through vaccination or hyperimmunization. Furthermore, the length of time required to be granted regulatory licenses for antibody collection sites (donor centers), testing facilities and biological products serve as barriers to entry in the industry.

    In addition to the demand and supply factors discussed above, the industry is experiencing a number of trends. One such trend is the movement by healthcare companies towards obtaining antibodies and other biologic products from a much smaller number of suppliers who can supply a wide array of products. The resulting enhanced relationships between healthcare companies and these suppliers have resulted in an increased tendency of some major healthcare companies to outsource essential complex regulatory, testing and specialized manufacturing. In addition, the increased regulatory environment, as well as the increasing preference of customers for value-added services, requires suppliers to have a high level of expertise and capital resources and makes it difficult for small companies to compete effectively. As a result of these trends, the industry is undergoing a consolidation.

OPERATIONS

    As of March 14, 1997, the Company conducted its operations through a national network of 58 donor centers and through laboratories located in the United States and the United Kingdom. A number of the Company's donor centers are strategically located on or near medical campuses, enhancing the Company's ability to source specialty antibodies from medical community referrals. As of March 14, 1997, the Company had applied for and received approval to collect "pre-existing" specialty antibodies from donors at 25 of its 44 non-specialty donor centers. The Company has also applied for and received approval to hyperimmunize (see below) at 24 of the non-specialty donor centers. The Company anticipates that it may take up to 24 months to receive FDA license amendments to commence shipping hyperimmunized specialty antibody products from these non-specialty donor centers.

    DONOR RECRUITMENT. The Company obtains the signficant majority of its specialty antibodies from donors with high concentrations of the antibodies sought. The Company maintains an active communication network with medical professionals and healthcare organizations nationwide to assist in identifying these donors. In addition, the Company is able to identify and react rapidly to disease outbreaks in order to recruit suitable donors for specialty antibodies created by such specific diseases. The Company actively seeks to maintain and replenish its donor base for its therapeutic products and recruits worldwide through a dedicated sourcing team for its diagnostic products. The Company also maintains an ongoing advertising program to recruit donors and make medical professionals aware of its capabilities and needs.

    DONOR SCREENING AND PRODUCT COLLECTION. Each donor candidate undergoes a process that includes program explanations and extensive screening, and the collection of test samples. In addition, donors of specialty antibodies undergo a physical examination and qualification profiling. Once a candidate is accepted as a donor, the Company collects antibodies from the donor at its donor centers through an FDA-approved collection procedure known as plasmapheresis, which lasts between 40 and 60 minutes and is very similar to donating blood. Each donation is quarantined at the donor center while test samples are sent to the Company's, or its customers', clinical laboratory for FDA-mandated viral marker screening tests (hepatitis, HIV, etc.) and characterization (i.e., special analytical tests to identify and measure the quality of the targeted antibodies). Once all of the tests have been successfully completed, product is then matched to customer specifications and is generally available for shipment within ten to fourteen days of collection. See "Government and Industry Regulation."

    PRODUCT CHARACTERIZATION. The Company characterizes its specialty antibodies to ensure that concentrations meet customer specifications. The Company maintains extensive data on each of its donors for both regulatory compliance and quality assurance. This database enhances the Company's donor tracking and monitoring capabilities, which help assure the quality of the antibodies for its customers. The ability to accurately characterize and trace the source of antibodies adds value to the products for the customer by replacing steps the customer would otherwise have to perform.

    DONOR MANAGEMENT. Through incentive programs and an emphasis on customer service, the Company encourages full and continuing participation by its donors. As an integral part of donor management, the Company's staff continually communicates with donors to reinforce their commitment. The Company has personnel and programs designed to make each visit to the donor center a smooth, comfortable and safe experience. The Company's expertise in donor management enables the Company to retain many donors for years of repeated, regular donations, thereby enhancing the Company's profitability. The Company's specialty donors typically donate once or twice per week, with many having continued as donors for as long as ten years. A significant portion of the Company's specialty donors have entered into contracts with the Company pursuant to which they have agreed to donate antibodies exclusively to the Company for a three-year period.

    HYPERIMMUNIZATION. In response to industry demands to produce higher quality products, all of the Company's 14 specialty donor centers are actively involved in hyperimmunization of their specialty antibody donors. Additionally, the Company is currently approved to hyperimmunize donors at 24 of its non-specialty donor centers and has applied for FDA approval to begin shipping these products from the non-specialty donor centers. Hyperimmunization is the use of FDA-approved vaccines to stimulate the development or heighten the quantity of already existing specialty antibodies in the donor. Although vaccines to conduct hyperimmunization for several of the Company's products are commercially available, the Company has a key advantage through its existing inventory of, and ongoing ability to manufacture, its own proprietary FDA-approved vaccine to produce anti-D antibodies in donors. In some cases, antibody-producing white cells are also collected from hyperimmunized donors and used to develop monoclonal products. The Company intends to continue to add hyperimmunization capabilities at more of its non-specialty donor centers.

    MONOCLONAL ANTIBODY PRODUCTION. In addition to collecting antibodies from its donors, the Company produces monoclonal antibodies from over 60 cell lines, which generated over $10 million in net sales in 1996. The Company's FDA-licensed monoclonal manufacturing facilities in Edinburgh and Livingston, Scotland produce monoclonal antibody products from cells derived through the Company's donor network or acquired from other laboratories. Once suitable donors are identified by personnel at the Company's donor centers, activated white cells are collected and delivered to its research and development laboratory. The white blood cells are cultivated into a proliferating cell line and then moved to the Company's monoclonal manufacturing facility where the cell line is further developed until it can be grown for commercial production. Through this monoclonal manufacturing capability, the Company has been able to introduce new, second generation, human monoclonal products and also begin to sell more profitable finished products outside the United States, such as its line of branded blood typing reagents for use by healthcare workers in countries outside the United States. The Company routinely develops monoclonal antibody cell lines for use in blood typing reagents and is currently utilizing its expertise and facilities to develop monoclonal cell lines for the production of antibodies used for therapeutic purposes.

PRODUCTS

    Through its value-added services, the Company provides the antibodies that serve as the active ingredients in certain therapeutic and diagnostic products manufactured by major healthcare companies. The Company's customers generally further process the Company's products. The finished materials are then packaged and distributed as intramuscular and intravenous therapeutic or diagnostic products. The Company also sells some of its products, particularly antibodies for blood typing reagents, directly to end users. Based on its knowledge of the industry and its discussions with its customers, the Company believes that with respect to anti-D antibodies, it maintains the largest market share in the industry. In 1996, the Company derived approximately 78% of its net sales from its therapeutic product line, a substantial majority of which related to IVIG and anti-D antibodies, and approximately 22% of its net sales from its diagnostic specialty antibody product line.

SPECIALTY THERAPEUTIC PRODUCTS

    Anti-D Immune Globulin ("anti-D"). Since 1968, anti-D immune globulin, also known as Rh immune globulin, has been prescribed by obstetricians to prevent Rh incompatibility in newborns ("RhHDN"). This sometimes fatal condition affecting Rh positive infants born to Rh negative women is due to the incompatibility of the blood of an Rh negative mother and her Rh positive child. In March 1995, the FDA approved a new use for this product, the treatment of Idiopathic Thrombocytopenic Purpura ("ITP") in immunocompromised patients. ITP, which is common in HIV positive patients, is a disease that is characterized by destruction of the patient's platelets, which, if untreated, can result in internal hemorrhaging and ultimately, death. This condition may affect up to 100,000 Americans.

    The Company believes that demand for anti-D antibodies used in the treatment of RhHDN has generally followed the birth rate of developed countries. Continuing supply shortages of anti-D antibodies have resulted in industry-wide price increases over the past several years. Moreover, now that the FDA has approved the use of anti-D antibodies for the treatment of ITP, the Company believes that worldwide demand for anti-D antibodies may increase more rapidly over the next five years. In 1996 the Company derived approximately 32% of its net sales from this product.

    Anti-Rabies Immune Globulin ("RIG"). Anti-rabies immune globulin therapy is prescribed for individuals suspected of recent exposure to the rabies virus. Rabies is commonly transmitted by infectious saliva from the bite of a rabid animal. RIG is administered as promptly as possible after exposure and consists of antibodies directed against the live virus particles with which the patient may be infected. In the post-exposure treatment regimen, RIG is administered in conjunction with a rabies vaccine, which is used to provide the patient with an additional active immunity to the rabies virus.

    Anti-Hepatitis Immune Globulins. The traditional use for anti-hepatitis immune globulin ("anti-HBs") is for the prevention of hepatitis in individuals who are at risk of contracting, or have had recent exposure to, the hepatitis B virus. In addition, anti-HBs is used for intensive treatment of liver transplant patients. In 1996, the Company discontinued collection of anti-HAV, used for the prevention and treatment of the hepatitis A virus, due to the slow growth and low profit potential of the product.

    Intravenous Immune Globulin ("IVIG"). IVIG is derived from source plasma and is comprised of a broad spectrum of antibodies. IVIG is used in the treatment of many medical indications primarily for patients with suppressed immune systems, to help build the body's defense against exposure to life threatening diseases. The Company began producing antibodies for IVIG as a result of the acquisition of the Acadiana Group (the "Seramune Acquisition") in December 1994. In 1996, the Company derived approximately 35% of its net sales from this product.

SPECIALTY DIAGNOSTIC PRODUCTS

    ANTIBODIES FOR BLOOD TYPING REAGENTS. Blood typing reagents are used by blood banks and hospital transfusion services to assure compatibility between the recipient and the donor's blood type. Until recently, blood typing reagents were made primarily from human sourced, or polyclonal, antibodies. Over the past several years, monoclonal (cloned) antibodies have been developed to provide high quality antibodies on a consistent basis, and many of these are now FDA-approved for diagnostic purposes. The Company currently sources or manufactures over 60 different antibodies used in the production of blood typing reagents that the Company believes provide it with a competitive advantage in this market due to the desire of customers to buy an entire panel of different antibodies for blood typing reagents from one manufacturer. The majority of these antibodies are in monoclonal from.

    CLINICAL DIAGNOSTIC ANTIBODIES. Through its expertise in donor recruitment, the Company is able to locate and recruit donors who will provide antibodies and other biological specimens that are known to be positive or negative for a disease or infection. The Company provides these biological specimens for use in clinical diagnostic test kit controls. The diseases for which the Company sources clinical diagnostic antibodies include cytomegalovirus, rheumatoid arthritis, toxoplasmosis, hepatitis and HIV. The Company's recruiting capability is complemented by extensive in-house experience in the laboratory disciplines of immunohematology, immunology, serology and clinical chemistry to characterize human specimens to meet manufacturers' requirements. The Company is a "Preferred Provider" of clinical diagnostic antibodies to Abbott Laboratories, Inc. ("Abbott") and provides additional specialized testing of such products for them.

PRODUCT AND SERVICE DEVELOPMENT

    The Company is engaged in a number of near-term development projects designed to enhance its existing product lines. These projects include the development of more efficacious donor immunization protocols to increase yields and the development of more efficient techniques for the manufacture of both polyclonal and monoclonal antibodies.

    On a longer term basis the Company intends to utilize its expertise and incorporate established technologies to expand into the product and service areas set forth below.

    The Company intends to develop therapeutic monoclonal products using the approach that led to the Company's ability to commercialize monoclonal antibodies for diagnostic purposes. Monoclonal production techniques eliminate the need for fractionation of the product and may give the Company the ability to market more value-added finished therapeutic products directly to end users. Specifically, the Company has entered into a collaboration with the Scottish National Blood Transfusion Service ("SNBTS") for the joint development and clinical trial of a therapeutic monoclonal anti-D product. Pursuant to the agreement with the SNBTS, the Company is obligated to pay 50,000 pounds Sterling per annum through December 31, 2000. In addition, if certain development milestones are achieved, the Company is obligated to pay up to an additional 450,000 pounds Sterling. If the commercialization of this product is successful, the SNBTS will also be entitled to royalties of 6% of net sales of products derived under the agreement and 13% of license fees received from third parties. Prior collaboration with the SNBTS has resulted in the development of monoclonal anti-D producing cell lines for diagnostic products. However, there can be no assurance that this product will be successfully developed, receive the requisite regulatory approvals, which are likely to take several years or longer, that the Company will be able to commercialize it or that any competing project is successfully completed prior to the Company's.

    In 1996, the Company developed several programs to begin the introduction of certain specialty services at its donor centers. The Company has identified and investigated several potential niche service offerings including, but not limited to, the collection of or therapy involving therapeutic apheresis or plasma exchange, autologous blood and cell collections and utilizing its expertise in donor recruiting and donor management to assist the developers of vaccines and other pharmaceutical products in managing the collection of data for clinical trials. The Company believes it can take advantage of its existing regulatory and donor center infrastructure to provide a lower-cost, value-added setting for these services. In September 1996, the Company implemented a pilot program at one of its donor centers to begin collecting autologous (self-transfused) and directed blood donations for patients who have been scheduled for elective surgery. The Company expects to roll this pilot program out to several additional specialty donor center locations in 1997.

    The Company believes a number of these and several other specialty service areas also represent external growth opportunities where it can further leverage its infrastructure and expertise. These include, but are not limited to, the consolidation of existing therapeutic apheresis, cell salvage and other transfusion related services which the Company believes currently are all highly fragmented and emerging segments of the healthcare services industry.

MARKETING AND CUSTOMERS

    The Company markets specialty antibodies to over 200 customers worldwide, including several major healthcare companies. In 1996 the Company's largest customers included:

Bayer Corporation             Ortho Diagnostic Systems (Johnson & Johnson)
Centeon                       Gamma Biologicals, Inc.
Pharmacia AB                  Immucor, Inc.
Abbott Laboratories, Inc.     Cangene

    In each of 1994, 1995 and 1996 ten customers accounted for approximately 75%, 82% and 87%, respectively of the Company's net sales. One of the Company's customers, Bayer, accounted for approximately 35%, 50% and 56% of the Company's net sales in 1994, 1995 and 1996, respectively, and during 1996 another customer, Centeon, accounted for approximately 15% of the Company's net sales. In each of 1995 and 1996, the Company's domestic sales represented approximately 68% of net sales.

    The Company's therapeutic products are sold through its sales force of five employees and, in certain markets, through independent brokers, to four major and several smaller biological product manufacturers. The majority of the Company's specialty antibodies for therapeutic use are sold pursuant to annual purchase orders, and prices are negotiated annually. In December 1994, in connection with the Seramune Acquisition, the Company and Bayer entered into a five-year supply contract for the sale of IVIG antibodies, with successive one-year automatic renewals unless either party gives notice otherwise. Pursuant to the agreement, the Company agreed to sell and Bayer agreed to purchase specified amounts on an escalating basis over the five year term. Bayer also has the right under the contract to purchase any production by the Company in excess of the stipulated minimum amounts. The agreement provides for a fixed price until July 1, 1997, at which time the price will become subject to annual negotiations. After such date, targeted liter amounts to be purchased by Bayer are subject to a 20% reduction. The agreement is subject to the maintenance of certain quality criteria, certain termination events and production incentives. In addition, either Bayer or the Company can reduce by up to 10% of the quantity supplied upon notification. Early termination of the agreement by Bayer may have a material adverse effect on the Company. In connection with the Southeastern
Acquisition (hereinafter defined) in March 1996, the Company acquired another supply contract for the sale of IVIG antibodies to Bayer. Such agreement expires in April 1999, with successive one-year automatic renewals unless either party gives notice otherwise. Pursuant to this agreement, the Company is required to sell and Bayer is required to purchase specified amounts on an escalating basis over the five year term. Bayer also has the right under the contract to purchase any production by the Company in excess of the stipulated minimum amounts. The agreement provided for a fixed price until January 31, 1995, at which time the price became subject to annual negotiations. The price was renegotiated in March 1996 and has been fixed until March 31, 1997. The agreement is subject to the maintenance of certain quality criteria and certain termination events. In addition, Bayer can reduce by up to 10% the quantity supplied upon notification.

    In connection with the Company's acquisition of the Nations Group (hereinafter defined) in the first quarter of 1997, the Company acquired several supply contracts with Alpha Therapeutics Corporation for the sale of IVIG antibodies collected at 12 of the 16 donor centers operated by the Nations Group. The contracts vary in term, price and volume levels, but are generally similar to the Company's other supply contracts for IVIG antibodies.

    The Company's specialty antibody products are also sold to more than 100 manufacturers or suppliers of blood typing reagents and independent brokers. The polyclonal blood typing reagent market can be characterized as a spot market with limited advance sales and commitments to purchase typically made orally after the customer receives a sample. Monoclonal antibodies used to manufacture blood typing reagents represent a relatively new technology and require a highly trained and technical sales staff. The Company's sales and technical support staff for this product are located in Scotland. The capabilities of the Company's facilities and staff allow for the marketing of monoclonal antibodies for blood typing in many forms, from unfinished product to finished, vialed and branded product.

    In 1996, the Company's clinical diagnostic antibodies were sold to more than 60 customers in 10 countries. Clinical diagnostic antibodies are primarily sold to manufacturers of diagnostic test kits for incorporation as controls or for use in product development projects. The Company maintains a separate sales group dedicated to this product line due to the large number of customers requiring personalized treatment and the special product knowledge required. The Company sells a significant portion of its clinical diagnostic antibodies pursuant to a supply contract with Abbott which was renegotiated during 1996 and expires in December 1999. The agreement with Abbott is subject to termination on 30 days notice upon the occurrence of certain events related to an uncured breach of such agreement or immediately upon the acquisition of control of the Company by a competitor of Abbott.

ACQUISITIONS

    The antibody-based products industry is undergoing a consolidation driven largely by the rising cost and complexity related to increased regulatory compliance requirements. A significant component of the Company's business strategy has and continues to include acquisitions which would enable the Company to participate in the consolidation of the industry and to add complementary products and services which will expand the Company's current product and service portfolio.

    A significant factor in the Company's recent growth is the acquisition of donor centers. The Company intends to continue to implement a strategy to acquire additional donor center locations throughout the United States in order to expand its sourcing network. The Company believes that these acquisitions will enable the Company to leverage its core competencies and infrastructure to allow the acquired businesses to provide, on an incremental basis, additional higher-margin specialty products and services. In addition, the Company believes that acquiring additional donor center operations will allow it to leverage its general and administrative costs over a greater volume of production, thereby creating economies of scale. The Company also intends to pursue acquisitions of businesses that provide services and products that are complementary to its existing businesses. However, there can be no assurance that the Company will be able to complete suitable acquisitions in the future.

    In accordance with this strategy, during 1996, the Company acquired one specialty donor center, the assets of another specialty donor center and nine non-specialty donor centers. In the first quarter of 1997, the Company added 16 non-specialty donor centers through the acquisition of Nations Biologics, Inc. and its affiliates (collectively, the "Nations Group").

QUALITY ASSURANCE

    The Company maintains quality assurance programs designed to assure the efficacy and safety of its products and compliance with the requirements of regulatory authorities and its customers. In 1994, the Company instituted its Quality Assurance Program, which is an internally maintained regulatory compliance program. Through the Quality Assurance Program, the Company conducts annual audits of each facility to monitor staff adherence to regulations and protocols. These audits are designed to ensure adherence to Company procedures and effectiveness of staff training efforts. The Company subscribes to the Quality Plasma Program ("QPP"), which is a certification program administered by the American Blood Resources Association ("ABRA"), an industry trade organization. ABRA certifies only those facilities that it determines provide the highest quality products. Most of the Company's customers require their suppliers to be QPP certified. All of the Company's donor centers are QPP certified except for three recently acquired non-specialty donor centers which are undergoing the QPP certification.

COMPETITION

    The Company is engaged in the business of providing antibodies, which is a competitive and rapidly changing field. Competition for customers is intense and depends principally on the ability to provide products of the quality and in the quantity required by customers. The Company competes for antibody donors with approximately 435 donor centers in the United States. These donor centers are operated by both customers of the Company for their own use and other independent commercial plasma collection companies such as North American Biologicals Inc., which the Company believes is the largest independent collector of source plasma in the United States. To a lesser extent, the Company also competes for donors with non-profit organizations such as the American Red Cross and community blood banks. Certain of these competitors have access to greater financial, marketing and other resources than the Company.

    The Company competes for customers with other independent antibody product suppliers on the basis of price, reliability and quality of product, breadth of product line and the ability to provide value-added services. The Company competes for donors by means of financial incentives which the Company offers for the donation of the antibodies it collects, by providing donor services, by implementing programs designed to attract and retain donors through education as to the uses for collected antibodies, by encouraging groups to have their members become antibody donors, and by improving the attractiveness of the Company's donor centers. Certain of the Company's specialty antibody products are derived from donors with rare antibody characteristics, resulting in increased competition for such donors. If the Company is unable to maintain and expand its donor base, its business and future prospects may be adversely affected. Additionally, several companies are attempting to develop and market products to treat diseases based upon technology which would lessen or eliminate the need for certain antibodies. Such products, if successfully developed and marketed, could adversely affect the demand for antibodies. There can be no assurance that competition will not adversely affect the Company.

    The Company believes that barriers to entry in the antibody industry are both significant and increasing. The Company believes it takes up to 18 months to obtain FDA approval for a non-specialty donor center, and takes up to 24 months to obtain the necessary regulatory approvals in order to begin shipping product from a specialty donor center which hyperimmunizes its donors. In addition to these regulatory requirements, once the center is operational, a stable donor base must be established and maintained as repeat donors are critical to success for both quality control and profitability. A significant volume of donated antibodies and sophisticated screening and immunization procedures also are necessary in order to provide the diversity and quality of antibody products demanded by the market. Due to increasing quality requirements and more stringent testing procedures, there is an increasing need for economies of scale which generally only large firms can provide.

GOVERNMENT AND INDUSTRY REGULATION

    GENERAL. The Company's activities are subject to significant regulation by numerous governmental authorities in the U.S. and internationally. These regulatory authorities govern the collection, testing, manufacturing, safety, efficacy, labeling, storage, record keeping, transportation, approval, advertising and promotion of the Company's products. The Company believes it is in substantial compliance with all relevant laws and regulations.

    The Company is subject to extensive FDA regulation. Fifty-six of the Company's 58 donor centers and the Company's monoclonal manufacturing facilities hold establishment licenses and the Company's 14 specialty donor centers have numerous product licenses, which are granted by the FDA for products shipped in interstate commerce. The Company has also received FDA approval to collect pre-existing specialty antibodies at 25 of its non-specialty donor centers. Twenty-four of the Company's non-specialty donor centers are currently approved to hyperimmunize donors and are seeking FDA license amendments to commence shipping such product. In addition, two of the Company's donor centers, which were acquired in the first quarter of 1997, are currently in the process of undergoing FDA licensure. New facilities and new products at each location must undergo approval processes through the FDA. Significant changes to existing facilities or products must also undergo FDA review prior to implementation. The Company's FDA-licensed manufacturing operations in the United States and abroad are required to adhere to FDA current Good Manufacturing Practices and are routinely inspected by the FDA. Donor centers must meet detailed standards for, among other things, the screening of donors, obtaining informed consent from donors, the collection of antibodies, training of personnel and the testing and handling of biologic products. If the FDA believes that a company is not in compliance with applicable laws and regulations, it typically issues a deficiency notice (Form 483) and, subsequently, a warning letter if such deficiencies are not adequately responded to or addressed in a timely manner. An inadequate response to a warning letter could ultimately result in the detainment or seizure of products, issuance of a recall, enjoinment of future operations and the assessment of civil and criminal penalties against the Company, its officers or its employees. In addition, approvals or licenses could be withdrawn in certain circumstances. Failure to comply with regulatory requirements or any adverse regulatory action could have a material adverse effect on the Company. The Company believes that there has been an increasing level of regulatory scrutiny in the industry by the FDA resulting in more detailed and frequent inspections, and a greater number of observations cited per inspection, deficiency notices and warning letters. On occasion, the Company has received notifications and warning letters from the FDA of possible deficiencies in the Company's compliance with FDA requirements. To date, the Company believes that it has adequately addressed or corrected such deficiencies.

    The Company is also subject to additional inspections by customer quality assurance auditors, ABRA QPP auditors, the Health Care Financing Administration ("HCFA"), and state health departments. HCFA regulates and certifies all clinical testing performed at each donor center and the Company's clinical testing laboratory under the Clinical Laboratories Improvement Act of 1988. The Company's clinical testing laboratory in Atlanta (Clarkston), Georgia is licensed by the FDA and the State of Georgia.

    Outside the United States, sales of the Company's products are subject to additional regulatory requirements, which vary widely from country to country. In the United Kingdom, the Company is subject to the U.K. Health and Safety at Work Act, which regulates the safety precautions required of manufacturers in the United Kingdom, and to various other regulations covering the use of genetically engineered organisms in laboratory and manufacturing processes. In certain countries, the Company's customers are subject to regulatory requirements which may indirectly impact the Company. Changes in existing federal, state or foreign laws or regulations could have an adverse effect on the Company's business.

    The Company is also subject to numerous industry and customer-mandated standards. Industry groups such as ABRA and the Company's customers continually evaluate their practices and procedures regarding new information or public concerns over diseases which may be transmitted from donors through their blood or blood components. Based upon such evaluation, a certain portion of the population may be prohibited from donating in the future, or certain new testing and screening procedures may be required to be performed with respect to certain donors. One specific concern currently facing the industry is Creutzfeld-Jakob disease ("CJD"), a fatal disease occurring sporadically in the world at an incidence of about one per million population per year and which has been linked in some cases to bovine spongiform encephalopathy, also known as "mad cow disease". While no acceptable testing or screening procedure currently exists to detect CJD, it has generally been found to have a higher incidence in the older population. As a result, there has been consideration by the Company's customers to implement various age restrictions on donors. The Company expects resolution of this issue within the next 12 to

18 months. Another new standard recommended by the industry which is expected to be adopted during 1997 relates to the acceptance of new donors. In an effort to minimize the potential that infected plasma could enter the manufacturing process undetected, all new (i.e., first-time) donors' plasma would be excluded from further manufacture unless a second, negative set of test results is obtained within six months, essentially precluding one-time donations. While the potential impact on the Company of these and other changes currently taking place in the industry is not currently known, in certain circumstances, the loss of donors, or the cost of additional testing procedures, could have an adverse effect on the Company's operating results.

    PRODUCT APPROVALS. Before new specialty antibody collection activities can be initiated for each type of specialty antibody at any donor center, separate approvals for each type of antibody to be collected must be obtained from the FDA. There can be no assurance that difficulties or delays will not arise in connection with applications for approval to conduct expanded antibody collection activities.

    Certain of the Company's monoclonal antibodies which are sold as finished products in the United States require FDA licensing. The process of completing clinical testing and obtaining FDA approval for a new biological product requires a number of years and the expenditure of substantial resources due to extensive laboratory and human testing prior to market approval. Preclinical studies must be conducted in conformance with the FDA's good laboratory practice (GLP) regulations. Human clinical testing must be conducted with the oversight of one or more institutional review boards and the FDA and meet the requirements of regulations regarding good clinical practices and the protection of human subjects. In the U.S., this process includes the filing of an Investigational New Drug (IND) exemption with the FDA, which must be accepted prior to commencement of human trials. An IND must include preclinical data for the product, from which the FDA makes a determination of the product's safety for human testing. FDA regulations impose waiting periods and require continuous evaluation by the FDA. In some instances the IND application process can result in substantial delay and expense.

    Federal, state and foreign laws and regulations regarding the manufacture and sale of blood products are subject to future change. The Company cannot predict what impact, if any, such change might have on its business. However, such changes could have a material impact on the Company's business.

    OTHER. The Company is also subject to government regulations enforced under the Environmental Protection Act, the Clean Air Act, the Clean Water Act, the National Environmental Policy Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Medical Waste Tracking Act, and other national, state or local restrictions. The Company is also subject to workplace safety regulations under the Occupational Safety and Health Act
(OSHA). The Company believes that it is in substantial compliance with all applicable regulations.

THIRD PARTY REIMBURSEMENT

    In both domestic and foreign markets, sales by the Company's customers may depend in part on the availability of reimbursement from third-party payors such as government health administration authorities, private health insurers and other organizations. Third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. There can be no assurance that pricing pressures which may be experienced by the Company's customers will not adversely affect the Company because of a determination that these products are not cost effective or because of inadequate third-party reimbursement levels to such customers. Moreover, the Company's profitability may be directly affected by the availability of third party reimbursement for any finished monoclonal product it seeks to sell.

EMPLOYEES

    As of March 14, 1997, the Company employed approximately 1,000 persons, of whom 932 were located in the United States and 68 were located in the United Kingdom. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that its relationship with its employees is satisfactory.

PRODUCT LIABILITY AND INSURANCE

    The sourcing, processing and sale of the Company's antibody based products involve a risk of product and professional liability claims. The Company has obtained product liability insurance in an amount of $1.0 million per incident and $3.0 million in the aggregate per annum for each of the Company's facilities on an occurrence basis and professional liability insurance in the same amounts on a claims made basis. The Company also has a $5.0 million excess liability umbrella insurance policy. There can be no assurance that the coverage limits of the Company's insurance policy and/or any rights of indemnification and contribution that the Company may have will offset potential claims. A successful claim against the Company in excess of insurance coverage and not subject to indemnification could have a material adverse affect on the Company.

ITEM 2. PROPERTIES

    The Company's 58 donor centers are located in 24 states, principally in the South, Southwest, Midwest and Northwest United States. The donor centers range in size from approximately 1,000 to 10,000 square feet and are leased with terms expiring through January 2002. A majority of these leases contain renewal options which permit the Company to renew the leases for a five-year period at the then fair rental value. The Company believes that in the normal course of its business, it will be able to renew or replace its existing leases subject to regulatory approval. See Item 1, "Business-Operations".

    The Company's clinical laboratory and international headquarters are located in Atlanta (Clarkston), GA; the monoclonal research and development laboratories and the Company's FDA licensed monoclonal antibody manufacturing facilities are located in Edinburgh, Scotland (large scale monoclonal production) and Livingston, Scotland (vialing and labeling). All of these facilities are leased with terms expiring through 2021.

    The Company has substantially completed the expansion of its monoclonal antibody production capabilities to meet current and future demand for both diagnostic and therapeutic products.

ITEM 3. LEGAL PROCEEDINGS

    The Company is a party to litigation in the ordinary course of business. The Company does not believe that such litigation is likely to have a material adverse effect on its financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year ended December 29, 1996.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth the names, ages, and all positions and offices with the Company held by the Company's present executive officers. Unless otherwise indicated below, each person has held the office indicated for more than five years:

NAME                                                       AGE              POSITIONS AND OFFICES PRESENTLY HELD
-----------------------------------------------------      ---      -----------------------------------------------------
Harold J. Tenoso, Ph.D.                                     58     President, Chief Executive Officer and Director
Samuel A. Penninger, Jr.                                    55     Chairman of the Board of Directors
Terry Dobson                                                51     Vice President, International Development
Charles P. Harrison                                         49     Vice President, Healthcare Services
Timm M. Hurst                                               55     Vice President, Sales and Marketing
Gary A. Kress                                               51     Vice President, Regulatory Affairs
Russell H. Plumb                                            38     Vice President, Finance and Administration, Chief
                                                                   Financial Officer and Treasurer
James F. Sowinski                                           47     Vice President, Operations

Harold J. Tenoso, Ph.D. has served as President and Chief Executive Officer of the Company since March 1993 and as a director since August 1993. From 1984 until April 1993, he served in various capacities at UNIMED, Inc., a publicly held pharmaceutical company, including as Chief Executive Officer from January 1989 to April 1992, chairman from January 1991 to April 1992 and consultant from May 1992 to April 1993.

Samuel A. Penninger, Jr. has served as Chairman of the Board of Directors of the Company since March 1993, and from March 1983 until March 1993 he served as President and a director of the Company. Mr. Penninger founded the Company in 1971. He has served as a director of ABRA and is a member of the American Association of Blood Banks ("AABB").

Terry Dobson has served as Vice President, International Development of the Company since January 1995. Mr. Dobson was Managing Director of Bioscot Limited ("Bioscot") from January 1990 to January 1995. Prior to joining the Company upon the Company's acquisition of Bioscot, Mr. Dobson served as the Business Manager, FDA Responsible Head and a director of Bioscot.

Charles P. Harrison has served as Vice President, Healthcare Services of the Company since February 1996. Prior to joining the Company he was the President, Chief Executive Officer, Chief Financial Officer and a director of Creative Products Resource, Inc., a drug delivery firm from January 1993 until January 1996. Prior to that time, he was the President, Chief Financial Officer and a director of UNIMED, Inc., a publicly held pharmaceutical company, from May 1986 until May 1992 and a consultant from May 1992 until April 1993. Mr. Harrison is presently a director of Creative Products Resource, Inc.

Timm M. Hurst has served as Vice President, Sales and Marketing of the
Company since April 1994. From 1984 until April 1994, Mr. Hurst served as Vice President in charge of disease state products, technical services, and administration of the Company. Prior to joining the Company, Mr. Hurst was the Director of Sales and Marketing for Blood Products of Delmed, Inc. Mr. Hurst is a member of AABB.

Gary A. Kress has service as Vice President, Regulatory Affairs of the
Company since 1988. From 1974 until 1982 he served as Manager/Responsible Head and from 1982 until 1988 he served as Director of Operations/Responsible Head of the Company. Mr. Kress is a member of AABB and the American Society for Clinical Laboratory Science, and is registered as a Medical Technologist by the American Society of Clinical Pathologists. Mr. Kress plans to retire from the Company in April 1997.

Russell H. Plumb has served as Vice President, Finance and Administration,
Chief Financial Officer and Treasurer since joining the Company in April 1994. Prior to joining the Company, he was a Senior Manager in the Corporate Finance Group at Ernst & Young from April 1991 to April 1994. Prior to joining Ernst and Young, he was a Managing Director for Tunstall Consulting, a business advisory firm, from October 1987 to July 1990.

James F. Sowinski has served as Vice President, Operations of the Company since 1988. Mr. Sowinski joined the Company in 1977 as a donor center Executive Director and Responsible Head. In addition to being a member of AABB, Mr. Sowinski is a licensed medical technologist with a sub-specialty in immunohematology and is a member of the Florida Association of Blood Banks.

                                    PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

    The Company declared a three-for-two split of its common stock effective February 28, 1997 for shareholders of record on February 10, 1997. All price and share amounts herein are adjusted to reflect the effect of such split.

    The Company's common stock was initially offered to the public on June 15, 1995 at a price of $7.67 per share and trades on the Nasdaq Stock Market ("Nasdaq") under the symbol "SERO".

    On March 14, 1997, the closing price of the common stock was $16.25 per share. As of March 14, 1997, there were 79 holders of record of the common stock.

    The Company has not paid any cash dividends on its Common Stock to date. The payment of cash dividends, if any, in the future is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements and financial condition. It is the present intention of the Board of Directors to retain all earnings, if any, for use in the Company's business operations and, accordingly, the Board of Directors does not expect to declare or pay any cash dividends in the foreseeable future. In addition, under the Company's Amended and Restated Credit Agreement dated as of July 20, 1995, with NationsBank, N.A. (South) ("NationsBank"), there are limitations on the Company's ability to pay cash dividends.

    The following table sets forth the high and low sale prices for the Company's common stock for the periods indicated as reported by Nasdaq.

                                                                                HIGH        LOW
                                                                              ---------  ---------
Year Ended December 29, 1996
 Quarter Ended
  March 31..................................................................  $   18.50  $    9.83
  June 30...................................................................      20.50      14.83
  September 29..............................................................      25.83      16.00
  December 29...............................................................      26.33      18.00
Year Ended December 31, 1995
 Quarter Ended
  July 2....................................................................       7.83       7.08
  October 1.................................................................      12.17       7.08
  December 31...............................................................      11.83       9.83

------------------------

* From June 15, 1995, the date the Company's common stock commenced trading on Nasdaq.

ITEM 6. SELECTED FINANCIAL DATA

(IN THOUSANDS, EXCEPT PER
  SHARE DATA)                     1992               1993            1994        1995       1996
----------------------------  ----------------  ---------------  ------------  ---------  ---------
STATEMENT OF OPERATIONS
  DATA:
Net sales...................  $17,883           $22,938          $30,100       $52,124    $65,571
Costs and Expenses
 Cost of sales..............   12,797            14,487           16,796        31,525     38,752
 Selling, general and
  administrative expenses...    3,391             4,076            6,290         8,217      9,394
 Product development
  expenses..................      610               728              829         1,973      2,242
 Corporate relocation
  expenses..................       --             1,500               --            --         --
 Other expense (income),
  net.......................     (322)              142               12         1,328      1,847
 Interest expense, net......      548               426              407         2,116        220
                              -------           -------          -------       --------   --------
Income before income taxes,
  extraordinary loss and
  cumulative effect of
  accounting change.........      859             1,579            5,766         6,965     13,116
Provision for income
  taxes.....................      331               680            2,227         2,499      4,866
                              -------           -------          -------       --------   --------
Income before extraordinary
  loss and cumulative effect
  of accounting change......      528              899             3,539         4,466      8,250
Extraordinary loss on early
   retirement of debt,
  net of income taxes.......       --               --              (103)       (1,823)       (14)
Cumulative effect of change
  in accounting for income
  taxes.....................       --              301                --            --         --
                              -------           -------          -------       --------   --------
NET INCOME..................      528             1,200            3,436          2,643      8,236
Accretion of common stock
  put warrants..............       --                --              186             45         --
                              -------           -------          -------       --------   --------

NET INCOME available
   for Common Stockholders    $   528           $ 1,200          $ 3,250       $ 2,598    $ 8,236
                              -------           -------          -------       --------   --------
                              -------           -------          -------       --------   --------
NET INCOME PER COMMON
  SHARE--PRIMARY:
 Income before extraordinary
  loss and cumulative effect
  of accounting change......    $0.06             $0.10            $0.36         $0.39      $0.58
 Extraordinary loss.........       --                --            (0.01)        (0.16)        --
 Cumulative effect of
  accounting change.........       --              0.03               --            --         --
                              -------           -------          -------       --------   --------
Net income..................    $0.06             $0.13            $0.35          $0.23      $0.58
                              -------           -------          -------       --------   --------
                              -------           -------          -------       --------   --------
NET INCOME PER COMMON
  SHARE--FULLY DILUTED:
 Income before extraordinary
  loss and cumulative effect
  of accounting change......    $0.06             $0.09            $0.36          $0.39      $0.58

 Extraordinary loss.........       --                --            (0.01)         (0.16)        --
 Cumulative effect of
  accounting change.........       --              0.03               --             --         --
                              -------           -------          -------       --------   --------
 Net income.................    $0.06             $0.12            $0.35          $0.23      $0.58
                              -------           -------          -------       --------   --------
                              -------           -------          -------       --------   --------
WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES
  OUTSTANDING: (1)
 Primary....................    9,135             9,281            9,375         11,469     14,321
                              -------           -------          -------       --------   --------
                              -------           -------          -------       --------   --------
 Fully diluted..............    9,578             9,723            9,375         11,469     14,321
                              -------           -------          -------       --------   --------
                              -------           -------          -------       --------   --------
BALANCE SHEET DATA:
 Working capital............  $ 3,916           $ 3,157           $ 6,060       $ 6,174    $20,706
 Total assets...............   10,899            12,811            50,135        50,234     80,837
 Long-term debt, less current
  maturities................    3,983             3,076            32,708         6,751        147
 Stockholders' equity.......    2,330             3,534             6,842        36,593     67,883

------------------------

(1) All numbers of shares in this item are weighted on the basis of the number of days the shares were outstanding or assumed to be outstanding during each period, and have been calculated according to the treasury stock method using the IPO price of $7.67 per share for all periods presented prior to June 14, 1995. All information included herein gives retroactive effect to the 2-for-1, 6-for-5 and 3-for-2 stock splits.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company is a leading worldwide provider of specialty human antibody-based products and services to major healthcare companies. Until November 1994, the business of the Company was conducted through Serologicals, Inc. ("Serologicals") and its wholly owned subsidiary, Bioscot. In November 1994, the Board of Directors approved a corporate reorganization whereby Serologicals Holdings, Inc., a Delaware corporation, was formed to become the parent company of Serologicals and Seramune, Inc. ("Seramune") and their respective subsidiaries. Seramune was formed to consummate the acquisition of Acadiana Ventures, Inc. (the "Seramune Acquisition") which occurred on December 23, 1994. In May 1995, Serologicals Holdings, Inc. changed its name to Serologicals Corporation.

    As of March 14, 1997, the Company operated 58 donor centers, 14 of which specialize in specialty antibody collections and 44 of which primarily collect IVIG antibodies from which a number of products are produced. Bioscot operated two FDA-licensed monoclonal antibody manufacturing facilities in Scotland.

    In February 1996, the Company acquired Am-Rho Laboratories, Inc., in March 1996, it acquired Southeastern Biologics, Inc., Plasma Management, Inc. and Concho Biologics, Inc. (collectively referred to as the "Southeastern Acquisition"), and in December 1996, it acquired Simi Biological Resources, Inc. ("Simi"). These acquisitions added one specialty donor center, the assets of another specialty donor center and nine non-specialty donor centers, for an aggregate initial consideration of approximately $8.1 million in cash and debt assumption, plus additional consideration contingent upon the performance of the donor centers acquired through the Southeastern Acquisition and the centers acquired from Simi. As of December 29, 1996, the Company had paid or accrued approximately $960,000 in additional consideration related to the post-acquisition performance of the donor centers acquired through the Southeastern Acquisition. In March 1997, the Company acquired the Nations Group for approximately $10.2 million in cash and a $4.0 million convertible note plus additional consideration contingent on the future performance of the Nations Group. The Nations Group operates 16 non-specialty donor centers. These acquisitions were all accounted for using the purchase method of accounting.

    In June 1995, the Company completed an initial public offering ("IPO") and issued 3.6 million shares of common stock at a price of $7.67 per share. The net proceeds to the Company of $24.6 million, plus cash on hand of approximately $400,000, were used to retire $7.5 million of subordinated debt and approximately $17.5 million of borrowings under a term credit facility incurred primarily for the Seramune Acquisition. An extraordinary charge of $1.8 million (net of income taxes) was recorded in relation to the early extinguishment of this debt and associated debt issuance costs. Additionally, the Company recognized a non-recurring, non-cash charge of $346,500 for compensation expense ($215,000 net of income taxes) related to the acceleration of vesting of an officer's stock options.

    In June 1996, the Company completed an offering (the "Secondary Offering") of 3.15 million shares of its common stock at $17.33 per share. Of the 3.15 million shares, the Company sold 1.35 million shares, which resulted in net proceeds of approximately $22.0 million, including proceeds from options which were exercised and the resulting shares sold pursuant to the Secondary Offering. The net proceeds were used to retire approximately $7.9 million of debt, with the remainder, or approximately $14.1 million, available to the Company for general corporate purposes. The Company recognized an extraordinary loss of approximately $14,000 (net of income taxes) related to the early retirement of debt.

RESULTS OF OPERATIONS

    The following table sets forth certain operating data of the Company as a percentage of net sales for the years indicated below.

                                                                                             1994       1995       1996
                                                                                           ---------  ---------  ---------
Net sales................................................................................      100.0%     100.0%     100.0%
Gross profit.............................................................................       44.2       39.5       40.9
Selling, general and administrative expenses.............................................       20.9       15.8       14.3
Product development......................................................................        2.8        3.8        3.4
Income before extraordinary loss.........................................................       11.8        8.6       12.6
Net income available for common stockholders.............................................       10.8        5.0       12.6

Years ended December 31, 1995 and December 29, 1996

    Net sales increased by 25.8%, or $13.4 million, from $52.1 million in 1995 to $65.6 million in 1996. Approximately $6.9 million of the increase was the result of acquisitions completed in 1996 and the fourth quarter of 1995. The remainder of the increase, or approximately $6.5 million, resulted from additional net sales of the Company's specialty antibody products, the majority of which was anti-D and, to a lesser extent, additional net sales of the Company's non-specialty and monoclonal antibody products. Net sales of the Company's therapeutic and diagnostic product lines increased 35.3% and 1.3%, respectively, from the prior year.

    Gross profit increased 30.2%, or $6.2 million, from $20.6 million in 1995 to $26.8 million in 1996. Of the increase, approximately $4.0 million was attributable to additional sales of, and higher margins on, the Company's specialty antibody products, while approximately $1.8 million was attributable to acquisitions completed in 1996 and the fourth quarter of 1995. Gross profit as a percentage of net sales increased from 39.5% to 40.9%, reflecting the higher margins on the Company's specialty products (primarily a result of a favorable product mix), offset in part by increased sales of the Company's non-specialty products, which generally generate lower gross margins. Gross profit from the Company's specialty antibodies (other than IVIG antibodies) increased from 48.8% in 1995 to 53.3% in 1996.

    Selling, general and administrative expenses increased 14.3%, or $1.2 million from $8.2 million in 1995 to $9.4 million in 1996. Recurring expenses increased $1.5 million, or 19.4%, from $7.9 million to $9.4 million in 1996. The increase is primarily attributable to increased professional and administrative expenses associated with being a public company, the hiring of an additional Vice President during the first quarter of 1996, an expanded sales and marketing staff at the Company's Bioscot subsidiary and the general corporate infrastructure needed to support the Company's acquisitions and growth. Non-recurring expenses in 1995 consisted of a $346,500 charge for compensation expense related to the acceleration of vesting of an officer's stock options in connection with the Company's IPO. As a percentage of sales, selling, general and administrative expenses decreased from 15.8% to 14.3%, a trend the Company believes will stabilize during 1997.

    Product development expenses increased 13.6%, or $268,000, from $2.0 million in 1995 to $2.2 million in 1996, due primarily to increased spending to develop additional monoclonal antibodies for blood typing reagents.

    Other expense increased 39.0%, or $519,000, from $1.3 million in 1995 to $1.8 million in 1996, due primarily to amortization of intangible assets as a result of acquisitions completed in 1996 and the fourth quarter of 1995 and, to a lesser extent, non-capitalizable expenses incurred in the expansion of the Company's monoclonal production capacity.

    Interest expense, net decreased 89.6%, or $1.9 million, from $2.1 million in 1995 to $220,000 in 1996, due primarily to the retirement of approximately $25 million of debt in June 1995 with proceeds from the IPO, the retirement of approximately $7.9 million of debt in June 1996 with the proceeds of the Secondary Offering and the subsequent investment of the remaining proceeds.

    In 1996, the Company recorded an extraordinary loss (net of income taxes) of $14,206 related to the write off of previously capitalized debt issuance costs upon the early extinguishment of certain indebtedness.

Years ended December 31, 1994 and 1995

    Net sales increased by 73.2%, or $22.0 million, from $30.1 million in 1994 to $52.1 million in 1995. The increase relates primarily to net sales of $16.2 million resulting from the Seramune Acquisition and additional net sales of anti-D and monoclonal antibodies. Net sales of the Company's therapeutic and diagnostic product lines increased 118.9% and 19.8%, respectively, from the prior year.

    Gross profit increased 54.8%, or $7.3 million, from $13.3 million in 1994 to $20.6 million in 1995. The increase was due largely to $3.1 million of additional gross profit associated with net sales of IVIG antibodies and increased net sales of anti-D antibodies and diagnostic monoclonal antibodies, which are the Company's higher margin products. The decrease in gross profit as a percentage of net sales reflects the additional net sales of IVIG antibodies, which generally generate gross margins lower than those associated with specialty antibody-based products. Gross profit from the Company's specialty antibodies (other than IVIG antibodies) increased from 44.2% in 1994 to 48.8% in 1995.

    Selling, general and administrative expenses increased 30.6%, or $1.9 million, from $6.3 million in 1994 to $8.2 million in 1995. Of this increase, $635,000 was due to administrative expenses related to the new Seramune subsidiary, $757,000 was to support additional growth and the costs of being a public entity and $141,000 was related to upgrading the Company's information systems. The remainder was primarily attributed to a non-recurring, non-cash charge to compensation expense of $346,500 related to the accelerated vesting of an officer's stock options in connection with the IPO. Selling, general and administrative expenses decreased as a percentage of net sales in 1995 from 1994.

    Product development expenses increased 137.9%, or $1.1 million, from $830,000 in 1994 to $2.0 million in 1995. Of this increase, $513,000 was the result of a collaboration between the Company and SNBTS to develop monoclonal anti-D therapeutic products. Additionally, the Company initiated several other development projects in late 1994 and 1995 designed to enhance existing products which resulted in increased product development expenses in 1995.

    Other expense (income), net increased $1.3 million from $12,000 in 1994 to $1.3 million in 1995 due primarily to amortization of intangible assets as a result of the acquisitions of Seramune and Allegheny Biologics, Inc.

    Interest expense, net increased $1.7 million from $407,000 in 1994 to $2.1 million in 1995, primarily from indebtedness incurred in connection with the Seramune Acquisition. The repayment of this debt with proceeds of the IPO in June 1995 resulted in a decrease in interest expense of $1.4 million from $1.8 million in the first two quarters of 1995 to $361,000 in the last two quarters of the year.

    The effective tax rate as reflected in the provision for taxes decreased from 38.6% in 1994 to 35.9% in 1995. This decrease is due primarily to a significant increase in Bioscot's pre-tax earnings which are taxed at a lower rate than earnings in the U.S.

    In 1995, the Company recorded an extraordinary loss (net of income taxes) of approximately $1.8 million due to the early extinguishment of debt in the second quarter from the proceeds of the IPO. Approximately $1.4 million of this amount relates to the acceleration of the original issue discount ("OID") associated with the repayment of subordinated debt. The remainder relates to the write-off of the debt issuance costs associated with the repayment of debt from IPO proceeds.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 29, 1996, the Company had cash and cash equivalents and working capital of $21.2 million and $20.7 million, respectively.

    Net cash flow provided by operations for 1994, 1995 and 1996 was $4.8 million, $7.4 million and $11.7 million, respectively. The increase in cash flow provided by operations in 1996 was primarily attributable to increased profitability at existing donor centers and the incremental cash flow provided by acquisitions completed in 1996 and the fourth quarter of 1995, offset in part by higher levels of inventory in 1996, primarily caused by the need to maintain inventory at levels required under certain purchase agreements with customers.

    Net cash flow used in investing activities for 1994, 1995 and 1996 was $32.0 million, $4.6 million, and $11.1 million, respectively. Investing activities in 1996 included the acquisition of nine non-specialty donor centers, one specialty donor center and the assets of another specialty donor center for total consideration of approximately $6.9 million in cash, the expansion of the Company's monoclonal production facility of approximately $2.6 million and other capital expenditures in the normal course of business.

    Net cash flow provided by (used in) financing activities, including the effects of changes in foreign exchange rates, for 1994, 1995 and 1996 was $33.2 million, ($6.8 million) and $17.7 million, respectively. The net cash flow provided in 1994 was primarily the result of the senior and subordinated debt borrowed in connection with the Seramune Acquisition. The net cash flow used in financing activities in 1995 relates primarily to (i) the repayment of the $25.5 million short term promissory note due to the sellers in the Seramune

Acquisition with the proceeds of the $21.0 million term credit facility and $4.5 million cash on hand, (ii) scheduled principal payments of $1.4 million related to the term credit facility, (iii) the repayment of subordinated debt of $7.5 million and a term credit facility of $17.5 million with $400,000 of cash on hand and cash provided by the IPO proceeds of $24.6 million. The net cash provided by financing activities in 1996 related primarily to the Company raising approximately $22.0 million in net proceeds from the Secondary Offering in June 1996.

    In June 1996, a portion of the net proceeds from the Secondary Offering were used to repay approximately $7.9 million of indebtedness. An extraordinary loss of $14,206 (net of income taxes) was recorded which related to the early extinguishment of this debt. At December 29, 1996, total long-term debt, including current maturities, had decreased to $3.7 million.

    Capital expenditures relate primarily to the Company's facilities, related equipment and the development of additional specialty and non-specialty antibody donor centers. For the years 1994, 1995 and 1996, capital expenditures were $2.1 million, $1.5 million and $4.2 million, respectively. The increase in capital expenditures in 1996 was primarily due to approximately $2.6 million in expenditures relating to the expansion of the Company's monoclonal production capacity, the upgrading of the Company's information system, and the renovation of a number of donor centers. During 1997, the Company anticipates continued significant levels of capital expenditures. The major factors affecting this increase include (i) the expansion of the Company's laboratory testing facility and international headquarters in Clarkston (Atlanta), Georgia; (ii) re-engineering and upgrading of the Company's information systems to support its planned growth; and (iii) the development, relocation and upgrading of specialty and non-specialty antibody donor centers to increase production capabilities and efficiencies.

    In early 1996, the Company received a grant from a governmental authority in Scotland to defray a portion of the expenses associated with the relocation and expansion of its monoclonal production facilities. The grant is payable to the Company in three installments over approximately three years and the timing and amount of the payments are subject to (i) the level of capital expenditures made and (ii) the creation of additional jobs at Bioscot. As of December 29, 1996, the Company had not yet received any proceeds from such grant. The Company expects to be able to determine the amounts of the payments, if any, during 1997.

    During 1995, the Company entered into a revolving credit facility (the "Revolver") with a bank providing for maximum borrowings of $20 million of which $15 million is available for future acquisitions. The Company anticipates using proceeds from the Revolver to fund capital expenditures, acquisitions and any increased working capital needs. There were no amounts outstanding under the Revolver at December 29, 1996.

    The Company believes that existing cash balances, cash generated from operations and borrowing capacity available under the Revolver are sufficient to fund operations and anticipated capital expenditures through 1997. As the Company continues to evaluate acquisition and growth opportunities, it anticipates that supplementary funding may be necessary. The Company is evaluating alternative strategies to raise additional capital, including increasing the borrowing capacity under the Revolver and the issuance and sale of securities.

    The Company is in the third year of a five-year supply contract for the sale of IVIG antibodies to Bayer. The contract provides for successive one-year renewals, unless notice is given by either party, and commitments from Bayer to purchase specified amounts on an escalating basis over the five-year term. In addition, as part of the Southeastern Acquisition, the Company acquired a second supply contract with Bayer for the sale of antibodies for IVIG, with terms substantially similar to those contained in the Company's existing contract with Bayer except as it relates to volume levels. The revenues and cash flow provided under the contracts are significant and represented approximately 35% of the Company's revenues in 1996. Early termination of the contracts could adversely affect the Company's ability to meet its financial obligations in the short term.

    On January 15, 1997, the Company entered into an amended agreement with the holders of a 9% convertible subordinated note issued in the principal amount of $3.5 million in connection with the Seramune Acquisition. Under the terms of the amendment, the interest rate decreased to 5.25%. Concurrent with the amendment, the Company called the note for prepayment on April 9, 1997.

FOREIGN OPERATIONS

    The Company's foreign operations are primarily conducted through Bioscot. In 1994, 1995 and 1996, foreign operations accounted for 20.6%, 17.8% and 15.4% of net sales and 23.3%, 25.2% and 17.0% of income from operations, respectively. Export sales from the United States were $5.3 million, $11.6 million and $14.0 million during 1994, 1995 and 1996, respectively.

    The functional currency of Bioscot is the British pound sterling. Fluctuations in foreign exchange rates can impact operating results, including total revenues and expenses, when translations of the subsidiary financial statements are made in accordance with SFAS No. 52, "Foreign Currency Translation." It has not been the Company's practice to hedge its assets and liabilities in the U.K. or its intercompany transactions due to the inherent risks associated with foreign currency hedging transactions and the timing of payment between the Company and Bioscot. In 1994, 1995 and 1996, the Company recorded foreign currency transaction gains of approximately $72,000, $29,000 and $46,000, respectively.

OUTLOOK

    The Company's strategy is to enhance its position in the specialty and non-specialty antibody segment of the industry and to take advantage of emerging opportunities relating to the provision of other biologic products and services. The key elements of this strategy include (i) expanding its core business by increasing its donor base and broadening the range of antibodies it sources and the services it provides; (ii) pursuing selective acquisitions to capitalize on opportunities in a consolidating industry; (iii) expanding customer relationships by providing additional services, allowing the Company to become more deeply involved in its customers' product development, regulatory compliance and quality assurance programs; (iv) seeking to increase the quality of antibodies and production efficiencies; and (v) utilizing its existing donor center network and expertise in biologic product development, manufacturing techniques and regulatory compliance to capitalize on emerging opportunities in specialty biologic based products and services. However, there can be no assurance that the Company will be successful in achieving any or all of the elements of its strategy.

    External growth is a significant component of the Company's strategic plan. The Company's strategy includes acquisitions of selected specialty and non-specialty donor centers, as well as businesses that provide services and products that are complementary to its existing business. The Company believes that these acquisitions will enable it to leverage its core competencies and its general and administrative infrastructure, thereby creating economies of scale. However, there can be no assurance that the Company will be able to complete suitable acquisitions in the future or successfully integrate such acquisitions into the Company's business to achieve economies of scale.

    The Company intends to capitalize on its existing monoclonal technology to take advantage of the increasing preference of its customers for more consistent and uniform antibody yields achievable through monoclonal manufacturing techniques. To achieve this goal, the Company committed capital resources in 1996 to expand its monoclonal antibody production facilities in Scotland. This expansion will enable the Company to implement more efficient manufacturing techniques, as well as provide additional production capacity for diagnostic monoclonal products and the development of therapeutic monoclonal products. The Company is developing therapeutic monoclonal products using the approach that led to the Company's ability to commercialize monoclonal products for diagnostic purposes. However, there can be no assurance that the Company will be successful in the development of such products.

    The industry in which the Company operates is subject to strict regulation and licensing by the FDA. Similar regulation exists in many of the states and foreign countries where the Company conducts business. Changes in existing federal, state or foreign laws or regulations could have an adverse effect on the Company's business.

    The Company is also subject to numerous industry and customer-mandated standards. Industry groups such as ABRA and the Company's customers continually evaluate their practices and procedures regarding new information or public concerns over diseases which may be transmitted from donors through their blood or blood components. Based upon such evaluation, a certain portion of the population may be prohibited from donating in the future, or certain new testing and screening procedures may be required to be performed with respect to certain donors. One specific concern currently facing the industry is Creutzfeld-Jakob disease ("CJD"), a fatal disease occurring sporadically in the world at an incidence of about one per million population per year and which has been linked in some cases to bovine spongiform encephalopathy, also known as "mad cow disease". While no acceptable testing or screening procedure currently exists to detect CJD, it has generally been found to have a higher incidence in the older population. As a result, there has been consideration by the Company's customers to implement various age restrictions on donors. The Company expects resolution of this issue within the next 12 to 18 months. Another standard recommended by the industry which is expected to be adopted during 1997 relates to the acceptance of new donors. As an effort to minimize the potential that infected plasma would enter the manufacturing process undetected, all new (i.e., first-time) donors' plasma would be excluded from further manufacture unless a second, negative set of test results is obtained within six months, essentially precluding one-time donations. While the potential impact on the Company of these and other changes currently taking place in the industry is not currently known, in certain circumstances, the loss of donors, or the cost of additional testing procedures, could have an adverse effect on the Company's operating results.

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

    Effective in 1996, the Company elected to continue accounting for stock-based compensation in accordance with APB Opinion No. 25 and adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 requires that companies which do not choose to account for stock-based compensation as prescribed by the statement shall disclose the pro forma effects on earnings and earning per share as if SFAS No. 123 had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS No. 123. See Note 6 to Consolidated Financial Statements for the SFAS No. 123 disclosures, as described.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Information with respect to this item is contained in the Company's consolidated financial statements indicated in the Index on Page F-1 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information called for by Items 10, 11, 12 and 13 will be contained in the Company's definitive proxy statement which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 29, 1996 and such information is incorporated herein by reference. Certain information concerning the executive officers of the Company is set forth in
Part I under the caption "Executive Officers".

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Financial Statements.

    The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-K

(b) Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended December 29, 1996.

(c) Exhibits

      3.1  Amended and Restated Certificate of Incorporation (Exhibit 3.3 to the Registrant's
           Registration Statement on Form S-1 (File No. 33-91176),effective June 14, 1995, is hereby incorporated by reference)
      3.2  Amended and Restated By-laws (Exhibit 3.4 to the Registrant's Registration
           Statement on Form S-1 (File No. 33-91176), effective June 14, 1995, is hereby incorporated by reference)
      4.1  Specimen Common Stock Certificate. (Exhibit 4.1 to the Registrant's Registration
           Statement on Form S-1 (File No. 33-91176), effective June 14, 1995, is hereby incorporated by reference)
      4.2  Amended and Restated Shareholders Agreement, dated as of August 31, 1993, as amended (Exhibit 4.2 to the Registrant's Registration Statement on Form S-1 (File
           No. 33-91176), effective June 14, 1995, is hereby incorporated by reference)
    4.2.1  Amendment No. 3 to Amended and Restated Shareholders Agreement (Exhibit 4.2.1 to
           the Registrant's Registration Statement on Form S-1 (File No. 33-91176), effective
           June 14, 1995, is hereby incorporated by reference)
    4.2.2  Amendment No. 4 to Amended and Restated Shareholders Agreement (Exhibit 4.2.2 to
           the Registrant's Annual Report on Form 10-K for the period ended December 31, 1995 is hereby incorporated by reference)
   10.1.1  Amended and Restated Credit Agreement, dated as of July 20, 1995, between the
           Company and NationsBank (Exhibit 10.1 to the Registrant's Quarterly Report on Form
           10-Q for the quarter ended July 2, 1995, is hereby incorporated by reference)
   10.1.2  Revolving Note, dated July 20, 1995, from the Company in favor of NationsBank
           (Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 2, 1995, is hereby incorporated by reference)
     10.2  Registration Rights Agreement, dated December 21, 1994, between the Company and
           NationsBanc Capital (Exhibit 10.7 to the Registrant's Registration Statement on
           Form S-1 (File No. 33-91176), effective June 14, 1995, is hereby incorporated by reference)
     10.3  Convertible Subordinated Promissory Note, dated December 23, 1994, from the Company in favor of Gagnard & Marceaux Flint, Inc. (Exhibit 10.8 to the Registrant's
           Registration Statement on Form S-1 (File No. 33-91176), effective June 14, 1995, is hereby incorporated by reference)
   10.3.1  Agreement to Amend Convertible Subordinated Promissory Note and Amended and
           Restated Convertible Subordinated Promissory Note from the Company in favor of
           Gagnard and Marceaux Flint, Inc., dated January 18, 1996. (Exhibit 10.5.1 to the
           Registrant's Annual Report on Form 10-K for the period ended December 31, 1995 is hereby incorporated by reference)
   10.3.2  Agreement to Amend Convertible Subordinated Promissory Note and Amended and
           Restated Convertible Subordinated Promissory Note from the Company in favor of
           Gagnard and Marceaux Flint, Inc., dated January 24, 1997*
     10.4  Registration Agreement, dated as of December 20, 1989, between Serologicals, Inc.
           and the persons identified on Schedule 1 attached thereto (Exhibit 10.9 to the
           Registrant's Registration Statement on Form S-1 (File No. 33-91176), effective June
           14, 1995, is hereby incorporated by reference).
     10.5  Warrant of the Company dated March 9, 1993 issued to State Street Bank & Trust
           Company (Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 (File
           No. 33-91176), effective June 14, 1995, is hereby incorporated by reference).
   10.5.1  Amendment to Warrant of the Company issued to State Street Bank & Trust Company
           (Exhibit 10.10.1 to the Registrant's Registration Statement on Form S-1 (File No.
           33-91176), effective June 14, 1995, is hereby incorporated by reference).



   10.5.2  Amendment to Warrant of the Company issued to State Street Bank & Trust Company
           (Exhibit 10.10.2 to the Registrant's Registration Statement on Form S-1 (File No.
           33-91176), effective June 14, 1995, is hereby incorporated by reference).
     10.6  Plasma Purchase Agreement, dated as of December 20, 1994, between Seramune, Inc.
           and Bayer, Inc. (Exhibit 10.11 to the Registrant's Registration Statement on Form
           S-1 (File No. 33-91176), effective June 14, 1995, is hereby incorporated by reference)
     10.7  Technical Collaboration Agreement, dated February 10, 1995, between Bioscot Limited and The Common Services Agency (Exhibit 10.12 to the Registrant's Registration
           Statement on Form S-1 (File No. 33-91176), effective June 14, 1995, is hereby incorporated by reference).
   10.7.1  IP Acquisition Agreement, dated February 10, 1995, between Bioscot Limited and The
           Common Services Agency (Exhibit 10.12.1 to the Registrant's Registration Statement
           on Form S-1 (File No. 33-91176), effective June 14, 1995, is hereby incorporated by reference).
     10.8  Employment Agreement, dated as of March 8, 1993, between Serologicals, Inc. and
           Harold J. Tenoso, as amended (Exhibit 10.13 to the Registrant's Registration
           Statement on Form S-1 (File No. 33-91176), effective June 14, 1995, is hereby incorporated by reference).
     10.9  1994 Amended and Restated Omnibus Incentive Plan. (Exhibit 10.11.1 to the
           Registrant's Annual Report on Form 10-K for the period ended December 31, 1995, is hereby incorporated by reference)
    10.10  Forms of Stock Option Agreement (Exhibit 10.15 to the Registrant's Registration
           Statement on Form S-1 (File No. 33-91176), effective June 14, 1995, is hereby incorporated by reference).
  10.10.1  Forms of First Revised Stock Option Agreements. (Exhibit 10.12.1 to the
           Registrant's Annual Report on Form 10-K for the period ended December 31, 1995, is hereby incorporated by reference)
  10.10.2  Forms of Second Revised Stock Option Agreements*+
    10.11  1995 Non-Employee Directors' Stock Option Plan, as amended. (Exhibit 10.13 to the
           Registrant's Annual Report on Form 10-K for the period ended December 31, 1995, is hereby incorporated herein by reference)
    10.12  Form of Indemnification Agreement (Exhibit 10.16 to the Registrant's Registration
           Statement on Form S-1 (File No. 33-91176), effective June 14, 1995, is hereby incorporated by reference).
    10.13  1996 Employee Stock Purchase Plan. (Exhibit 10.18 to the Registrant's Annual Report
           on Form 10-K for the period ended December 31, 1995, is hereby incorporated by reference)
    10.14  Employment Agreement between the Company and Charles P. Harrison. (Exhibit 10.19 to
           the Registrant's Annual Report on Form 10-K for the period ended December 31, 1995, is hereby incorporated by reference)
    10.15  Stock and Asset Purchase Agreement, dated March 6, 1996, among Seramune, Inc. and
           Concho Biologics, Inc., a Delaware corporation and Southeastern Biologics, Inc.,
           Plasma Management, Inc., Concho Biologics, Inc., a Texas corporation, Daryl Burke,
           Richard Devoll and Adrian P. Scallan (Exhibit 2.1 to the Company's current report on Form 8-K, dated March 20, 1996, is hereby incorporated by reference).
    10.16  Purchase Agreement, dated March 6, 1997, among Serologicals Corporation, Seramune,
           Inc., Seronat Plasma, Inc., Nations Biologics, Inc., Decatur Plasma, Inc.,
           Bloomington Plasma, Inc., Lake Forest Plasma Center, Inc., Southwest Plasma
           Company, Inc., Riverfront Plasma Company, Inc., Green Street Biological Corp.,
           Silver State Plasma Products, Inc., Rodney L. Savoy, Barry J. Heinen, Noel P.
           Dragon, Jr. and La Savoy Famille, L.C. (Exhibit 2.1 to the Company's Current Report
           on Form 8-K, dated March 21, 1997, is hereby incorporated by reference).
    10.17  Promissory Note, dated March 6, 1997 from the Company in favor of Rodney L. Savoy
           (Exhibit 99 to the Company's Current Report on form 8-K, dated March 21, 1997, is hereby incorporated by reference).
    10.18  Employment Agreement between the Company and Terence Dobson (Exhibit 10.1 to the
           Company's quarterly report on Form 10-Q for the quarter ended September 29, 1996, is hereby incorporated by reference).
    10.19  Serologicals Corporation 1996 UK Sharesave Scheme *+
       21  Subsidiaries of the Company.*
       23  Consent of Arthur Andersen LLP.*
       27  Financial Data Schedule

------------------------

* Filed herewith
+ Compensatory Plan or Arrangement

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Serologicals Corporation has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 1997.

                                SEROLOGICALS CORPORATION
                                (Registrant)



                                      /S/ Harold J. Tenoso, Ph.D.
                                BY:  Harold J. Tenoso, Ph.D.
                                     President & Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Serologicals Corporation and in the capacities indicated on March 31, 1997:

          SIGNATURE                            TITLE
------------------------------          ------------------------------------

/s/ Harold J. Tenoso, Ph. D.            President (Chief Executive Officer)
------------------------------
Harold J. Tenoso, Ph.D.


/s/ Russell H. Plumb                    Vice President/Chief Financial Officer
------------------------------          (Principal Financial and
Russell H. Plumb                        Accounting Officer)


/s/ Samuel A. Penninger, Jr.            Chairman of the Board of Directors
------------------------------
Samuel A. Penninger, Jr.


/s/ James L. Currie                     Director
------------------------------
James L. Currie


/s/ George M. Shaw, MD., Ph.D.          Director
------------------------------
George M. Shaw, MD., Ph.D.


/s/ Lawrence E. Tilton                  Director
------------------------------
Lawrence E. Tilton


/s/ Matthew C. Weisman                  Director
------------------------------
Matthew C. Weisman

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Public Accountants..............................        F-2
Consolidated Balance Sheets -December 31, 1995 and December 29,
  1996................................................................        F-3
Consolidated Statements of Income -For the years ended December 31,
  1994, 1995 and December 29, 1996....................................        F-4
Consolidated Statements of Stockholders' Equity -For the years ended
  December 31, 1994, 1995 and December 29, 1996.......................        F-5
Consolidated Statements of Cash Flows -For the years ended December
  31, 1994, 1995 and December 29, 1996................................        F-6
Notes to Consolidated Financial Statements............................        F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
and Stockholders of
Serologicals Corporation:

    We have audited the accompanying consolidated balance sheets of SEROLOGICALS CORPORATION (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1995 and December 29, 1996 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Serologicals Corporation and subsidiaries as of December 31, 1995 and December 29, 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 29, 1996 in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP

Atlanta, Georgia
March 6, 1997

                            SEROLOGICALS CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                             DECEMBER 31, 1995 AND DECEMBER 29, 1996

                      ASSETS                                         1995           1996
---------------------------------------------------------        -------------  -------------
CURRENT ASSETS:
  Cash and cash equivalents                                      $   2,887,225  $  21,231,906
  Trade accounts receivable, less allowance for doubtful
    accounts of $139,000 at  December 31, 1995 and $242,000
    at December 29, 1996                                             5,607,840      5,235,336
  Inventories                                                        3,865,635      5,746,181
  Deferred income taxes                                                173,264         74,534
  Other current assets                                                 561,496      1,055,850
                                                                 -------------  -------------
        Total current assets                                        13,095,460     33,343,807
                                                                 -------------  -------------
PROPERTY AND EQUIPMENT, net                                          6,595,410      9,800,448
                                                                 -------------  -------------
OTHER ASSETS:
  Goodwill, net                                                     27,960,637     33,540,837
  FDA licenses, net                                                  1,812,839      2,813,057
  Noncompete agreements, net                                           544,475        964,812
  Other                                                                315,004        373,581
        Total other assets                                       -------------  -------------
                                                                    30,632,955     37,692,287
                                                                 -------------  -------------
                                                                 $  50,323,825  $  80,836,542
                                                                 -------------  -------------
                                                                 -------------  -------------


         LIABILITIES AND STOCKHOLDERS'  EQUITY
--------------------------------------------------------

CURRENT LIABILITIES:
  Current maturities of long-term debt and capital
    lease obligations                                             $    272,255  $   3,566,741
  Accounts payable                                                   2,240,215      2,794,999
  Accrued liabilities                                                4,331,704      6,206,869
  Deferred revenue                                                      77,650         69,183
                                                                 -------------  -------------
        Total current liabilities                                    6,921,824     12,637,792
                                                                 -------------  -------------
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS,
  less current maturities                                            6,750,945        147,158
                                                                 -------------  -------------
OTHER LIABILITIES                                                       58,390        168,265
                                                                 -------------  -------------
COMMITMENTS AND CONTINGENCIES (Notes 4, 7, 8 and 14)
STOCKHOLDERS' EQUITY (Note 5):
  Preferred stock, $.01 par value; 1,000,000 shares
    authorized, no shares issued                                           --             --
  Common stock, $.01 par value; 30,000,000 shares
    authorized, 12,609,377 and 14,121,143 shares issued and
    outstanding at December 31, 1995 and December 29, 1996,
    respectively                                                      126,094        141,211
  Additional paid-in capital                                       29,297,506     52,163,703
  Retained earnings                                                 7,131,915     15,367,807
  Cumulative translation adjustment                                    37,151        210,606
                                                                -------------  -------------
        Total stockholders' equity                                 36,592,666     67,883,327
                                                                -------------  -------------
                                                                $  50,323,825  $  80,836,542
                                                                -------------  -------------
                                                                -------------  -------------

    The accompanying notes are an integral part of these consolidated balance sheets.

                    SEROLOGICALS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
         FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND DECEMBER 29, 1996


                                            1994         1995         1996
                                         -----------  -----------  -------------
NET SALES.............................   $30,100,113  $52,124,419  $65,571,247
COSTS AND EXPENSES:
  Cost of sales.......................    16,796,099   31,525,001   38,752,305
  Selling, general, and administrative
   expenses...........................     6,289,806    8,216,286    9,394,342
  Product development expenses.........      829,616    1,973,924    2,241,872
  Other expense........................       11,863    1,328,147    1,846,673
  Interest expense, net................      407,258    2,116,018      220,085
                                         -----------   ----------- -------------
INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY LOSS...................    5,765,471    6,965,043   13,115,970

PROVISION FOR  INCOME TAXES............    2,226,744    2,498,894    4,865,872
                                        ------------  ------------  ------------
INCOME BEFORE EXTRAORDINARY LOSS......     3,538,727    4,466,149    8,250,098
EXTRAORDINARY LOSS ON EARLY
 RETIREMENT OF DEBT, net of income taxes    (102,610)  (1,822,988)     (14,206)
                                        -------------  -----------  ------------
NET INCOME............................      3,436,117   2,643,161    8,235,892
ACCRETION OF COMMON STOCK PUT
  WARRANTS............................        186,000      45,556          --
                                        -------------  ----------   ------------
NET INCOME AVAILABLE FOR COMMON
  STOCKHOLDERS........................  $   3,250,117  $2,597,605   $8,235,892
                                        -------------  -----------  ------------
                                        -------------  -----------  ------------

NET INCOME PER COMMON SHARE:
 Income before extraordinary loss.....          $0.36       $0.39        $0.58
 Extraordinary loss...................          (0.01)      (0.16)        --
                                        -------------  -----------  ------------
NET INCOME............................          $0.35       $0.23        $0.58
                                        -------------  -----------  ------------
                                        -------------  -----------  ------------
WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING
  PRIMARY.............................      9,375,687  11,469,091   14,321,645
                                        -------------  -----------  ------------
                                        -------------  -----------  ------------

The accompanying notes are an integral part of these consolidated statements.

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
       FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND DECEMBER 29, 1996

                                     COMMON STOCK          PREFERRED STOCK        ADDITIONAL
                                 --------------------  ------------------------     PAID-IN       RETAINED
                                  SHARES     AMOUNT     SHARES       AMOUNT         CAPITAL       EARNINGS
                                 --------   --------   --------     --------     -------------  ------------
BALANCE, December 31, 1993,
  as restated for a 3-for-2
  common stock split effected
  in the form of a stock
  dividend (Note 5).............  5,502,960  $   306     12,587      $ 126        $ 2,624,006   $ 1,284,193
  Net income....................     --         --         --          --              --         3,436,117
  Retirement of treasury
    shares......................  (180,000)     --         --          --            (363,284)       --
  Exercise of common stock
    warrants....................   873,555     4,853       --          --              --            --
  Change in cumulative
   translation adjustment.......     --         --         --          --              --            --
  Merger into Serologicals
    Holdings:
    Cancellation of existing
      shares....................(6,196,515)   (5,159)   (12,587)      (126)            --            --
    Issuance of new shares...... 6,196,515    61,965     12,587        126            (56,806)       --
  Stock options granted.........     --         --         --          --             346,500        --
  Accretion of common
    stock put warrants..........     --         --         --          --              --          (186,000)
                                ----------  --------   --------      -----        -----------    -----------
BALANCE, December 31, 1994...... 6,196,515    61,965     12,587        126          2,550,416      4,534,310

  Net income....................     --         --         --          --              --          2,643,161
  Exercise of common
    stock warrants..............   545,703     5,457       --          --              (5,457)       --
  Conversion of preferred
    stock....................... 2,265,659    22,657    (12,587)      (126)           (22,531)       --
  Accretion of common
    stock put warrants..........     --         --         --          --              --           (45,556)
  Exercise of stock options.....     1,500        15       --          --              11,484        --
  Accelerated vesting of
    stock options...............     --         --         --          --              --            --
  Retirement of common
    stock put warrants..........     --         --         --          --           2,233,556        --
  Initial public offering
    of common stock, net of
    issuance costs.............. 3,600,000    36,000       --          --          24,530,038        --
  Change in cumulative
    translation adjustment......     --         --         --          --               --           --
                                ----------  --------   --------      -----        -----------    -----------
BALANCE, December 31, 1995......12,609,377   126,094       --          --          29,297,506      7,131,915

  Net income....................     --         --         --          --               --         8,235,892
  Exercise of common
    stock warrants..............    23,314       233       --          --                (233)       --
  Exercise of stock options.....   138,452     1,384       --          --             402,004        --
  Tax effect of stock
    option exercise.............     --         --         --          --             807,806        --
  Secondary offering of
    common stock, net of
    issuance costs.............. 1,350,000    13,500       --          --          21,656,620        --
  Change in cumulative
    translation adjustment......     --         --         --          --               --           --
                                ----------  --------   --------      -----        -----------    -----------
BALANCE, December 29, 1996......14,121,143  $141,211       --        $ --         $52,163,703    $15,367,807
                                ----------  --------   --------      -----        -----------    -----------
                                ----------  --------   --------      -----        -----------    -----------


                                CUMULATIVE
                                TRANSLATION    UNEARNED       TREASURY
                                ADJUSTMENT   COMPENSATION       STOCK          TOTAL
                                -----------  -------------  -------------   -----------
BALANCE, December 31, 1993,
  as restated for a 3-for-2
  common stock split effected
  in the form of a stock
  dividend (Note 5)............ $ (11,732)   $   --           ($363,284)     $ 3,533,615
  Net income...................     --           --               --           3,436,117
  Retirement of treasury                                                          --
    shares.....................     --           --             363,284
  Exercise of common stock
    warrants...................     --           --               --               4,853
  Change in cumulative
   translation adjustment......    53,883        --               --              53,883
  Merger into Serologicals
    Holdings:
    Cancellation of existing
      shares...................     --           --               --              (5,285)
    Issuance of new shares.....     --           --               --               5,285
  Stock options granted........     --         (346,500)          --                --
  Accretion of common
    stock put warrants.........     --           --               --            (186,000)
                                --------     ----------       ---------      -----------
BALANCE, December 31, 1994.....    42,151      (346,500)          --           6,842,468

  Net income...................     --           --               --           2,643,161
  Exercise of common
    stock warrants.............     --           --               --                --
  Conversion of preferred
    stock......................     --           --               --                --
  Accretion of common
    stock put warrants.........     --           --               --             (45,556)
  Exercise of stock options....     --           --               --              11,499
  Accelerated vesting of
    stock options..............     --          346,500           --             346,500
  Retirement of common
    stock put warrants.........     --           --               --           2,233,556
  Initial public offering
    of common stock, net of
    issuance costs.............     --           --               --          24,566,038
  Change in cumulative
    translation adjustment.....   (5,000)        --               --              (5,000)
                                --------     ----------       ---------      -----------
BALANCE, December 31, 1995.....   37,151         --               --          36,592,666

  Net income...................     --           --               --           8,235,892
  Exercise of common
    stock warrants.............     --           --               --                --
  Exercise of stock options....     --           --               --             403,388
  Tax effect of stock
    option exercise............     --           --               --             807,806
  Secondary offering of
    common stock, net of
    issuance costs.............     --           --               --          21,670,120
  Change in cumulative
    translation adjustment.....  173,455         --               --             173,455
                                --------     ----------       ---------      -----------
BALANCE, December 29, 1996..... $210,606     $   --           $   --         $67,883,327
                                --------     ----------       ---------      -----------
                                --------     ----------       ---------      -----------


The accompanying notes are an integral part of these consolidated statements.

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND DECEMBER 29, 1996

                                                                           1994           1995           1996
                                                                       -------------  -------------  -------------
OPERATING ACTIVITIES:
  Net income.........................................................  $   3,436,117  $   2,643,161  $   8,235,892
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization....................................        912,109      2,628,373      3,417,259
    Deferred income tax provision....................................        257,340          8,261        190,466
    Extraordinary loss, net..........................................        102,610      1,822,988         14,206
    Accelerated vesting of stock options.............................                       346,500           --
  Changes in operating assets and liabilities, net of acquisitions of businesses
    Trade accounts receivable, net...................................        379,328     (3,027,658)       120,346
    Inventories......................................................        (92,031)       563,267     (1,526,776)
    Other current assets.............................................        (89,101)      (231,921)      (468,784)
    Accounts payable.................................................        678,117      1,105,487        403,228
    Accrued liabilities..............................................         78,234      1,976,435      1,362,388
    Deferred revenue.................................................       (860,221)      (456,916)       (15,542)
                                                                       -------------  -------------  -------------
      Total adjustments..............................................      1,366,385      4,734,816      3,496,791
                                                                       -------------  -------------  -------------
      Net cash provided by operating activities......................      4,802,502      7,377,977     11,732,683
                                                                       -------------  -------------  -------------
INVESTING ACTIVITIES:
  Purchases of property and equipment................................     (2,075,313)    (1,495,189)    (4,187,247)
  Purchases of businesses............................................    (29,744,032)    (2,696,584)    (6,934,545)
  Other..............................................................       (196,163)      (387,782)        43,994
                                                                       -------------  -------------  -------------
      Net cash used in investing activities..........................    (32,015,508)    (4,579,555)   (11,077,798)
                                                                       -------------  -------------  -------------
FINANCING ACTIVITIES:
  Proceeds from revolving line of credit.............................     18,369,802     16,573,590      7,796,047
  Payments on revolving line of credit...............................    (19,749,184)   (14,514,834)    (9,854,803)
  Proceeds from long-term debt and capital lease obligations.........     34,498,000     21,747,699         89,100
  Payments on long-term debt and capital lease obligations...........     (1,172,272)   (55,156,148)    (2,587,511)
  Payment of debt issuance costs.....................................       (724,415)       (34,895)        --
  Proceeds from issuance of warrant..................................      2,002,000       --               --
  Proceeds from exercise of stock options............................                      --              403,388
  Proceeds from common stock issuance, net of issuance costs.........                    24,577,537     21,670,120
                                                                       -------------  -------------  -------------
      Net cash provided by (used in) financing activities............     33,223,931     (6,807,051)    17,516,341
                                                                       -------------  -------------  -------------
EFFECT OF CHANGES IN FOREIGN EXCHANGE RATE...........................         53,883         (5,000)       173,455
                                                                       -------------  -------------  -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.................      6,064,808     (4,013,629)    18,344,681
CASH AND CASH EQUIVALENTS, beginning of year.........................        836,046      6,900,854      2,887,225
                                                                       -------------  -------------  -------------
CASH AND CASH EQUIVALENTS, end of year...............................  $   6,900,854  $   2,887,225  $  21,231,906
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Debt assumption....................................................        --            --        $   1,153,889
  Forgiveness of note receivable.....................................        --            --        $     500,000
  Accrued acquisition consideration..................................        --            --        $     723,548
  Tax effect of stock option exercise................................        --            --        $     807,806

The accompanying notes are an integral part of these consolidated statements.

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 DECEMBER 31, 1994, 1995 AND DECEMBER 29, 1996

1. ORGANIZATION AND BUSINESS OPERATIONS

    Serologicals Corporation (a Delaware corporation) (the "Company"), is a leading worldwide provider of specialty human antibody-based products and services to major healthcare companies. The Company's services, including donor recruitment, donor management, and clinical testing services, enable the Company to provide value-added, antibody-based products that are used as the active ingredients in therapeutic and diagnostic pharmaceutical products.

    The Company, through its wholly-owned subsidiaries, Serologicals, Inc. ("Serologicals") and Seramune, Inc. ("Seramune"), operates a national network of 42 donor centers (excluding 16 centers acquired subsequent to year end) and two laboratories located in the United States and Europe. Serologicals and its two wholly-owned subsidiaries, Allegheny Biologicals Inc. ("ABI") and Am Rho Laboratories, Inc., operate 14 donor centers that specialize in the collection of specialty antibodies. Bioscot Ltd. ("Bioscot"), a wholly-owned subsidiary of Serologicals, operates two U.S. Food and Drug Administration ("FDA") licensed monoclonal antibody manufacturing facilities in Edinburgh, Scotland. Bioscot is organized and existing under the laws of Scotland. Seramune and its subsidiaries operate 28 donor centers that primarily collect non-specialty plasma from which a number of therapeutic products, primarily intravenous immune globulin, are derived.

    The industry in which the Company operates is subject to strict regulation and licensing by the FDA. Similar regulation exists in many of the states and foreign countries where the Company conducts business. Changes in existing federal, state or foreign laws or regulations could have an adverse effect on the Company's business.

    The industry is also characterized by sales to a relatively few major healthcare companies. One of the Company's customers, Bayer Corporation ("Bayer"), accounted for approximately 56% of the Company's net sales in 1996 (Note 11). The Company has two long-term supply contracts with Bayer related to non-specialty antibodies which accounted for approximately 35% of the Company's net sales in 1996; however, there can be no assurance that the contracts will not be terminated or that Bayer will not reduce its supply requirements pursuant to the agreements.

    Export sales from the United States represented approximately 21% of net sales in 1996 (Note 13). Concern over blood safety has led to movements in a number of European and other countries to restrict the importation of blood and blood derivatives, including antibodies, collected outside the countries' borders or, in the case of certain European countries, outside Europe. To date, these efforts have not led to any meaningful restriction on the importation of blood and blood derivatives and have not adversely affected the Company.

    The Company's business is dependent upon its ability to attract and retain qualified donors. A significant portion of the industry's potential donor population has been disqualified due in large part to more rigorous screening procedures required by regulatory authorities and the Company's customers. The potential donor population with certain specialty antibodies has also decreased due to aging and attrition. The inability to locate and procure donors with specialty antibodies could adversely affect the Company.

    The Company generates significant sales outside the United States and is subject to risks generally associated with international operations. Bioscot, which accounted for approximately 15% of the Company's net sales in 1996 (Note 13), generates net sales and incurs expenses in foreign currencies. Accordingly, the Company's financial results from international operations may be affected by fluctuations in currency exchange rates.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company's fiscal period end for financial reporting purposes is the last Sunday of each period. Certain prior year amounts have been reclassified to conform to the current year presentation.

USE OF ESTIMATES

    The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INVENTORIES

    Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. Market for antibody-based products inventories is net realizable value and for supplies is replacement cost.

    Inventories at December 31, 1995 and December 29, 1996 consisted of the following:

                               1995          1996
                           ------------  ------------
Antibody-based products... $  3,355,275  $  5,027,597
Supplies..................      510,360       718,584
                           ------------  ------------
                           $  3,865,635  $  5,746,181
                           ------------  ------------
                           ------------  ------------

PROPERTY AND EQUIPMENT

    Fixed assets are stated at cost and are depreciated using straight-line and accelerated methods over their estimated useful lives for financial reporting purposes. For income tax purposes, the Company uses only accelerated depreciation methods. Depreciable lives for equipment, furniture and fixtures range from three to ten years. Leasehold improvements are amortized over the shorter of the lease term or the economic lives of the assets. Expenditures for maintenance and repairs are charged to expense as incurred.

    Property and equipment at December 31, 1995 and December 29, 1996 consisted of the following:

                                             1995          1996
                                         ------------  ------------
Construction in progress...............  $    --       $  2,578,430
Leasehold improvements.................     4,026,564     3,978,027
Laboratory and office equipment
  and furniture and fixtures...........     7,170,726     8,521,283
                                         ------------  ------------
Total property and equipment...........    11,197,290    15,077,740
Accumulated depreciation and
  amortization.........................    (4,601,880)   (5,277,292)
                                         ------------  ------------
Property and equipment, net............  $  6,595,410  $  9,800,448
                                         ------------  ------------
                                         ------------  ------------

ACCRUED LIABILITIES

    Accrued liabilities at December 31, 1995 and December 29, 1996 consisted of the following:

                                            1995          1996
                                        ------------  ------------
Income taxes payable..................  $  1,097,904  $    476,357
Accrued payroll, bonuses,
  and payroll taxes...................     1,573,819     1,108,670
Acquisition consideration
  payable.............................       --            723,548
Other.................................     1,659,981     3,898,294
                                        ------------  ------------
                                        $  4,331,704  $  6,206,869
                                        ------------  ------------
                                        ------------  ------------

REVENUE RECOGNITION AND DEFERRED REVENUE

    The Company's policy is to record revenue upon the shipment of its products. The Company also receives advance payments from customers for future delivery of specified products. The deferred revenue related to these advance payments is recognized when the specified products are shipped.

CASH EQUIVALENTS

    For financial reporting purposes, the Company considers all investments purchased with an original maturity of three months or less to be cash equivalents.

FOREIGN OPERATIONS

    The financial statements of Bioscot have been translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation" ("SFAS No. 52"). Under SFAS No. 52, all balance sheet accounts are translated at the exchange rate at year-end. Income statement items are translated at the average exchange rate for the year. Translation adjustments are not included in determining net income but are accumulated and reported as a separate component of stockholders' equity. Gains and losses which result from foreign currency transactions are included in the accompanying consolidated statements of income.

DEBT DISCOUNTS

    In accordance with APB No. 16, "Business Combinations," the subordinated notes and other notes (Note 7) which were assumed in connection with the acquisition of Bioscot in 1989 were discounted to reflect their present values. The notes are payable in British pounds sterling. The debt discounts are amortized to interest expense using the effective interest method.

    The Company recorded an original issue discount ("OID") of approximately $2.0 million in connection with the issuance of a subordinated note and a related warrant (Note 7) in December 1994. In June 1995, the subordinated note was repaid in full with the proceeds from the Company's initial public offering ("IPO") (Note 3) and the remaining OID was expensed. The write-off of approximately $1.4 million (net of income taxes) was recorded as an extraordinary loss.

GOODWILL

    The excess of cost over the fair market value of the assets acquired ("goodwill") is being amortized to income on a straight-line basis over a period of 25 years. The goodwill relates primarily to the acquisition of Bioscot in 1989, the Seramune acquisition in December 1994 (Note 4), the ABI acquisition in October 1995 (Note 4), and the Southeastern and Simi acquisitions in 1996 (Note 4). The Company periodically reviews the carrying values assigned to goodwill based upon expectations of future cash flows and operating income generated by the underlying assets in determining whether goodwill is recoverable.

FDA LICENSES

    In connection with the Company's acquisitions (Note 4), it acquired the licenses of the FDA-approved donor centers. The estimated fair value of the FDA licenses is capitalized and amortized to income on a straight-line basis over a period of 25 years.

NONCOMPETE AGREEMENTS

    In connection with certain of the Company's acquisitions (Note 4), it entered into noncompete agreements with the sellers. Such agreements were recorded at their estimated fair market value and are being amortized to income on a straight-line basis over the terms of the respective agreements, which range from three to five years.

DEBT ISSUANCE COSTS

    The Company has incurred debt issuance costs in connection with its long-term debt (Note 7). These costs are capitalized and amortized to interest expense over the term of the debt.

    During 1994, 1995 and 1996, the Company recorded extraordinary losses (net of income taxes) of approximately $103,000, $454,000 and $14,000, respectively, related to the write off of previously capitalized debt issuance costs upon early extinguishment of certain indebtedness.

NET INCOME PER SHARE

    Net income per share is computed using the weighted average number of shares of common stock outstanding. Earnings per share and the weighted average number of shares have been adjusted to reflect the Company's 3-for-2 stock split effective February 28, 1997 (Note 5). Common equivalent shares from convertible preferred stock (using the if-converted method) and from stock options and warrants (using the treasury stock method) have been included in the computation when dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

    In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to Be Disposed Of," which becomes effective for fiscal years beginning after December 15, 1995. SFAS No. 121 establishes standards for determining when impairment losses on long lived assets have occurred and how impairment losses should be measured. The Company adopted SFAS No. 121 effective January 1, 1996. The effect of adopting SFAS No. 121 did not have a material financial statement impact.

    The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Effective in 1996, the Company adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires that companies which do not choose to account for stock-based compensation as prescribed by the statement, shall disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS No 123 (Note 6).

3. PUBLIC OFFERINGS OF COMMON STOCK

    On June 14, 1995, the Company completed an IPO of 3.6 million shares of its common stock at $7.67 per share which resulted in proceeds of $27.6 million (before underwriting discounts and other offering expenses). The net proceeds of approximately $24.6 million were used to reduce long-term debt. This early retirement of debt resulted in an extraordinary loss of approximately $1.8 million (net of income taxes) due to early retirement costs associated with the $7.5 million subordinated note and the write off of debt issuance costs (Notes 2 and 7).

    In June 1996, the Company completed an offering (the "Secondary Offering") of 3.15 million shares of its common stock at $17.33 per share. Of the 3.15 million shares, the Company sold 1.35 million shares, which resulted in net proceeds of approximately $22.0 million, including proceeds from options which were exercised and the resulting shares sold pursuant to the Secondary Offering. The net proceeds were used to retire approximately $7.9 million of debt, with the remainder, or approximately $14.1 million, available to the Company for general corporate purposes. The Company recognized an extraordinary loss of approximately $14,000 (net of income taxes) related to the early retirement of debt.

4. ACQUISITIONS

    On December 23, 1994, the Company acquired substantially all of the assets of the Acadiana Group through its newly formed subsidiary, Seramune, under the terms of an asset purchase agreement (the "Seramune Acquisition"). The acquired assets consisted primarily of fixed assets, deposits, prepaids and intangibles. The purchase price was approximately $29.5 million, before recording certain acquisition expenses and adjustments, and was financed through two notes to the sellers, a subordinated note with an affiliate of a bank and a new credit facility with a bank (Note 7).

    During 1995, the Company acquired two specialty antibody centers from ABI and individual donor centers from Eugene Plasma Corporation, Springfield Plasma Corporation and Alpha Therapeutics Corporation for an aggregate acquisition cost of approximately $3.0 million.

    The Company recorded the above acquisitions as purchases in accordance with APB No. 16, and, accordingly, the purchase price has been allocated to the assets acquired based on the estimated fair values as of the acquisition date. The excess of the cost over the estimated fair value of the net assets acquired has been allocated to goodwill.

    On February 14, 1996, the Company acquired the assets of Am-Rho Laboratories, Inc. ("Am-Rho") for approximately $1.7 million. The purchase price consisted of $1.1 million in cash at closing, the assumption of certain liabilities and forgiveness of a $500,000 note receivable from the parent of Am-Rho.

    On March 6, 1996 the Company acquired the stock of Southeastern Biologics, Inc. and Plasma Management, Inc. and substantially all of the assets of Concho Biologics, Inc. in a single transaction (collectively referred to as the "Southeastern Acquisition") for approximately $4.75 million. The Southeastern Acquisition includes a provision for contingent consideration based on the performance of the acquired businesses over the 12 months subsequent to closing. The purchase price consisted of approximately $3.6 million in cash and the assumption of approximately $1.15 million of indebtedness at closing. As of December 29, 1996, the Company had paid or accrued approximately $960,000 of additional consideration related to the post-acquisition performance of the centers acquired in the Southeastern Acquisition.

    On December 16, 1996, the Company acquired substantially all of the assets of Simi Biological Resources, Inc. ("Simi"), which operated three non-specialty donor centers. The purchase price consisted of $1.6 million in cash at closing, before recording certain acquisition expenses. The acquisition agreement includes a provision for up to $300,000 of contingent consideration upon the passing of certain regulatory testing. The resolution of the contingency is expected during 1997.

    Each of the 1996 acquisitions was accounted for as a purchase in accordance with APB No. 16, and accordingly, the purchase price has been preliminarily allocated to the assets acquired based on the estimated fair values as of the acquisition date. The excess of the cost over the estimated fair value of the net assets acquired has been preliminarily allocated to goodwill and certain other identifiable intangible assets.

5. STOCKHOLDERS' EQUITY

STOCK SPLITS

    In February 1997, the Company's Board of Directors approved a 3-for-2 stock split effected in the form of a stock dividend, whereby each shareholder of record as of February 10, 1997 received on February 28, 1997 one-half additional share of common stock for each share owned as of the record date. As a result of the split, 4,707,048 shares were issued. All share and per share amounts herein have been restated to reflect this stock split, a 2-for-1 stock split effected on May 16, 1994 and a 6-for-5 stock split effected on May 10, 1995. Additionally, common stock and additional paid-in capital amounts have been restated to reflect the issuance of the additional shares.

CAPITAL STOCK

    Under the terms of the amended and restated articles of incorporation, the Company has authorized 30,000,000 shares of common stock and 1,000,000 shares of preferred stock that may contain such preferences and rights as determined by the board of directors. Subsequent to year-end and subject to stockholder approval, the Company increased the number of authorized shares of common stock to 50,000,000.

SERIES A PREFERRED STOCK

    On June 14, 1995, all outstanding shares of Series A Preferred Stock were converted into shares of common stock of the Company in conjunction with the Company's successful completion of its IPO. The holders of the Series A Preferred Stock received 2,265,659 shares of the Company's common stock.

COMMON STOCK WARRANTS

    In connection with a bank credit agreement entered into in March 1993 (Note 7), the Company issued a warrant to a bank to purchase 221,624 shares of the Company's common stock at an exercise price of $2.29 per share of common stock. The warrant is currently exercisable and expires on March 9, 2003. As of December 29, 1996, warrants to purchase 150,000 shares of common stock remained outstanding. No value was assigned to the warrant. The warrant holder had a put option to require the Company to repurchase the warrant or any shares previously purchased by the warrant holder exercisable on the earlier of an IPO by the Company, or on no more than three separate occasions during the period from March 9, 1996 to March 9, 2003. The common stock put warrant was being accreted to its highest redemption price, as defined in the agreement, from the date of issuance to June 14, 1995. The accretion was $186,000 and $45,556 in 1994 and 1995, respectively. Upon the successful completion of the Company's IPO on June 14, 1995, the put option was waived by the warrant holder and the accretion related to the common stock put warrants was credited to additional paid-in capital.

    On April 29, 1994, the Company entered into warrant exercise agreements with its two preferred stockholders whereby they exercised warrants and purchased 873,555 shares of common stock for total consideration of approximately $4,900. The warrants were originally issued on December 20, 1989 at a de minimis exercise price per share unless certain operating income levels were achieved.

Since the specified operating income levels were not achieved, the warrant exercise price remained unchanged.

    In connection with the issuance of the $7,500,000 (face amount) subordinated note (the "Subordinated Note") in December 1994 (Note 7), the Company issued a warrant (the "NationsBanc Warrant") to an affiliate of a bank ("NationsBanc") to purchase 546,054 shares of the Company's common stock at a de minimis exercise price per share. The Company assigned the NationsBanc Warrant a value of approximately $2.0 million based on an estimated fair value of $3.67 per common share on the date of issuance. During 1995, the Company paid the Subordinated Note with the proceeds from the IPO and wrote off the remaining OID (Note 2). Additionally, in September 1995, NationsBanc exercised the NationsBanc Warrant to purchase 545,703 shares of the Company's common stock.

COMMON SHARES RESERVED FOR ISSUANCE

    Shares of common stock reserved for issuance at December 31, 1995 and December 29, 1996 consisted of the following:

                                        1995        1996
                                     ----------  ----------
Various stock option agreements....   1,622,238   3,385,786
Employee stock purchase plan.......      --         375,000
Warrants...........................     221,684     150,000
                                     ----------  ----------
                                      1,843,922   3,910,786
                                     ----------  ----------
                                     ----------  ----------

    The Company has also reserved a sufficient number of common shares for the potential conversion of the convertible subordinated note (Note 7).

6. STOCK COMPENSATION PLANS

OFFICER STOCK OPTIONS

    During March 1993, the Company entered into an employment agreement with an officer. As part of the agreement, the officer was granted two options
(the "base option" and the "market option") to purchase shares of common stock. Under each option, the officer can purchase up to 252,000 shares of the Company's common stock at an exercise price of $2.29 per share (the estimated fair value on the date of grant). During December 1994, the market option was amended in order to fix the vesting period while the option price per share remained at $2.29. The amendment of the market option created a new measurement date resulting in the Company recording unearned compensation and an increase in additional paid-in capital in the amount of $346,500. In conjunction with the amendment of the market option, the officer was granted additional options to purchase 230,238 shares of common stock at an exercise price of $3.67, the estimated fair market value at the date of grant. All of these options have a term of ten years and became fully vested as of the IPO date of June 14, 1995. As a result, in June 1995, the Company recognized the compensation expense related to the accelerated vesting of the officer's stock options. During 1996, options to purchase 75,000 shares of common stock at an exercise price of $2.29 per share were exercised.

1994 OMNIBUS INCENTIVE PLAN

    In November 1994, the Company approved the Omnibus Stock Incentive Plan (the "Omnibus Plan"). The Omnibus Plan provides for the issuance of stock options to key employees and directors. During 1996, the Company amended the Omnibus Plan increasing the number of shares reserved under the plan from 648,000 to 2,250,000. Options granted under the Omnibus Plan can have varying terms as determined by the board of directors. Options granted through 1996 under the Omnibus Plan generally vest ratably over three to four years and have terms of ten years. Certain option grants are eligible for accelerated vesting upon the Company's achievement of certain predetermined performance objectives which are approved by the Compensation Committee of the Board of Directors. As of December 29, 1996, the Company had 1,171,634 shares available for grant under the Omnibus Plan.

 1995 NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

    During August 1995, the Company initiated the Non-Employee Director Stock Option Plan (the "Director Plan"). The Director Plan provides for the issuance of stock options to non-employee directors. During 1996, the Company amended the Director Plan, increasing the number of shares reserved under the plan from 240,000 to 540,000. Pursuant to the Director Plan, each person who thereafter becomes a non-employee director of the Company is automatically granted an option to purchase 48,000 shares of common stock on the date of adoption or on the day after such person's first election to the Board of Directors. The exercise price of the options is the fair market value of the common stock on the date of grant. In addition, the Director Plan provides for the automatic grant of options to purchase 3,000 shares of common stock on an annual basis to each non-employee director of the Company after the initial 48,000 option grant has vested in full. Options granted in 1996 under the Director Plan typically vest over a four-year period, while options granted during 1995 were fully vested upon issuance. At December 29, 1996, 96,000 shares had vested under the Director Plan. As of December 29, 1996, the Company had 384,000 shares available for grant under the Director Plan.

STOCK OPTION ACTIVITY

    The following table summarizes the activity for all stock options outstanding:

                                                               1994                    1995                     1996
                                                      ----------------------  -----------------------  -----------------------
                                                                  WEIGHTED-                WEIGHTED-                WEIGHTED-
                                                                   AVERAGE                  AVERAGE                  AVERAGE
                                                                  EXERCISE                 EXERCISE                 EXERCISE
                                                       SHARES       PRICE       SHARES       PRICE       SHARES       PRICE
                                                      ---------  -----------  ----------  -----------  ----------  -----------
Outstanding at beginning of year....................    504,000   $    2.29      964,638   $    2.70    1,221,800   $    3.30
Granted.............................................    460,638        3.15      257,162        5.53      754,875       12.22
Exercised...........................................         --          --           --          --     (138,452)       2.89
Forfeited...........................................         --          --           --          --       (8,070)       4.43
                                                        -------                ---------                ---------
Outstanding at end of year..........................    964,638        2.71    1,221,800        3.30    1,830,153        7.00
                                                        -------                ---------                ---------
                                                        -------                ---------                ---------
Options exercisable at year end.....................    116,400                  973,638                1,073,406
                                                        -------                ---------                ---------
                                                        -------                ---------                ---------

    The following table summarizes information about all stock options outstanding at December 29, 1996:

                            OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                 -----------------------------------------  ------------------------
                                 WEIGHTED-
                                  AVERAGE
                                 REMAINING      WEIGHTED-                 WEIGHTED-
                 OUTSTANDING    CONTRACTUAL      AVERAGE    EXERCISABLE    AVERAGE
   RANGE OF          AT            LIFE         EXERCISE        AT        EXERCISE
EXERCISE PRICES   12/29/96        (YEARS)         PRICE      12/29/96       PRICE
---------------  -----------  ---------------  -----------  -----------  -----------
$2.29...........    585,900            6.4      $    2.29      555,900    $    2.29
$3.67-$4.58.....    398,253            8.0           3.74      279,381         3.69
$8.50-$12.33....    743,250            9.0          11.11      238,125         9.99
$13.17-$21.08...    102,750            9.4          16.80       --           --

EMPLOYEE STOCK PURCHASE PLAN

    In May 1996, the stockholders of the Company approved the 1996 Employee Stock Purchase Plan (the "Purchase Plan"). Pursuant to the terms of the Purchase Plan, eligible employees are able to purchase shares of the Company's common stock through a payroll deduction program. Employees may have up to 25% of their compensation withheld to purchase shares at a price equal to 85% of the lower of the closing price on the first or last day of each successive three month purchase period. There are currently 375,000 shares reserved for issuance under the Purchase Plan.

ACCOUNTING FOR STOCK PLANS

    The Company applies APB No. 25 in accounting for its stock plans. Accordingly, no compensation expense has been recognized for grants of stock options as all options were issued at fair market value at the date of the grant. Had compensation expense for the Company's stock-based compensation plans been determined in accordance with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                           1995          1996
                                       ------------  ------------
Net income -- as reported............  $  2,643,161  $  8,235,892
Net income -- pro forma..............  $  2,188,976  $  6,361,872
Earnings per share -- as reported....  $       0.23  $       0.58
Earnings per share -- pro forma......  $       0.19  $       0.45

    The pro forma amounts reflected above are not representative of the effects on reported net income in future years as additional awards are made each year.

    The fair value for each option grant is estimated on the grant date using the Black-Scholes option - pricing model with the following weighted-average assumptions:

                                       1995       1996
                                     ---------  ---------
Expected life (years)..............       4          4
Dividend yield.....................       0%         0%
Expected volatility................      55%        55%
Risk-free interest rate............    6.76%      5.51%

    Under these assumptions for the Omnibus Plan and the Director Plan, the weighted average fair value of options granted in 1995 and 1996 was $2.73 and $5.90, respectively. There were no other options granted during 1995 or 1996.


7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

    Long-term debt and capital lease obligations at December 31, 1995 and December 29, 1996 consisted of the following:

                                          1995             1996
                                       ----------        ----------
$20,000,000 revolving credit
facility, variable interest
rate (7.43% at December 31, 1995),
payable on July 20, 1998.............  $2,058,756        $      --

$3,500,000 convertible subordinated
note payable, interest at 12% and
9% at December 31, 1995 and
December 29, 1996 respectively;
interest payable monthly, principal
payable on December 23, 1997.........   3,500,000         3,500,000

Subordinated note payable with an
effective interest rate of 16%,
principal due in full on
February 1, 1997; interest
payments of 5% payable quarterly
(net of unamortized discount of
$66,773 at December 31, 1995).........    748,552                --

Capital lease obligations at varying
interest rates and terms, maturing
through 2001..........................    201,674           200,105

Other notes at varying interest
rates and terms maturing through
March 2000............................    514,218            13,794
                                       ----------        ----------
                                        7,023,200         3,713,899
Less current maturities...............    272,255         3,566,741
                                       ----------        ----------
                                       $6,750,945        $  147,158
                                       ----------        ----------
                                       ----------        ----------

    In connection with the Seramune Acquisition (Note 4) in December 1994, the Company issued the sellers a $25.5 million promissory note (the "Seller Note") and a $3.5 million convertible subordinated note (the "Convertible Note"). The Seller Note was noninterest-bearing, secured by a letter of credit with a bank, and repaid on January 3, 1995 with proceeds from the new bank credit facility and the Subordinated Note discussed below. The Convertible Note had an interest rate of 12% (payable monthly) and is due on December 23, 1997.
The Convertible Note had a conversion feature whereby it could be converted into shares of the Company's common stock at 95% of the Company's IPO price ($7.28). During 1996, the Company amended the Convertible Note. Under the amended agreement, the interest rate was reduced to 9%, the conversion price was changed to $9.33 per share of common stock, and the note was made callable no earlier than January 21, 1997. The note is convertible at the option of the holder. Subsequent to year end, the Company further amended the Convertible Note, decreasing the interest rate to 5.25%. Concurrent with the amendment, the Company called the note for prepayment on April 9, 1997.

    On December 21, 1994, the Company entered into new credit agreements (the "Credit Facility") with NationsBank, N.A. (South) providing for maximum borrowings of $27.5 million. The Credit Facility was divided into a $21.0 million term note (the "Term Note") and a $6.5 million revolving line of credit. On January 3, 1995, the Company obtained $21 million in proceeds from the Term Note and used these funds along with the proceeds from the Subordinated Note to repay the Seller Note. The Company repaid the Subordinated Note and reduced the principal amount outstanding under the Term Note with the proceeds from the Company's IPO (Note 3) during 1995.

    On July 20, 1995, the Company amended its Credit Facility with NationsBank, N.A. (South) providing for a revolving line of credit (the "Revolver"). The Revolver provides for maximum borrowings of $20 million, of which $15 million is available for future acquisitions, bears interest at a variable rate and is payable in full on July 20, 1998. The Company may elect either a floating rate or Eurodollar interest rate option applicable to borrowings under the Revolver. The floating rate and Eurodollar interest rate options are based on the base rate, as defined, plus a floating rate margin that fluctuates on the basis of the Company's leverage ratio. The initial floating rate margin under the Revolver is 0% for the floating rate option and 1.5% for the Eurodollar rate option. The Company is required to pay a fee of .375% on the unused portion of the Revolver. The Revolver is secured by substantially all of the assets of the Company, the stock of its subsidiaries, and the Company's supply contracts with a major customer. The Revolver also contains certain financial covenants that require the maintenance of minimum levels of cash flow coverage, debt service coverage and minimum levels of net worth.

    Future maturities of long-term debt and capital lease obligations at December 29, 1996 were as follows:

     1997...............  $3,566,741
     1998...............     70,961
     1999...............     44,295
     2000...............     19,664
     2001...............     12,238
                         ----------
                         $3,713,899
                         ----------
                         ----------

    The Company made interest payments of approximately $322,000, $2,206,000 and $520,000 during 1994, 1995 and 1996, respectively.

8. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

    The Company leases certain office space, donor centers, laboratory and manufacturing facilities and laboratory equipment under noncancelable operating lease agreements. Future minimum annual rental obligations under noncancelable operating leases as of December 29, 1996 were as follows:

            1997..................  $2,464,118
            1998..................   2,100,927
            1999..................   1,715,011
            2000..................     800,460
            2001..................     400,860
            Thereafter............     754,270
                                    -----------
                                     $8,235,646
                                    -----------
                                    -----------

    Rent expense was approximately $766,000, $1,838,000 and $2,321,000 during 1994, 1995 and 1996, respectively.

SUPPLY CONTRACTS

    The Company is in the second and third years of two five-year agreements to sell non-specialty antibodies to a customer at specified prices which are typically renegotiated annually. The contracts include escalating minimum annual purchase amounts by the customer subject to the rights of such customer to reduce the amount purchased under certain terms. The Company expects to meet its obligations under the supply contracts.

LITIGATION

    The Company is involved in certain litigation arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

9. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

CASH EQUIVALENTS

    The Company estimates that the fair value of cash equivalents approximates carrying value due to the relatively short maturity of these instruments.

NOTES PAYABLE

    The Company estimates that the fair value of notes payable approximates carrying value based upon its effective current borrowing rate for issuance of debt with similar terms and remaining maturities.

    Disclosure about the estimated fair value of financial instruments is based on pertinent information available to management as of December 31, 1995 and December 29, 1996. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the periods presented and current estimates of fair value may differ significantly from the amounts presented herein.

10. INCOME TAXES

    The income tax provision for the years ended December 31, 1994, 1995 and December 29, 1996 consisted of the following:

                                      1994          1995          1996
                                  ------------  ------------  ------------
Current:
  U.S. federal and state........  $  1,534,404  $  1,714,296  $  4,008,473
  Foreign.......................       435,000       776,337       666,933
                                  ------------  ------------  ------------
                                     1,969,404     2,490,633     4,675,406
                                  ------------  ------------  ------------
Deferred:
  U.S. federal and state........       290,744         8,261       108,374
  Foreign.......................       (33,404)      --             82,092
                                  ------------  ------------  ------------
                                       257,340         8,261       190,466
                                  ------------  ------------  ------------
Income tax provision............  $  2,226,744  $  2,498,894  $  4,865,872
                                  ------------  ------------  ------------
                                  ------------  ------------  ------------

    The income tax provision as reported in the statements of income differs from the amounts computed by applying federal statutory rates due to the following:

                                        1994          1995          1996
                                    ------------  ------------  ------------
Federal income taxes at
  statutory rate..................   $ 1,960,260   $ 2,368,115   $ 4,459,429
State income taxes, net of
  federal income tax benefit......       250,306       278,601       524,638
Goodwill amortization.............        19,063        19,063        68,518
Other.............................        (2,885)     (166,885)     (186,713)
                                     -----------  ------------   -----------
                                     $ 2,226,744   $ 2,498,894   $ 4,865,872
                                     -----------   -----------   -----------
                                     -----------   -----------   -----------

    Deferred income tax assets and liabilities for 1995 and 1996 reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting and income tax reporting purposes. Temporary differences which give rise to deferred tax assets and liabilities at December 31, 1995 and December 29, 1996 are as follows:

                                                    1995         1996
                                                 -----------  ----------
Deferred tax assets:
  Accruals and reserves........................    $ 508,095     815,332
  Unearned compensation........................      131,670     128,205
  Other........................................       94,584     125,603
                                                 -----------  ----------
                                                     734,349   1,069,140
                                                 -----------  ----------
Deferred tax liabilities:
  Goodwill amortization........................     (319,632)   (550,819)
  Excess tax depreciation......................     (242,255)   (568,661)
  Other........................................      (18,762)    (43,391)
                                                 -----------  ----------
                                                    (580,649) (1,162,871)
                                                 -----------  ----------
Net deferred tax asset (liability).............  $   153,700  ($  93,731)
                                                 -----------  ----------
                                                 -----------  ----------

    The Company did not record any valuation allowance against the deferred tax asset at December 31, 1995 and December 29, 1996 because it is not more likely than not that the deferred tax asset will not be realizable through future taxable income.

    The Company made income tax payments of approximately $1,953,000, $1,176,000 and $4,144,000 during 1994, 1995 and 1996, respectively.

11. SIGNIFICANT CUSTOMERS

    The Company's ten largest customers accounted for approximately 75%, 82% and 87% of net sales for the years ended December 31, 1994, 1995 and December 29, 1996, respectively. Certain customers made up greater than 10% of net sales of the Company for the years ended December 31, 1994, 1995 and December 29, 1996 as follows:

                                          1994       1995       1996
                                       ---------  ---------  ---------
     Bayer Corporation.............       34.9%      49.7%      56.3%
     Centeon.......................         --       13.0%      14.5%

    At December 29, 1996, the Company's accounts receivable from Bayer and Centeon were approximately $2,635,000 and $839,000, respectively.

12. EMPLOYEE SAVINGS PLAN

    The Company maintains a separate defined contribution 401(k) savings plan for all eligible employees. Under the plan, the Company contributes a specified percentage of each eligible employee's compensation. The employees become fully vested in the Company's contribution after three years of service. The Company's contributions approximated $57,000, $69,000, and $102,000 in 1994, 1995 and 1996, respectively.

13. SEGMENT REPORTING

    The Company's operations consist of two primary geographic segments, the United States and Europe, as set forth below:

                                                1994           1995           1996
                                            -------------  -------------  -------------
Net sales to unaffiliated customers:
United States.............................  $  23,895,809  $  42,851,428  $  55,505,682
Europe....................................      6,204,304      9,272,991     10,065,565
                                            -------------  -------------  -------------
                                            $  30,100,113  $  52,124,419  $  65,571,247
                                            -------------  -------------  -------------
                                            -------------  -------------  -------------
Income from operations:
United States.............................  $   4,742,794  $   6,766,926  $  11,207,115
Europe....................................      1,441,798      2,279,065      2,295,215
                                            -------------  -------------  -------------
                                            $   6,184,592  $   9,045,991  $  13,502,330
                                            -------------  -------------  -------------
                                            -------------  -------------  -------------
Identifiable assets:
United States.............................  $  45,506,763  $  44,685,600  $  71,443,214
Europe....................................      4,628,620      5,638,225      9,393,328
                                            -------------  -------------  -------------
                                            $  50,135,383  $  50,323,825  $  80,836,542
                                            -------------  -------------  -------------
                                            -------------  -------------  -------------
Capital expenditures:
United States.............................  $   1,372,269  $   1,050,321  $   1,500,160
Europe....................................        703,044        444,868      2,687,087
                                            -------------  -------------  -------------
                                            $   2,075,313  $   1,495,189  $   4,187,247
                                            -------------  -------------  -------------
                                            -------------  -------------  -------------
Depreciation and amortization:
United States.............................  $     533,347  $   2,159,396  $   2,961,680
Europe....................................        378,762        468,977        455,579
                                            -------------  -------------  -------------
                                            $     912,109  $   2,628,373  $   3,417,259
                                            -------------  -------------  -------------
                                            -------------  -------------  -------------

    Income from operations is calculated as net sales less cost of sales, selling, general and administrative expenses, product development expenses and depreciation and amortization.

    Total export sales from the United States to Europe were approximately $5,322,000, $11,598,000 and $13,997,000 during 1994, 1995 and 1996, respectively. The remaining sales to customers outside the United States were sourced from Bioscot.

14. SUBSEQUENT EVENTS

    In addition to the subsequent events disclosed in Notes 2, 5 and 6, the following event occurred subsequent to December 29, 1996:

    Effective March 6, 1997, the Company acquired Nations Biologics, Inc. and its affiliates (collectively, the "Nations Group") for approximately $10.2 million in cash and a $4.0 million convertible note plus additional consideration contingent on the future performance of the acquired business. The Nations Group operates 16 donor centers specializing in the collection of non-specialty antibodies, increasing the total number of donor centers operated by the Company at March 6, 1997 to 58. The acquisition will be accounted for as a purchase in accordance with APB No. 16.