Form 10-Q
period 1997-03-30
SEROLOGICALS CORP
filed 1997-05-09
CIK 767673

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                   FORM 10-Q

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 30, 1997

                                       OR

  [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the transition period from __________ to ___________.

Commission file Number:  0-26126
                         -------

                            SEROLOGICALS CORPORATION
              (Exact Name of Registrant as Specified in its Charter)

                   Delaware                                58-2142225
       (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                Identification Number)

           780 Park North Blvd.
                Suite 110
            Clarkston, Georgia                                30021
          (Address of principal                             (Zip Code)
            executive offices)

                                 (404) 296-5595
               (Registrant's Telephone Number Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days.

                               Yes  [ X ]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              Class                            Outstanding at April 30, 1997
              -----                            -----------------------------
Common Stock, $.01 par value per share                 14,567,142

                                      INDEX

                    SEROLOGICALS CORPORATION AND SUBSIDIARIES



PART I.
-------

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets -
     December 29, 1996 and March 30, 1997 . . . . . . . . . . . . . . . . 3

Condensed Consolidated Statements of Income -
     For the quarters ended March 31, 1996 and March 30, 1997 . . . . . . 4

Condensed Consolidated Statements of Cash Flows -
     For the quarters ended March 31, 1996 and March 30, 1997 . . . . . . 5

Notes to Condensed Consolidated Financial Statements  . . . . . . . . . 6-8


Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations . . . . . . . . . . . . . . . 9-12

PART II.
--------

Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . 13
Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . 13

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13
----------

PART I.
-------

Item 1.  Financial Statements

                    SEROLOGICALS CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (In thousands)
                                    (Unaudited)

                                                  December 29,       March 30,
                                                      1996              1997
                                                  ------------      ----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                         $21,232           $11,632
  Trade accounts receivable, net                      5,235             7,162
  Inventories                                         5,746             8,362
  Other current assets                                1,131               855
                                                    -------           -------
  Total current assets                               33,344            28,011
                                                    -------           -------
PROPERTY AND EQUIPMENT, net                           9,800            11,188
                                                    -------           -------
OTHER ASSETS:
  Goodwill, net                                      33,541            44,697
  Other                                               4,152             5,618
                                                    -------           -------
  Total other assets                                 37,693            50,315
                                                    -------           -------
                                                    $80,837           $89,514
                                                    -------           -------
                                                    -------           -------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt and capital
    lease obligations                                $3,567            $4,900
  Accounts payable                                    2,795             2,464
  Accrued liabilities                                 6,208             7,793
  Deferred revenue                                       69             1,021
                                                    -------           -------
  Total current liabilities                          12,639            16,178
                                                    -------           -------
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS,
  less current maturities                               147             2,801
                                                    -------           -------
OTHER LIABILITIES                                       168               231
                                                    -------           -------
STOCKHOLDERS' EQUITY:
  Common stock                                          141               141
  Additional paid-in capital                         52,164            52,196
  Retained earnings                                  15,368            17,894
  Cumulative translation adjustment                     210                73
                                                    -------           -------
  Total stockholders' equity                         67,883            70,304
                                                    -------           -------
                                                    $80,837           $89,514
                                                    -------           -------
                                                    -------           -------
 The accompanying notes are an integral part of these condensed consolidated balance sheets.

                    SEROLOGICALS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share amounts)
                                    (Unaudited)


                                                       Quarter Ended
                                                       -------------
                                                 March 31,          March 30,
                                                   1996                1997
                                             --------------         ---------
Net sales                                       $14,779               $19,903
Costs and expenses:
  Cost of sales                                   8,665                12,078
  Selling, general and administrative expenses    2,293                 2,940
  Product development expenses                      589                   555
  Other expense, net                                426                   481
  Interest expense (income), net                    163                  (159)
                                                -------               --------

Income before income taxes                        2,643                 4,008
Provision for income taxes                        1,015                 1,482
                                                -------               --------
Net income                                       $1,628                $2,526
                                                -------               --------
                                                -------               --------

Net income per share                              $0.12                 $0.17
                                                -------               --------
                                                -------               --------

Weighted average common and common equivalent
  shares outstanding - primary                   13,457                15,081
                                                -------               --------
                                                -------               --------






The accompanying notes are an integral part of these condensed consolidated financial statements.


                    SEROLOGICALS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In thousands)
                                    (Unaudited)

                                                         Quarter Ended
                                                         -------------
                                                  March 31,        March 31,
                                                    1996             1997
                                                 -----------      -----------
Operating activities:
  Net income                                       $1,628             $2,526
  Adjustments to reconcile net income to net
   cash provided by operating activities:
  Depreciation and amortization                       815              1,033
  Deferred income tax (benefit) provision             (11)                77
  Changes in operating assets and liabilities,
   net of acquisitions of businesses:
  Trade accounts receivable, net                   (1,944)            (1,906)
  Inventories                                        (163)            (1,040)
  Other current assets                               (500)               326
  Accounts payable                                    199               (476)
  Accrued expenses                                    407                527
  Deferred revenue                                    (76)               116
                                                   -------            -------
  Total adjustments                                (1,273)            (1,343)
                                                   -------            -------
   Net cash provided by operating activities          355              1,183
                                                   -------            -------
Investing activities:
  Purchases of property and equipment                (459)              (506)
  Acquisitions of businesses                       (4,639)           (10,282)
  Other                                                (2)               (31)
                                                   -------            -------
   Net cash used in investing activities           (5,100)           (10,819)
                                                   -------            -------

Financing activities:
  Net borrowings under revolving line of credit     4,693                 --
  Payments on long-term debt and capital
   lease obligations                               (1,306)               (13)
  Other                                                62                 33
                                                   -------            -------
   Net cash provided by financing activities        3,449                 20
                                                   -------            -------
  Effect of changes in foreign exchange rate          (21)                16
                                                   -------            -------
  Net decrease in cash and cash equivalents        (1,317)             (9,600)
  Cash and cash equivalents, beginning of period    2,887              21,232
                                                   -------            -------
  Cash and cash equivalents, end of period         $1,570             $11,632
                                                   -------            -------
                                                   -------            -------
Supplemental Disclosures:
Interest Paid                                      $1,337                 $76
Taxes Paid                                            178               1,080

The accompanying notes are an integral part of these condensed consolidated financial statements.


                     SEROLOGICALS CORPORATION AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

1.  ORGANIZATION AND BASIS OF PRESENTATION

     Organization

     Serologicals Corporation (the "Company") is a leading worldwide provider of specialty human antibody-based products and services to major healthcare companies. The Company's services, including donor recruitment, donor management and clinical testing services, enable the Company to provide value-added, antibody-based products that are used as the active ingredients in therapeutic and diagnostic pharmaceutical products. The Company operates 58 donor centers, 14 of which specialize in specialty antibody collections and 44 of which primarily collect IVIG antibodies from which a number of products are
produced.   The Company is also engaged in the development, manufacturing and sale of monoclonal antibodies at its facilities in the United Kingdom.

     Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, to present fairly the Company's financial position, results of operations and cash flows at the dates and for the periods presented. Interim results of operations are not necessarily indicative of results to be expected for a 12-month period. The interim financial statements should be read in conjunction with the audited consolidated financial statements as of December 29, 1996 and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 29, 1996.

     Earnings per share

     Net income per share is computed using the weighted average number of shares of common stock outstanding plus common equivalent shares. Common equivalent shares from the Nations Note (Note 3) (using the "if-converted" method) and stock options and warrants (calculated according to the treasury stock method) have been included in the computation when dilutive. For the periods presented, fully diluted earnings per share has not been presented as the dilutive effect is not material. (Note 4).

     Weighted average common and common equivalent shares outstanding for the quarters ended March 31, 1996 and March 30, 1997 have been adjusted to reflect the Company's 3-for-2 common stock split effected in the form of a stock dividend paid February 28, 1997 to holders of record as of February 10, 1997.

2.  ACQUISITION OF THE NATIONS GROUP

     On March 6, 1997, the Company acquired Nations Biologics, Inc. and its affiliates (the "Nations Group") for approximately $14.2 million (the "Nations Acquisition"), before recording certain transaction costs and subject to adjustment based primarily on the post-acquisition performance of the busi-nesses acquired over the 14-month period subsequent to closing. The purchase price consisted of approximately $10.2 million of cash and the issuance to one of the sellers of a $4.0 million convertible subordinated promissory note maturing on March 7, 2002 (the Nations Note as discussed in Note 3). The Company financed the $10.2 million of cash paid at closing with cash on hand.

     The Nations Acquisition was accounted for as a purchase in accordance with APB No. 16, and accordingly, the purchase price has been preliminarily allocated to the net tangible and identifiable intangible assets acquired based on their estimated fair values as of the acquisition date. The excess of the cost over the estimated fair values of the net tangible and identifiable intangible assets acquired has been preliminarily allocated to goodwill.

     The following unaudited data summarize the pro forma results of operations for the quarters ended March 31, 1996 and March 30, 1997 as if the Nations Acquisition had occurred on January 1 of each period. The unaudited pro forma information has been prepared for comparative purposes only and does not purport to represent what the results of operations would actually have been had the transaction actually occurred on the dates indicated, or what the results of operations may be in the future.

                                                         Quarter Ended
(In thousands, except per share data)                   -------------
                                                 March 31,           March 30,
                                                   1996                1997
                                               ----------           ----------
          Net sales                              $16,219             $23,025
          Net income                              $1,477              $2,479
          Net income per share                     $0.11               $0.16


3.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long-term debt and capital lease obligations at December 29, 1996 and March 30, 1997 consisted of the following (in thousands):

                                       December 29, 1996     March 30, 1997
                                       -----------------     --------------

$4.0 million convertible subordinated
 note payable, interest at 4.5% payable
 quarterly commencing July 1, 1997;
 maturing on March 7, 2002 (see the
 Nations Note, as defined below)          $   --                $4,000

$3.5 million convertible subordinated
 note payable, interest payable monthly
 at 5.25%; principal payable on
 April 9, 1997                             3,500                 3,500

Capital lease obligations at varying
 interest rates and terms, maturing
 through 2001                                200                   189
Other notes at varying interest
 rates and terms maturing through
 March 2000                                   14                    12
                                          ------                ------
                                           3,714                 7,701
Less current maturities                    3,567                 4,900
                                          ------                ------
                                            $147                $2,801
                                          ------                ------
                                          ------                ------

In connection with the Nations Acquisition, the Company issued one of the sellers a $4.0 million convertible subordinated note (the "Nations Note") maturing on March 7, 2002. The Nations Note bears interest at a rate of 4.5% per annum through the earlier of the date of repayment, conversion or March 7, 2000. On or after March 7, 1998, 1999 and 2000, the payee may call for repayment (or conversion into shares of the Company's common stock), subject to certain restrictions, one-third, two-thirds and all, respectively, of the then outstanding principal amount of the Nations Note, subject to certain restrictions as to minimum amounts and frequency. The Nations Note is convertible at the option of the holder at a conversion price of $18.76 per share, the fair market value of the Company's common stock at the date of issuance. The Company has the right to call the Nations Note at any time commencing March 7, 2000, or earlier if certain events occur.


4.  RECENT ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share", which will be effective for the Company's fiscal year ending December 28, 1997. This statement established new, simplified standards for computing and presenting earnings per share. SFAS No. 128 replaces the traditional presentations of primary earnings per share and fully diluted earnings per share with basic earnings per share and diluted earnings per share, respectively. Basic earnings per share excludes the dilutive effect of stock options, warrants and similar instruments while diluted earnings per share is computed similarly to fully diluted earnings per share. Had the Company been required to adopt SFAS 128 currently, the first quarter basic earnings per share for 1996 and 1997, would have been $0.13 and $0.18, respectively, and diluted earnings per share would have equaled the current and historically reported primary earnings per share.


5.  SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

     The following non-cash investing and financing transactions were entered into during the quarters ended March 31, 1996 and March 30, 1997 (in thousands):

                                                         Quarter Ended
                                                         -------------
                                                 March 31,           March 30,
                                                   1996                 1997
                                                ----------          ----------
Debt assumption                                   $1,154             $    --
Forgiveness of note receivable in
  connection with the acquisition of Am-Rho          500                  --
Issuance of promissory note as
  acquisition consideration                           --               4,000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

     This Form 10-Q contains certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which generally can be identified by the use of terms such as "may," "expect," "anticipate," "intend," "estimate," "believe", "continue" or similar variations or the negative thereof. These forward looking statements include, without limitation, statements regarding the effect of changing regulatory and industry standards; the level of capital expenditures in 1997; the sufficiency of capital and liquidity to fund operations, capital expenditures and the Company's acquisition strategy; and the use of proceeds from the Company's Revolver. These forward looking statements are subject to certain risks and un-certainties, such as changes in the economy or market conditions, changes in government policy or regulations and other factors discussed in Part I of the Company's Annual Report on Form 10-K for the year ended December 29, 1996, which could cause actual results to differ materially.

Overview and Recent Developments

     The Company is a leading worldwide provider of specialty human antibody-based products and services to major healthcare companies. As of May 1, the Company operated 58 donor centers, 14 of which specialize in specialty antibody collections and 44 of which primarily collect IVIG antibodies from which a number of products are produced. The Company also operates two Food and Drug Administration ("FDA") licensed monoclonal antibody manufacturing facilities in Scotland.

     On March 6, 1997, the Company acquired Nations Biologics, Inc. and its affiliates (the "Nations Group"), which operated 16 non-specialty donor centers (the "Nations Acquisition"). The Company paid approximately $14.2 million, before recording certain transaction costs and subject to adjustment based primarily on the post-acquisition performance of the businesses acquired over the 14-month period subsequent to closing. The purchase price consisted of approximately $10.2 million of cash and the issuance to one of the sellers of a $4.0 million convertible subordinated promissory note maturing on March 7, 2002 (See Note 4). The Company financed the $10.2 million of cash paid at closing with cash on hand.

     In February 1997, the Company declared a 3-for-2 split of its common stock effected in the form of a stock dividend paid on February 28, 1997 to holders of record as of February 10, 1997. All share and per share amounts herein have been retroactively adjusted to reflect such split.

     Increasing regulatory scrutiny continues to be a significant factor affecting the industry, resulting in more detailed and frequent inspections by the FDA, a greater number of observations per inspection, deficiency notices and warning letters. On occasion, the Company has received notifications and deficiency notices from the FDA of possible deficiencies in the Company's compliance with FDA regulations or its own internal standard operating procedures. To date, the Company believes that it has adequately addressed or corrected such deficiencies.

     The Company is also subject to numerous industry- and customer-mandated standards. Industry groups, such as the American Blood Resources Association ("ABRA"), and the Company's customers continually evaluate their practices and procedures regarding new information or public concerns over blood safety and diseases which may be transmitted from donors through their blood or blood components. Based upon such evaluation, a certain portion of the population may be prohibited from donating in the future, or certain new testing and screening procedures may be required to be performed with respect to certain donors. One specific concern currently facing the industry is Creutzfeld-Jakob disease ("CJD"), a fatal disease occurring sporadically in the world at an incidence of about one per million population per year and which has been reportedly linked in some cases to bovine spongiform encephalopathy, also know as "mad cow disease". While no acceptable testing or screening procedure currently exists to detect CJD, it has generally been found to have a higher incidence in the older population. In response to this concern, the Company has been notified by one of its customers that commencing in the second quarter of 1997, with respect to certain products, such customer will cease accepting antibodies collected from donors over the age of 59. Another standard volun-tarily accepted by the industry which is to be adopted during the third quarter of 1997 relates to the acceptance of new donors. In an effort to further minimize the potential that infected plasma may enter the manufacturing process undetected, all new (i.e., first-time) donors' plasma would be excluded from further manufacture unless a negative set of test results is also obtained on a second donation within six months, essentially precluding one-time donations. The Company does not believe that the loss of donors resulting from these new standards will have a material impact on its operating results.

Results of Operations

     The following table sets forth certain operating data of the Company as a percentage of net sales for the periods indicated below:
                                                         Quarter Ended
                                                         -------------
                                                 March 31,          March 30,
                                                   1996               1997
                                               ---------           ----------
Net sales                                         100.0%              100.0%
Gross profit                                       41.4                39.3
Selling, general and administrative expenses       15.5                14.8
Product development                                 4.0                 2.8
Net income                                         11.0                12.7


Quarters ended March 31, 1996 and March 30, 1997

     Net sales increased 34.7%, or $5.1 million, from $14.8 million in 1996 to $19.9 million in 1997. Of the increase, approximately $2.6 million was attributable to the full-quarter effect of the acquisitions of Am-Rho Laboratories, Inc. ("Am-Rho"), Southeastern Biologics, Inc. and its affiliates ("Southeastern") and Simi Biologicals, Inc. in February 1996, March 1996 and December 1996, respectively (collectively, the "1996 Acquisitions") and the Nations Acquisition in March 1997. The remainder of the increase, or approximately $2.5 million, was attributable to additional net sales of IVIG antibodies, monoclonal antibody products and anti-D. The Company's net sales of therapeutic antibodies increased 37.1%, while net sales of diagnostic antibodies increased 28.5%.

     Gross profit increased 28.1%, or $1.7 million, from $6.1 million in 1996 to $7.8 million in 1997. Of the increase, $1.5 million was attributable to increased net sales of, and higher margins on, anti-D and increased sales of IVIG antibodies, while $332,000 was attributable to the full-quarter effect of the 1996 Acquisitions and, to a lesser extent, the Nations Acquisition. Gross profit, as a percentage of net sales ("gross margin") decreased from 41.4% to 39.3%, primarily attributable to an increase in net sales of generally lower-margin IVIG antibodies as a percentage of total net sales from approximately 31% in 1996 to 40% in 1997. Gross margin from the Company's specialty antibody products increased from 51.4% in 1996 to 54.5% in 1997 due primarily to a shift in the product mix of shipments made in 1997.

     Selling, general and administrative expenses increased 28.3%, or $648,000, from $2.3 million in 1996 to $2.9 million in 1997. The increase was primarily attributable to the larger corporate infrastructure needed to support the Company's acquisitions and growth and an increased sales and marketing staff at the Company's monoclonal antibody manufacturing subsidiary. However, selling, general and administrative expenses, as a percentage of net sales, decreased from 15.5% to 14.8%.

     Product development expenses, which relate primarily to the development of monoclonal antibodies for blood typing reagents and for therapeutic products, were substantially unchanged, decreasing from $590,000 in 1996 to $555,000 in 1997.

     Other expense, net increased 14.5%, or $61,000, from $420,000 in 1996 to $481,000 in 1997, due primarily to the full-quarter effect of the amortization of goodwill and other intangible assets acquired in the 1996 Acquisitions and, to a lesser extent, the amortization of intangible assets acquired in the Nations Acquisition in March 1997.

     Interest expense (income), net decreased 197.5%, or $322,000, from net expense of $163,000 in 1996 to net income of $159,000 in 1997, primarily as a result of the retirement of approximately $7.9 million in debt in June 1996 with proceeds from a secondary stock offering and the subsequent investment of the remaining proceeds in short term instruments.

Liquidity and Capital Resources

     As of March 30, 1997, the Company had cash and cash equivalents and working capital of $11.6 million and $11.8 million, respectively. Cash and cash equivalents and working capital decreased $9.6 million and $8.9 million, respectively, from December 29, 1996, primarily from the use of approximately $10.2 million of cash on hand for the Nations Acquisition on March 6, 1997. Pending further use, the Company currently invests all idle cash in highly liquid, short term instruments with original maturities of three months or less.

     Net cash provided by operations for the quarters ended March 30, 1997 and March 31, 1996 was approximately $1.2 million and $355,000, respectively, or an increase of $828,000. The increase in cash flow from operations was primarily attributable to increased net income of $898,000 and $218,000 of additional non-cash depreciation and amortization expense, offset by a $376,000 higher investment in working capital in 1997 versus 1996. The increased investment in working capital in 1997 versus 1996 was primarily attributable to funding higher levels of inventory due to the timing of shipments of the Company's non-specialty products and to the Company's increased level of operations.

     Net cash used in investing activities for the quarter ended March 30, 1997 was $10.8 million as compared to $5.1 million for the quarter ended March 31, 1996. Cash used in investing activities in the first quarter of 1996 was primarily related to the February 1996 acquisition of Am-Rho for approximately $1.1 million in cash and the March 1996 acquisition of Southeastern for approximately $3.6 million in cash. Cash used in investing activities in 1997 primarily consisted of approximately $10.2 million in cash used for the Nations Acquisition.

     Net cash provided by financing activities, including the effects of changes in foreign currency rates, for the quarter ended March 30, 1997 was $36,000 as compared to $3.4 million for the comparable period of 1996. Net cash provided by financing activities in 1996 was primarily related to borrowings under the Revolver to finance the acquisitions of Am-Rho and Southeastern. The Company had no significant cash financing activities during the first quarter of 1997.

     Capital expenditures relate primarily to the Company's facilities and related equipment, the Company's information system and the development of additional specialty and non-specialty antibody donor centers. During the first quarter of 1997, capital expenditures were $506,000, consisting primarily of expenditures related to the expansion of the Company's monoclonal production facility, which was substantially completed during the first quarter, and expenditures related to upgrading the Company's information system.

     During 1997, the Company anticipates increased levels of capital expenditures. The major factors affecting this increase include (i) the expansion of the Company's laboratory testing facility and international headquarters in Clarkston (Atlanta), Georgia; (ii) the re-engineering and upgrading of the Company's information systems to support its planned growth; and (iii) the development, relocation and upgrading of specialty and non-specialty donor centers to increase production capabilities and efficiencies.

     The Company has a revolving credit facility with a bank providing for maximum borrowings of $20 million, of which $15 million may be used for acquisitions (the "Revolver"). The Company anticipates using the proceeds from the Revolver to fund capital expenditures, acquisitions and any increased working capital needs. There were no amounts outstanding under the Revolver at December 29, 1996 or March 30, 1997.

     The Company believes that existing cash balances, cash generated from operations and the borrowing capacity available under the Revolver are sufficient to fund operations and anticipated capital expenditures for at least 12 months. As the Company continues to evaluate acquisition and growth opportunities, it anticipates that additional funding may be necessary. The Company is evaluating alternative strategies to raise additional capital, including increasing the borrowing capacity under the Revolver and the issuance and sale of securities.

     The Company is in the third year of two five-year supply contracts with Bayer Corporation ("Bayer") for the sale of antibodies for IVIG. The contracts provide for successive one-year renewals, unless notice is given by either party, and commitments from Bayer to purchase specified amounts on an escalating basis over the five-year term. The revenues provided under the contracts are significant and represented approximately 35% of the Company's revenues for the quarter ended March 30, 1997. Early termination of the contracts could adversely affect the Company.

     On January 21, 1996, the Company entered into an amended agreement with the holders of a 9% convertible subordinated note issued in the principal amount of $3.5 million in connection with one of its acquisitions. Under the terms of the amendment, the interest rate was decreased to 5.25%. Concurrent with the amendment, the Company called the note for prepayment on April 9, 1997 and the holders of the note exercised their conversion rights, resulting in the issuance of 375,000 shares of the Company's common stock on April 2, 1997.

     In connection with the Nations Acquisition, the Company issued one of the sellers a $4.0 million convertible subordinated note maturing on March 7, 2002. The Nations Note bears interest at a rate of 4.5% per annum through the earlier of the date of repayment, conversion or March 7, 2000. On or after March 7, 1998, 1999 and 2000, the payee may call for repayment (or conversion into shares of the Company's common stock), subject to certain restrictions, one-third, two-thirds and all, respectively, of the then outstanding principal amount of the Nations Note, subject to certain restrictions as to minimum amounts and frequency. The Nations Note is convertible at the option of the holder at a conversion price of $18.76 per share, the fair market value of the Company's common stock at the date of issuance. The Company has the right to call the Nations Note at any time commencing March 7, 2000, or earlier if certain events occur.


PART II.
--------

Item 2.  Changes in Securities

         c. On March 6, 1997, in connection with the Nations Acquisition, the Company issued the Nations Note, as fully described in Note 3 of the Notes to Consolidated Financial Statements (Unaudited) contained elsewhere herein. The Nations Note was issued to one of the sellers who made certain investment representations. This transaction was made in reliance upon the exemption from registration provisions under the Securities Act of 1933, as amended, contained in Section 4(2) thereof.

Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits:

             Exhibit 11:  Statement Re:  Computation of Per Share Earnings
             Exhibit 27:  Financial Data Schedule

         b.  Reports on Form 8-K:

             The Company filed a Current Report on Form 8-K on March 21, 1997, in which it announced under Item 2-Acquisition or Disposition of Assets, the purchase of Nations Biologics, Inc. and its affiliates. An amended Form 8-K/A including the requisite financial information related to the Nations Acquisition was filed on May 2, 1997.


                                    SIGNATURES
                                    ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SEROLOGICALS CORPORATION
                                    ------------------------
                                    (Registrant)


Date:  May 9, 1997                  By:  /s/  Russell H. Plumb//
                                         -----------------------
                                         Russell H. Plumb
                                         Vice President/Chief Financial
                                         Officer (Principal Financial and
                                         Accounting Officer)