Form 10-Q
period 1997-06-29
SEROLOGICALS CORP
filed 1997-08-13
CIK 767673

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549


                                 FORM 10-Q

(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 29, 1997
                                     OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ------------ to -------------

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
                             Yes /X/      No /  /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                Class                         Outstanding at August 1, 1997
               -------                        -----------------------------
Common Stock, $.01 par value per share                  14,630,632

                                    INDEX

                  SEROLOGICALS CORPORATION AND SUBSIDIARIES


PART I.

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets -
   December 29, 1996 and June 29, 1997 .................................3

Condensed Consolidated Statements of Income -
   For the six and three months ended June 30, 1996 and June 29, 1997...4

Condensed Consolidated Statements of Cash Flows -
     For the six months ended June 30, 1996 and June 29, 1997 ...........5

Notes to Condensed Consolidated Financial Statements...................6-9


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations...................................9-14

PART II.

Item 4.  Submission of Matters to a Vote of Security Holders............14
Item 6.  Exhibits and Reports on Form 8-K ..............................14

SIGNATURES .............................................................15

PART I.

Item 1.  Financial Statements

                  SEROLOGICALS CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)
                                  (Unaudited)
                                                 December 29,      June 29,
                                                    1996            1997
                                                 ------------      --------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                          $21,232         $14,371
 Trade accounts receivable, net                       5,235           8,368
 Inventories                                          5,746           7,706
 Other current assets                                 1,131           1,267
                                                    -------         -------
Total current assets                                 33,344          31,712
                                                    -------         -------
PROPERTY AND EQUIPMENT, net                           9,800          11,901
                                                    -------         -------
                                                    -------         -------
OTHER ASSETS:
 Goodwill, net                                       33,541          44,447
 Other                                                4,152           5,398
                                                    -------         -------
 Total other assets                                  37,693          49,845
                                                    -------         -------
                                                    $80,837         $93,458
                                                    =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current maturities of long-term debt
  and capital lease obligations                      $3,567          $1,655
 Accounts payable                                     2,795           2,102
 Accrued liabilities                                  6,208           8,157
 Deferred revenue                                        69             501
                                                    -------         -------
 Total current liabilities                           12,639          12,415
                                                    -------         -------

LONG-TERM DEBT AND CAPITAL LEASE
 OBLIGATIONS, less current maturities                   147           2,781
                                                    -------         -------
OTHER LIABILITIES                                       168             307

STOCKHOLDERS' EQUITY:
 Common stock                                           141             149
 Additional paid-in capital                          52,164          56,794
 Retained earnings                                   15,368          20,866
 Cumulative translation adjustment                      210             146
                                                    -------         -------
 Total stockholders' equity                          67,883          77,955
                                                    -------         -------
                                                    $80,837         $93,458
                                                    =======         =======

             The accompanying notes are an integral part of these
                  condensed consolidated balance sheets.

                SEROLOGICALS CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands, except per share data)
                            (Unaudited)

                              Six Months Ended         Three Months Ended
                            --------------------      ---------------------
                            June 30,   June 29,       June 30,     June 29,
                              1996       1997           1996         1997
                            ---------  ---------      ---------   ---------
Net sales                    $31,440    $45,962        $16,661     $26,059
Costs and expenses:
 Cost of sales                18,508     29,211          9,837      17,133
 Selling, general and
  administrative expenses      4,632      6,204          2,339       3,264
 Product development expenses  1,130      1,000            541         445
 Interest expense (income), net  373       (224)           210         (65)
 Other expense, net              882      1,077            462         596
                             -------    -------        -------     -------
Income before income taxes
 and extraordinary loss        5,915      8,694          3,272       4,686
Provision for income taxes     2,141      3,196          1,127       1,714
                             -------    -------        -------     -------
Income before extraordinary
 loss                          3,774      5,498          2,145       2,972
Extraordinary loss on early
 retirement of debt, net of
 income taxes                    (14)         -            (14)          -
                             -------    -------        -------     -------
Net income                    $3,760     $5,498         $2,131      $2,972
                             =======    =======        =======     =======
Net income per common
 share-primary:
  Income before extraordinary
   loss                        $0.27      $0.36          $0.15       $0.19
  Extraordinary loss               -          -              -           -
                             -------    -------        -------     -------
Net income                     $0.27      $0.36          $0.15       $0.19
                             =======    =======        =======     =======
Weighted average common and
 common equivalent shares
 outstanding-primary          13,756     15,360         14,071      15,620
                             =======    =======        =======     =======

             The accompanying notes are an integral part of these
                   condensed consolidated statements.
                                    4

                 SEROLOGICALS CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands)
                              (Unaudited)
                                                   Six Months Ended
                                                 --------------------
                                                 June 30,    June 29,
                                                   1996        1997
                                                 --------    --------
Operating activities:
Net income                                        $3,760      $5,498

   Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                  1,670       2,231
    Deferred income tax (benefit) provision          (52)        178
    Extraordinary loss, net                           14           -

   Changes in operating assets and liabilities,
    net of acquisitions of businesses:
     Trade accounts receivable, net               (1,322)      (2,742)
     Inventories                                    (856)        (372)
     Other current assets                           (489)        (116)
     Accounts payable                               (574)      (1,214)
     Accrued expenses                                546          830
     Deferred revenue                                142         (383)
                                                  ------       ------
    Total adjustments                               (921)      (1,588)
                                                  ------       ------
Net cash provided by operating activities          2,839        3,910
                                                  ------       ------
Investing activities:
  Purchases of property and equipment             (1,151)      (1,697)
  Acquisition of businesses                       (4,639)     (10,020)
  Other                                             (198)         (75)
		                                                ------       ------
       Net cash used in investing activities      (5,988)     (11,792)
                                                  ------       ------
Financing activities:
  Net payments under revolving line of credit     (3,213)           -
  Proceeds from issuance of long-term debt             -          230
  Payments on long-term debt and capital
   lease obligations                              (1,306)        (108)
  Proceeds from public stock offering             21,670            -
  Proceeds from employee stock plans                 294          886
                                                  ------       ------
Net cash provided by financing activities         17,445        1,008
                                                  ------       ------
Effect of changes in foreign exchange rate            11           13
                                                  ------       ------
Net increase (decrease) in cash and
 cash equivalents                                 14,307       (6,861)
Cash and cash equivalents, beginning of period     2,887       21,232
                                                  ------       ------
Cash and cash equivalents, end of period         $17,194      $14,371
                                                  ------       ------
Supplemental Disclosures:
Interest Paid                                       $362         $146
Taxes Paid                                         1,843        3,523

             The accompanying notes are an integral part of these
                    condensed consolidated statements.
                                    5

                 SEROLOGICALS CORPORATION AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 29, 1997
                                 (UNAUDITED)

1.     ORGANIZATION AND BASIS OF PRESENTATION

     Organization
     Serologicals Corporation (the "Company") is a leading worldwide provider of specialty human antibody-based products and services to major healthcare companies. The Company's services, including donor recruitment, donor management and clinical testing services, enable the Company to provide value-added, antibody-based products that are used as the active ingredients in therapeutic and diagnostic pharmaceutical products. The Company operates 58 donor centers, 14 of which specialize in the collection of specialty antibodies and 44 of which primarily collect IVIG antibodies
from which a number of products are produced.   The Company is also engaged
in the development, manufacturing and sale of monoclonal antibodies at its facilities in the United Kingdom.

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

     Weighted average common and common equivalent shares outstanding for all periods presented have been adjusted to reflect the Company's 3-for-2 common stock split effected in the form of a 50% stock dividend paid February 28, 1997 to holders of record as of February 10, 1997.

2.     ACQUISITION OF THE NATIONS GROUP

     On March 6, 1997, the Company acquired Nations Biologics, Inc. and its affiliates (the "Nations Group") for approximately $14.2 million (the "Nations Acquisition"), before recording certain transaction costs and subject to adjustment based primarily on the post-acquisition performance of the businesses acquired over the 14-month period subsequent to closing. The purchase price consisted of approximately $10.2 million of cash and the issuance to one of the sellers of a $4.0 million convertible subordinated promissory note maturing on March 7, 2002 (the Nations Note as defined in Note 3). The Company financed the $10.2 million of cash paid at closing with cash on hand.

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

     The following unaudited data summarize the pro forma results of operations for the six months ended June 30, 1996 and June 29, 1997 as if the Nations Acquisition had occurred on January 1 of each period. The unaudited pro forma information has been prepared for comparative purposes only and does not purport to represent what the results of operations would actually have been had the transaction actually occurred on the dates indicated, or what the results of operations may be in the future.
Further, the results for the six months ended June 30, 1996 include a non-recurring gain of $555,000 recognized by the Nations Group from the sale of a donor center.

                                                      Six Months Ended
                                                   ------------------------
(In thousands, except per share data)               June 30,      June 29,
                                                      1996          1997
                                                    --------      --------
Net sales                                           $34,540       $49,084

Net income                                           $3,908        $5,451
Net income per share                                  $0.28         $0.36

3.     LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations at December 29, 1996 and June 29, 1997 consisted of the following (in thousands):

                                             December 29,          June 29,
                                                1996                 1997
                                             ------------          --------
$4.0 million convertible subordinated note
payable, interest at 4.5% payable quarterly
commencing July 1, 1997; maturing on March 7,
2002                                         $      --              $4,000

$3.5 million convertible subordinated note
payable, interest payable monthly at 5.25%;
principal payable on April 9, 1997               3,500                  --

Capital lease obligations at varying
interest rates and terms, maturing through
 2001                                              200                  169

Other notes at varying interest rates and
terms maturing through March 2000                   14                  267
                                                ------               ------
                                                 3,714                4,436
Less current maturities                          3,567                1,655
                                                ------               ------
                                                  $147               $2,781
                                                ======               ======

     In connection with the Nations Acquisition, the Company issued one of the sellers a $4.0 million convertible subordinated note (the "Nations Note") maturing on March 7, 2002. The Nations Note bears interest at a rate of 4.5% per annum through the earlier of the date of repayment, conversion or March 7, 2000. On or after March 7, 1998, 1999 and 2000, the payee may call for repayment (or conversion into shares of the Company's common stock) one-third, two-thirds and all, respectively, of the then outstanding principal amount of the Nations Note, subject to certain restrictions as to minimum amounts and frequency. The Nations Note is convertible at the option of the holder at a conversion price of $18.76 per share, the fair market value of the Company's common stock at the date of issuance. The Company has the right to call the Nations Note at any time commencing March 7, 2000, or earlier if certain events occur.

4.     RECENT ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share", which will become effective for the Company in its fiscal quarter and year ending December 28, 1997. This statement establishes new, simplified standards for computing and presenting earnings per share. SFAS No. 128 replaces the traditional presentations of primary earnings per share and fully diluted earnings per share with basic earnings per share and diluted earnings per share, respectively. Basic earnings per share excludes the dilutive effect of stock options, warrants and similar instruments while diluted earnings per share is computed similarly to fully diluted earnings per share. Pro forma earnings per share, assuming the adoption of SFAS No. 128 for the periods indicated below, is as follows:

                              Six months ended         Three months ended
                            --------------------       -------------------
                            June 30,    June 29,        June 30,   June 29,
                              1996       1997             1996       1997
                            --------    --------        --------   -------
Basic earnings per share-
pro forma                    $0.29      $0.38            $0.16       $0.20

Diluted earnings per share-
pro forma                    $0.27      $0.36            $0.15       $0.19


     In July 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for reporting and display of "comprehensive income", which is the total of net income and all other non-owner changes in stockholders' equity, and its components. The Company is in the process of evaluating SFAS No. 130 and its impact and will adopt the standard in the first quarter of its 1998 fiscal year.

     In July 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131, which supersedes SFAS Nos. 14, 18, 24 and 30, establishes new standards for segment reporting, using the "management approach," in which reportable segments are based on the same criteria on which management disaggregates a business for making operating decisions and assessing performance. The Company is in the process of evaluating SFAS No. 131 and its impact and will adopt the standard for its 1998 fiscal year.

5.     SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

     The following non-cash investing and financing transactions were entered into during the six months ended June 30, 1996 and June 29, 1997 (in thousands):

                                                   Six Months Ended
                                                 --------------------
                                                 June 30,    June 29,
                                                   1996        1997
		                                               --------    --------
Debt assumption                                    $1,154     $    --
Forgiveness of note receivable in
  connection with business acquisition                500          --
Issuance of promissory notes as
  acquisition consideration                            --       4,100
Conversion of subordinated note payable
  into common stock                                    --       3,500


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

     This Form 10-Q contains certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which generally can be identified by the use of terms such as "may," "expect," "anticipate," "intend," "estimate," "believe", "continue" or similar variations or the negative thereof. These forward looking statements include, without limitation, statements regarding the effect of changing regulatory and industry standards; the level of capital expenditures during the following twelve months; the sufficiency of capital and liquidity to fund operations, capital expenditures and the Company's acquisition strategy; and the use of proceeds from the Company's Revolver. These forward looking statements are subject to certain risks and uncertainties, such as changes in the economy or market conditions, changes in government policy or regulations and other factors discussed in Part I of the Company's Annual Report on Form 10-K for the year ended December 29, 1996, which could cause actual results to differ materially.

Overview and Recent Developments

     The Company is a leading worldwide provider of specialty human antibody-based products and services to major healthcare companies. As of August 1, 1997, the Company operated 58 donor centers, 14 of which specialize in specialty antibody collections and 44 of which primarily collect IVIG antibodies from which a number of products are produced. The Company also operates two Food and Drug Administration ("FDA") licensed monoclonal antibody manufacturing facilities in Scotland and a laboratory testing facility in Clarkston (Atlanta), Georgia.

     On March 6, 1997, the Company acquired Nations Biologics, Inc. and its affiliates (the "Nations Group"), which operated 16 non-specialty donor centers (the "Nations Acquisition"). The Company paid approximately $14.2 million, before recording certain transaction costs and subject to adjustment based primarily on the post-acquisition performance of the businesses acquired over the 14-month period subsequent to closing. The purchase price consisted of approximately $10.2 million of cash and the issuance to one of the sellers of a $4.0 million convertible subordinated promissory note maturing on March 7, 2002 (See Note 3 of Notes to Condensed Consolidated Financial Statements). The Company financed the $10.2 million of cash paid at closing with cash on hand.
                                9

     In February 1997, the Company declared a 3-for-2 split of its common stock effected in the form of a 50% stock dividend paid on February 28, 1997 to holders of record as of February 10, 1997. All share and per share amounts herein have been retroactively adjusted to reflect such split.

     Increasing regulatory scrutiny continues to be a significant factor affecting the industry, resulting in more detailed and frequent inspections by the FDA and a greater number of observations per inspection, deficiency notices and warning letters. One factor contributing to this trend is the FDA's implementation of a new approach to plasma facility inspections entitled "Team Biologics". Under this new approach, substantially all plasma facility inspections will be performed by highly trained field investigators who will focus more extensively on the FDA's current good manufacturing practices (GMP) and the Quality Assurance guidelines adopted by the FDA in 1995. On occasion, the Company has received notifications and deficiency notices from the FDA of possible deficiencies in the Company's compliance with FDA regulations or its own internal standard operating procedures. To date, the Company believes that it has adequately addressed or corrected such deficiencies.

     The Company is also subject to numerous industry- and customer-mandated standards. Industry trade organizations, such as the American Blood Resources Association ("ABRA"), and the Company's customers continually evaluate their practices and procedures regarding new information or public concerns over blood safety and diseases which may be transmitted from donors through their blood or blood components. Based upon such evaluation, a certain portion of the population may be prohibited from donating in the future, or certain new testing and screening procedures may be required to be performed with respect to certain donors. One specific concern currently facing the industry is Creutzfeld-Jakob disease ("CJD"), a fatal disease occurring sporadically in the world at an incidence of about one per million population per year and which has been reportedly linked in some cases to bovine spongiform encephalopathy, also known as "mad cow disease". While no acceptable testing or screening procedure currently exists to detect CJD, it has generally been found to have a higher incidence in the older population. In response to this concern, effective in April 1997 and with respect to certain products, one of the Company's customers ceased accepting antibodies collected from donors over the age of 59. Another standard voluntarily accepted by the industry which was adopted effective July 1, 1997 relates to the acceptance of new donors. In an effort to further minimize the potential that infected plasma could enter the manufacturing process undetected, all new (i.e., first-time) donors' plasma is excluded from further manufacture until a negative set of test results is also obtained on a second donation within six months, essentially precluding one-time donations. Although the Company does not believe that the loss of donors resulting from these new standards is likely to have a material impact on its current operating results, there is no assurance that the long-term impact of these requirements, or the imposition of other measures will not have a material adverse effect on future operations.

Results of Operations
     The following table sets forth certain operating data of the Company as a percentage of net sales for the periods indicated below:

                              Six months ended   Three months ended
                             -----------------   -----------------
                             June 30,  June 29,  June 30,  June 29,
                              1996       1997      1996     1997
                             -------   -------   -------   -------
Net sales                    100.0%     100.0%   100.0%    100.0%
Gross profit                  41.1%      36.4%    41.0%     34.3%
Selling, general and
 administrative expenses      14.7%      13.5%    14.0%     12.5%
Product development expenses   3.6%       2.2%     3.2%      1.7%
Income before extraordinary
 loss                         12.0%      12.0%    12.9%     11.4%
Net income                    12.0%      12.0%    12.8%     11.4%

Three months  ended June 30, 1996 and June 29, 1997

     Net sales increased 56.4%, or $9.4 million, from $16.7 million in 1996 to $26.1 million in 1997. Of the increase, approximately $5.3 million was attributable to the full-quarter effect of the acquisition of Simi Biologicals, Inc. ("Simi") in December 1996 and the Nations Acquisition in March 1997. Net sales attributable to the Nations Acquisition included initial shipments from two donor centers which received the requisite approvals to commence shipping during the quarter. The remainder of the increase, or approximately $4.1 million, was primarily attributable to additional net sales of anti-D antibodies, IVIG antibodies and, to a lesser extent, additional net sales of clinical diagnostic antibodies and anti-hepatitis antibodies. The Company's net sales of therapeutic antibodies increased 68.0%, while net sales of diagnostic antibodies increased 17.2%.

     Gross profit increased 30.8%, or $2.1 million, from $6.8 million in 1996 to $8.9 million in 1997. Of the increase, approximately $1.5 million was primarily attributable to increased net sales of, and higher margins on, anti-D antibodies and increased net sales of IVIG antibodies, while the remainder was primarily attributable to the full-quarter effect of the Nations Acquisition and, to a lesser extent, the acquisition of Simi.
Gross profit, as a percentage of net sales ("gross margin") decreased from 41.0% to 34.3%, primarily due to an increase in net sales of relatively lower-margin IVIG antibodies as a percentage of total net sales from approximately 35% in 1996 to 47% in 1997. In addition, gross margins in the second quarter of 1997 were negatively impacted by initial shipments from two donor centers approved during the quarter, whose cost of sales generally include a higher amount of non-recurring start up expenses.
Gross margins from the Company's specialty antibody products decreased slightly, from 55.3% in 1996 to 54.9% in 1997, due primarily to a shift in the product mix of monoclonal antibody shipments made in 1997, offset by higher gross margins on anti-D.

     Selling, general and administrative expenses increased 39.5%, or $925,000, from $2.3 million in 1996 to $3.3 million in 1997. The increase was primarily attributable to a larger sales, financial and recruiting infrastructure needed to support the Company's acquisitions and growth. However, selling, general and administrative expenses, as a percentage of net sales, decreased from 14.0% to 12.5%.

     Product development expenses, which relate primarily to the development of monoclonal antibodies for blood typing reagents and for therapeutic products, decreased 21.6%, or $96,000, from $541,000 in 1996 to $445,000 in 1997, or 17.7%, primarily due to the timing of certain expenditures relating to the Company's development of a monoclonal anti-D antibody for therapeutic purposes.

     Interest expense (income), net decreased 131.0%, or $275,000, from net interest expense of $210,000 in 1996 to net interest income of $65,000 in 1997, as a result of the retirement of approximately $7.9 million of debt in June 1996 with proceeds from a secondary stock offering and the subsequent investment of the remaining proceeds in short term instruments, offset in part by the additional interest expense attributable to the Nations Note.

     Other expense, net increased 29.0%, or $134,000, from $462,000 in 1996 to $596,000 in 1997, substantially all of which was due to the full-quarter effect of the amortization of goodwill and other intangible assets acquired in the Nations Acquisition.

     The provision for income taxes, as a percentage of income before income taxes and extraordinary loss, increased from 34.4% to 36.6%. The provision for income taxes in the second quarter of 1996 was impacted by the tax benefit related to a non-recurring dividend paid by the Company's foreign subsidiary. The provision for income taxes in the second quarter of 1997 reflects a higher level of non-deductible goodwill resulting from recent acquisitions.
                                  11

Six Months June 30, 1996 and June 29, 1997

     Net sales increased 46.2%, or $14.5 million, from $31.4 million in 1996 to $46.0 million in 1997. Of the increase, approximately $8.0 million was attributable to the full-period effect of the Nations Acquisition in March 1997 and, to a lesser extent, acquisitions completed during 1996.
The remainder of the increase, or approximately $6.5 million, was attributable to increased sales of anti-D, IVIG antibodies and clinical diagnostic and monoclonal antibody products. Consolidated net sales of the Company's therapeutic and diagnostic products increased 53.5% and 22.5%, respectively.

     Gross profit increased 29.5%, or $3.8 million, from $12.9 million in 1995 to $16.8 million in 1997. Of the increase, approximately $3.0 million was the result of increased sales of, and higher margins on, anti-D and, to a lesser extent, increased sales of IVIG and monoclonal antibody products. The remainder of the increase, or approximately $826,000, was attributable to the full-period effect of the Nations Acquisition in March 1997 and, to a lesser extent, acquisitions completed during 1996. Gross margins decreased from 41.1% for the first six months of 1996 to 36.4% for the comparable period of 1997, primarily attributable to an increase in net sales of relatively lower-margin IVIG antibodies as a percentage of total net sales from approximately 33% in 1996 to 44% in 1997, initial shipments during 1997 from the two donor centers approved during 1997 and a shift in the product mix of monoclonal antibody shipments made in 1997, offset by higher gross margins on anti-D.

     Selling, general and administrative expenses increased 33.9%, or $1.6 million, from $4.6 million in 1996 to $6.2 million in 1997. The increase was primarily attributable to a larger sales, financial and recruiting infrastructure needed to support the Company's acquisitions and growth. However, selling, general and administrative expenses, as a percentage of net sales, decreased from 14.7% to 13.5%.

     Product development expenses decreased $130,000, or 11.5%, from $1.1. million in the first six months of 1996 to $1.0 million in the current year, primarily due to the timing of certain expenditures relating to the Company's development of a monoclonal anti-D antibody for therapeutic purposes.

     Interest expense (income), net decreased 160.1%, or $597,000, from net interest expense of $373,000 in 1996 to net interest income of $224,000 in 1997, as a result of the retirement of approximately $7.9 million in debt in June 1996 with proceeds from a secondary stock offering and the subsequent investment of the remaining proceeds in short term instruments, offset in part by the additional interest expense attributable to the Nations Note.

     Other expense, net increased 22.1%, or $195,000, from $882,000 in 1996 to $1.1 million in 1997 due primarily to the full-quarter effect of amortization of intangible assets resulting from acquisitions completed during 1996 and the Nations Acquisition in the first quarter of 1997.

Liquidity and Capital Resources

     As of June 29, 1997, the Company had cash and cash equivalents and working capital of $14.4 million and $19.3 million, respectively. Cash and cash equivalents decreased $6.9 million from December 29, 1996, primarily from the use of approximately $10.2 million of cash on hand for the Nations Acquisition on March 6, 1997, offset by cash provided by operations. Pending further use, the Company currently invests all excess cash in highly liquid, short term instruments with original maturities of three months or less.

     Net cash provided by operations for the six months ended June 29, 1997 and June 30, 1996 was approximately $3.9 million and $2.8 million, respectively, or an increase of approximately $1.1 million. The increase in cash flow from operations was primarily attributable to increased net income of $1.7 million, $561,000 of additional non-cash depreciation and amortization expense and $230,000 of additional non-cash deferred income tax provision, offset by an increase in operating working capital cash outflows of approximately $1.4 million.  The increased cash used for operating working capital was primarily attributable to a larger increase in accounts receivable of $1.4 million, a larger decrease in accounts payable and accrued expenses of $640,000 and a larger decrease in deferred revenue of $525,000, offset by a smaller increase in inventories of
$484,000 and other current assets of $373,000. The change in inventories, accounts receivable and accounts payable and accrued expenses was primarily due to the timing of product shipments, collections and payments, respectively, while the decrease in deferred revenue was due to initial shipments from two donor centers licensed during 1997.
                               12

     Net cash used in investing activities for the six months ended June 29, 1997 was $11.8 million as compared to $6.0 million for the six months ended June 30, 1996. Cash used in investing activities in the first six months of 1996 was primarily related to the February 1996 acquisition of Am-Rho Laboratories, Inc. for approximately $1.1 million in cash, the March 1996 acquisition of Southeastern Biologics, Inc. and its affiliates for approximately $3.6 million in cash and capital expenditures of approximately $1.2 million. Cash used in investing activities in 1997 primarily consisted of approximately $10.2 million in cash used for the Nations Acquisition and capital expenditures of approximately $1.7 million.

     Net cash provided by financing activities, including the effects of changes in foreign currency rates, for the six months ended June 29, 1997 was approximately $1.0 million as compared to $17.5 million for the comparable period of 1996. Net cash provided by financing activities in 1996 was primarily related to approximately $21.7 million in net proceeds to the Company from a secondary stock offering in June 1996, offset in part by net principal payments on the Revolver (as defined below) and other indebtedness. The financing activities during the first six months of 1997 primarily consisted of proceeds from the exercise of stock options.

     Capital expenditures relate primarily to the Company's facilities and related equipment, the Company's information system and the development of additional specialty and non-specialty antibody donor centers. During the first six months of 1997, capital expenditures were approximately $1.7 million, consisting primarily of expenditures related to the expansion of the Company's laboratory testing facility in Clarkston (Atlanta), Georgia, the expansion of the Company's monoclonal manufacturing facility in the United Kingdom and the upgrading of the Company's information system.

     During the next twelve months, the Company anticipates increased levels of capital expenditures. The major factors affecting this increase include (i) the expansion of the Company's laboratory testing facility and international headquarters in Clarkston, Georgia; (ii) the re-engineering and upgrading of the Company's information systems to support its planned growth; and (iii) the development, relocation and upgrading of specialty and non-specialty donor centers to increase production capabilities and efficiencies.

     The Company has a revolving credit facility with a bank providing for maximum borrowings of $20 million, of which $15 million may be used for acquisitions (the "Revolver"). The Company anticipates using the proceeds from the Revolver primarily to fund acquisitions. There were no amounts outstanding under the Revolver at December 29, 1996 or June 29, 1997.

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

     The Company is in the third year of two five-year supply contracts with Bayer Corporation ("Bayer") for the sale of antibodies for IVIG. The contracts provide for successive one-year renewals, unless notice is given by either party, and commitments from Bayer to purchase specified amounts on an escalating basis over the five-year term. The revenues provided under the contracts are significant and represented approximately 30% of the Company's revenues for the six months ended June 29, 1997. In addition, in connection with the Nations Acquisition, the Company acquired several supply contracts with Alpha Therapeutic Corporation for the sale of IVIG antibodies collected at 12 of the 16 donor centers operated by the Nations Group and an additional contract with Bayer for the sale of IVIG antibodies collected at the remaining four donor centers. Early termination of the contracts could adversely affect the Company.
                                  13

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

     In connection with the Nations Acquisition, the Company issued one of the sellers a $4.0 million convertible subordinated note maturing on March 7, 2002. The Nations Note bears interest at a rate of 4.5% per annum through the earlier of the date of repayment, conversion or March 7, 2000. On or after March 7, 1998, 1999 and 2000, the payee may call for repayment (or conversion into shares of the Company's common stock) one-third, two-thirds and all, respectively, of the then outstanding principal amount of the Nations Note, subject to certain restrictions as to minimum amounts and frequency. The Nations Note is convertible at the option of the holder at a conversion price of $18.76 per share, the fair market value of the Company's common stock at the date of issuance. The Company has the right to call the Nations Note at any time commencing March 7, 2000, or earlier if certain events occur.


PART II.

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Registrant held its 1997 Annual Meeting of Stockholders on May 20,
1997.

     At the Annual Meeting, Samuel A. Penninger, Jr. and James L. Currie were elected directors. The number of shares of common stock voted in favor of the election of each person was not less than 10,235,502 and not more than 1,080 against. In addition, the following other directors continued as such after the meeting: Harold J. Tenoso, Ph.D , Matthew C. Weisman, Lawrence E. Tilton and George M. Shaw, M.D., Ph.D.

     In addition, at the Annual Meeting, stockholders voted to increase the authorized common stock of the Company from 30 million shares to 50 million shares, with 9,997,843 votes FOR, 142,550 votes AGAINST and 639 ABSTAINING. Further, stockholders ratified at the Annual Meeting the appointment of Arthur Andersen LLP as independent auditors of the Company, with 10,234,895 votes FOR, 1,048 votes AGAINST and 96,189 votes ABSTAINING


Item 6.  Exhibits and Reports on Form 8-K

     a.  Exhibits:

         Exhibit 3.1: Amended and Restated Articles of Incorporation of the Company
         Exhibit  10.1:  Employment Agreement between the Company and P. Ann
                         Hoppe
         Exhibit 10.2: Employment Agreement between the Company and Toby Simon, M.D.
         Exhibit  27:    Financial Data Schedule

     b.  Reports on Form 8-K:

        	None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       							SEROLOGICALS CORPORATION
                              -------------------------
							                       (Registrant)


Date:	August 13, 1997				By:  /s/  Russell H. Plumb//
                              -------------------------
                           	  Russell H. Plumb
                           	  Vice President/Chief Financial
                           	  Officer (Principal Financial and
                              Accounting Officer)