Form 10-Q
period 1997-09-28
SEROLOGICALS CORP
filed 1997-11-12
CIK 767673

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC  20549


                               FORM 10-Q

[Mark One]

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 28, 1997

                                  OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from            to
                                         ----------    -----------.

Commission file Number:  0-26126

                   SEROLOGICALS CORPORATION
         (Exact Name of Registrant as Specified in its Charter)

                  Delaware                    58-2142225
         (State or other jurisdiction of   (I.R.S. Employer
          incorporation or organization)  Identification Number)

          780 Park North Blvd.
               Suite 110
          Clarkston, Georgia                   30021
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
                             Yes   /X/      No  / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            Class                         Outstanding at October 24, 1997
Common Stock, $.01 par value per share            15,634,690

                                   INDEX

                 SEROLOGICALS CORPORATION AND SUBSIDIARIES


PART I.
-------

Item 1.  Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheets -
    December 29, 1996 and September 28, 1997. . . . . . . . . . . .3

  Condensed Consolidated Statements of Income -
    For the three and nine months ended September 29, 1996 and
    September 28, 1997. . . . . . . . . . . . . . . . . . . . . . .4

  Condensed Consolidated Statements of Cash Flows -
   For the nine months ended September 29, 1996 and
   September 28, 1997 . . . . . . . . . . . . . . . . . . . . . . .5

Notes to Condensed Consolidated Financial Statements . . . .  . .6-9


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations . . . . . . . . . . . . . .10-15

PART II.
--------

Item 2.  Changes in Securities. . . . . . . . . . . . . . . . . .16
Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . .16

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . .16
----------

PART I.
-------

Item 1.  Financial Statements

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)
                                (Unaudited)

                                                 Dec. 29,       Sept. 28,
                                                  1996            1997
                                                  -----           -----
                   ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                      $21,232         $27,913
 Trade accounts receivable, net                   5,235          10,586
 Inventories                                      5,746           8,642
 Other current assets                             1,131             837
                                                 ------          ------
 Total current assets                            33,344          47,978
                                                 ------          ------
PROPERTY AND EQUIPMENT, net                       9,800          12,744
                                                 ------          ------
OTHER ASSETS:
Goodwill, net                                    33,541          51,431
Other, net                                        4,152           5,849
                                                 ------          ------
Total other assets                               37,693          57,280
                                                 ------          ------
                                                $80,837        $118,002
                                                =======        ========
    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current maturities of long-term debt
  and capital lease obligations                  $3,567          $2,616
 Accounts payable                                 2,795           2,141
 Accrued liabilities                              6,208           8,768
 Deferred revenue                                    69             683
                                                 ------          ------
 Total current liabilities                       12,639          14,208
                                                 ------          ------
 LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS,
  less current maturities                           147           4,570
                                                 ------          ------
OTHER LIABILITIES                                   168             308
                                                 ------          ------
STOCKHOLDERS' EQUITY:
 Common stock                                       141             156
 Additional paid-in capital                      52,164          74,644
 Retained earnings                               15,368          24,093
 Cumulative translation adjustment                  210              23
                                                -------          ------
 Total stockholders' equity                      67,883          98,916
                                                -------          ------
                                                $80,837        $118,002
                                                =======        ========

The accompanying notes are an integral part of these condensed consolidated balance sheets.

                  SEROLOGICALS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (in thousands, except per share data)
                              (Unaudited)

                             Nine Months Ended         Three Months Ended
                           Sept. 29,   Sept. 28,      Sept. 29,  Sept. 28,
                             1996        1997           1996       1997
                           ---------   ---------      ----------  ---------
Net sales                    $47,259     $72,571        $15,819    $26,609
Costs and expenses:
Cost of sales                 27,686      46,085          9,177     16,873
Selling, general and
 administrative expenses       6,880       9,621          2,248      3,415
Product development expenses   1,686       1,474            556        474
Interest expense (income), net   297       (358)            (76)      (134)
Other expense, net             1,294       2,016            412        942

                              ------      ------         ------     ------
Income before income taxes
 and extraordinary loss        9,416      13,733          3,502      5,039
Provision for income taxes     3,434       5,008          1,294      1,812
                              ------      ------         ------    -------
Income before extraordinary
 loss                          5,982       8,725          2,208      3,227
Extraordinary loss on early
 retirement of debt, net of
 income taxes                     14         --             --          --
                              ------       -----         ------     ------
Net income                    $5,968      $8,725         $2,208     $3,227
                              ======       ======        ======     ======
Net income per common
share-primary:
Income before extraordinary
 loss                          $0.42       $0.57          $0.15      $0.20
Extraordinary loss                --          --             --         --
                               -----       -----          -----      -----
Net income                     $0.42       $0.57          $0.15      $0.20
                               =====       =====          =====      =====
Weighted average common and
 common equivalent shares
 outstanding-primary          14,072      15,541         15,016     16,027
                              ======      ======         ======     ======

The accompanying notes are an integral part of these condensed consolidated statements.

                 SEROLOGICALS CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                (Unaudited)

                                                    Nine Months Ended
                                                 Sept. 29,      Sept. 28,
                                                  1996            1997
                                                  ----            ----
Operating activities:
 Net income                                      $5,968         $8,725
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
 Depreciation and amortization                    2,506          3,721
 Deferred income tax (benefit) provision            (61)           202
 Extraordinary loss, net                             14             --
Changes in operating assets and
 liabilities, net of acquisitions of businesses:
  Trade accounts receivable, net                   (689)        (4,711)
  Inventories                                    (1,874)        (1,226)
  Other current assets                             (422)           281
  Accounts payable                                 (722)        (1,181)
  Accrued expenses                                  196          1,442
  Deferred revenue                                  227           (201)
                                                  -----          ------
 Total adjustments                                 (825)        (1,673)
                                                  -----          ------
 Net cash provided by operating activities        5,143          7,052
                                                 ------         -------
Investing activities:
 Purchases of property and equipment             (2,459)        (3,128)
 Acquistions of businesses                       (4,639)       (15,449)
 Other                                             (249)          (468)
                                                 ------        -------
 Net cash used in investing activities           (7,347)       (19,045)
                                                 ------        -------
Financing activities:
 Net payments under revolving line of credit     (2,059)            --
 Proceeds from issuance of long-term debt            89            525
 Payments on long-term debt and capital
  lease obligations                              (2,493)         (200)
 Proceeds from sales of common stock             21,670        17,542
 Proceeds from employee stock plans                 346           994
                                                 ------        ------
  Net cash provided by financing activities      17,553        18,861
                                                 ------        ------
Effect of changes in foreign exchange rate           22          (187)
                                                 ------         ------
Net increase in cash and cash equivalents        15,371          6,681
Cash and cash equivalents, beginning of period    2,887         21,232
                                                 ------         ------
Cash and cash equivalents, end of period        $18,258        $27,913
                                                =======        =======

Supplemental Disclosures:
Interest Paid                                      $473           $207
Taxes Paid                                       $3,649         $4,311

The accompanying notes are an integral part of these condensed consolidated statements.

               SEROLOGICALS CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 28, 1997
                              (UNAUDITED)

1.  ORGANIZATION AND BASIS OF PRESENTATION

     Organization
     Serologicals Corporation (the "Company") is a leading worldwide provider of specialty human antibody-based products and services to major healthcare companies. The Company's services, including donor recruitment, donor management and clinical testing services, enable the Company to provide value-added, antibody-based products that are used as the active ingredients in therapeutic and diagnostic pharmaceutical products. The Company operates 59 donor centers, 16 of which specialize in the collection of specialty antibodies and 43 of which primarily collect IVIG antibodies from which a number of products are produced.
The Company is also engaged in the development, manufacturing and sale of monoclonal antibodies at its facilities in the United Kingdom.

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

     Earnings per share
     Net income per share is computed using the weighted average number of shares of common stock outstanding plus common equivalent shares. Common equivalent shares from the Nations Note and the Bio-Lab Note (Note
4) (using the "if-converted" method) and stock options and warrants (calculated according to the treasury stock method) have been included in the computation when dilutive. For the periods presented, fully diluted earnings per share has not been presented as the dilutive effect is not material. (Note 5).

     Weighted average common and common equivalent shares outstanding for all periods presented have been adjusted to reflect the Company's 3-for-2 common stock split effected in the form of a 50% stock dividend paid
February 28, 1997 to holders of record as of February 10, 1997.


2.  SALE OF COMMON STOCK

On September 9, 1997, the Company sold 950,000 shares of its common stock, at a price of $19.50 per share, in a private placement transaction made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(2) thereof. The net proceeds to the Company from the sale of the shares were approximately $17.5 million, and will be used for general corporate purposes, including strategic acquisitions and investments. Pursuant to the same transaction, one of the Company's shareholders sold 250,000 shares of common stock; the Company received none of the proceeds from this sale. A registration statement relating to the resale by the purchasers of the shares of common stock sold by the Company was declared effective by the Securities and Exchange Commission on September 3, 1997.

3.  ACQUISITIONS

     On March 6, 1997, the Company acquired Nations Biologics, Inc. and its affiliates (the "Nations Group") for approximately $14.2 million (the "Nations Acquisition"), before recording certain transaction costs and subject to adjustment based primarily on the post-acquisition performance of the businesses acquired over the 14-month period subsequent to closing. The purchase price consisted of approximately $10.2 million of cash and the issuance to one of the sellers of a $4.0 million convertible subordinated promissory note maturing on March 7, 2002 (the Nations Note as defined in Note 4). The Company financed the $10.2 million of cash paid at closing with cash on hand.

     The following unaudited data summarize the pro forma results of operations for the nine months ended September 29, 1996 and September 28, 1997 as if the Nations Acquisition had occurred on January 1 of each period. The unaudited pro forma information has been prepared for comparative purposes only and does not purport to represent what the results of operations would actually have been had the transaction actually occurred on the dates indicated, or what the results of operations may be in the future. Further, the results for the nine months ended September 29, 1996 include a non-recurring gain of $555,000 recognized by the Nations Group related to the sale of a donor center.

                                                   Nine Months Ended
                                                   -----------------
(In thousands, except per share data)          Sept. 29,      Sept. 28,
                                                 1996           1997
                                                 ----           ----
Net sales                                       $52,826       $75,693

Income before extraordinary loss                 $5,864        $8,678
Income before extraordinary loss per share        $0.42         $0.56

     On August 13, 1997, the Company acquired certain assets of three non-specialty donor centers from Seracare, Inc. in exchange for two non-specialty donor centers operated by the Company and $250,000 cash (the "Seracare Exchange"). The operations of two of the donor centers acquired were consolidated with the operations of two donor centers already operated by the Company in the same geographic location.

     On September 23, 1997, the Company acquired all of the outstanding capital stock of Bio-Lab, Inc. and Med-Lab, Inc. for $8.5 million, before recording certain transaction costs and subject to adjustment based on the net assets of the companies acquired, as defined, as of the closing date (the "Bio-Lab Acquisition"). The purchase price consisted of $5.95 million in cash and the issuance to one of the sellers of a $2.55 million convertible subordinated promissory note due September 23, 2000 (the "Bio-Lab Note"). The Company financed the $5.95 million of cash paid at closing with cash on hand.

     The Nations Acquisition, the Bio-Lab Acquisition and the Seracare Exchange were accounted for as purchases in accordance with APB No. 16, and accordingly, the purchase prices have been preliminarily allocated to the net tangible and identifiable intangible assets acquired based on their estimated fair values as of the acquisition dates. The excess of the cost over the estimated fair values of the net tangible and identifiable intangible assets acquired has been preliminarily allocated to goodwill.
                                   7

4.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations at December 29, 1996 and September 28, 1997 consisted of the following (in thousands):

                                                Dec. 29,    Sept. 28,
                                                  1996        1997
                                                  ----        ----
$4.0 million convertible subordinated note
payable, interest at 4.5% payable quarterly
commencing July 1, 1997; maturing on
March 7, 2002                                    $   --      $4,000

$3.5 million convertible subordinated note
payable, interest payable monthly at 5.25%;
principal payable on April 9, 1997                3,500          --

$2.55 million convertible subordinated note
payable, interest payable quarterly at 4.0%;
principal payable on September 23, 2000	              --       2,550

Capital lease obligations at varying interest
rates and terms, maturing through 2001              200         154

Other notes at varying interest rates and
terms maturing through March 2000                    14          482
                                                  -----        -----
                                                  3,714        7,186
Less current maturities                           3,567        2,616
                                                  -----        -----
                                                   $147       $4,570
                                                  =====       ======

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

     In connection with the Bio-Lab Acquisition, the Company issued one of the sellers the Bio-Lab Note, which bears interest at a rate of 4.0% per annum through the earlier of the date of repayment or conversion. Commencing September 23, 1999, the Bio-Lab Note may be prepaid, in whole or in part, upon not less than thirty days prior written notice by the Company. The Company may also prepay the note prior to September 23, 1999, in whole or in part, at a premium of the then outstanding principal balance if certain events occur. On or after September 23, 1998, 1999 and 2000, the payee may call for repayment (or conversion into shares of the Company's common stock) one-third, two-thirds and all, respectively, of the then outstanding principal amount of the Bio-Lab Note, subject to certain restrictions as to minimum amounts and frequency. The Bio-Lab
Note is convertible at the option of the holder at a conversion price of $20.97 per share, the fair market value of the Company's stock at the date of issuance.

5.  RECENT ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which will become effective for the Company in its fiscal quarter and year ending December 28, 1997. This statement establishes new, simplified standards for computing and presenting earnings per share. SFAS No. 128 replaces the traditional presentations of primary earnings per share and fully diluted earnings per share with basic earnings per share and diluted earnings per share, respectively. Basic earnings per share excludes the dilutive effect of stock options, warrants, convertible indebtedness and similar instruments while diluted earnings per share is computed similarly to fully diluted earnings per share. Pro forma earnings per share, assuming the adoption of SFAS No. 128 for the periods indicated below, is as follows:

                             Nine months ended       Three months ended
                             ------------------------------------------
                            Sept. 29,  Sept. 28,  Sept. 29,  Sept. 28,
                              1996       1997       1996       1997
                              ----       ----       ----       ----
Basic earnings per share-
pro forma                    $0.45      $0.60      $0.16      $0.22

Diluted earnings per share-
pro forma                    $0.42      $0.57      $0.15      $0.20


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

6.	SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

     The following non-cash investing and financing transactions were entered into during the nine months ended September 29, 1996 and September 28, 1997 (in thousands):

                                                 Nine Months Ended
                                                 -----------------
                                              Sept. 29,      Sept. 28,
                                                1996           1997
                                                ----           ----
Debt assumption                                $1,154         $  --
Forgiveness of note receivable in
 connection with business acquisition             500            --
Issuance of promissory notes as acquisition
 consideration                                     --         6,650
Conversion of subordinated note payable into
 common stock                                      --         3,500

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

     This Form 10-Q contains certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which generally can be identified by the use of terms such as "may," "expect," "anticipate," "intend," "estimate," "believe," "continue" or similar variations or the negative thereof. These forward looking statements include, without limitation, statements regarding the effect of changing regulatory and industry standards; the level of capital expenditures during the following twelve months; the sufficiency of capital and liquidity to fund operations, capital expenditures and the Company's acquisition strategy; and the use of proceeds from the Company's Revolver. These forward looking statements are subject to certain risks and uncertainties, such as changes in the economy or market conditions, changes in government policy or regulations and other factors discussed in
Part I of the Company's Annual Report on Form 10-K for the year ended December 29, 1996, which could cause actual results to differ materially.

Overview and Recent Developments

     The Company is a leading worldwide provider of specialty human antibody-based products and services to major healthcare companies. As of October 24, 1997, the Company operated 59 donor centers, 16 of which specialize in specialty antibody collections and 43 of which primarily collect IVIG antibodies from which a number of products are produced. The Company also operates two Food and Drug Administration ("FDA") licensed monoclonal antibody manufacturing facilities in Scotland and a laboratory testing facility in Clarkston (Atlanta), Georgia.

     In February 1997, the Company declared a 3-for-2 split of its common stock effected in the form of a 50% stock dividend paid on February 28, 1997 to holders of record as of February 10, 1997. All share and per share amounts herein have been retroactively adjusted to reflect such split.

     On March 6, 1997, the Company acquired the Nations Group, which operated 16 non-specialty donor centers. The Company paid approximately $14.2 million, before recording certain transaction costs and subject to adjustment based primarily on the post-acquisition performance of the businesses acquired over the 14-month period subsequent to closing. The purchase price consisted of approximately $10.2 million of cash and the issuance of the Nations Note (See Note 4 of Notes to Condensed Consolidated Financial Statements). The Company financed the $10.2 million of cash paid at closing with cash on hand.

     On August 13, 1997, the Company acquired certain assets of three non-specialty donor centers from Seracare, Inc. in exchange for two non-specialty donor centers operated by the Company and $250,000 in cash (the "Seracare Exchange"). The operations of two of the donor centers acquired were consolidated with the operations of two donor centers already operated by the Company in the same geographic location.

     On September 9, 1997, the Company sold 950,000 shares of common stock, at a price of $19.50 per share, in a private placement transaction made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(2) thereof. The net proceeds to the Company from the sale of the shares were approximately $17.5 million, and will be used for general corporate purposes, including strategic acquisitions and investments. Pursuant to the same transaction, one of the Company's stockholders sold 250,000 shares of common stock; the Company received none of the proceeds from this sale. A registration statement relating to the resale by the purchasers of the shares of common stock sold by the Company was declared effective by the Securities and Exchange Commission on September 3, 1997.

     On September 23, 1997, the Company acquired Bio-Lab, Inc. and Med-Lab, Inc., which each operated one specialty donor center. The Company paid $8.5 million, before recording certain transaction costs and subject to adjustment based on the net assets of the acquired companies, as defined, as of the closing date. The purchase price consisted of $6.0 million of cash and the issuance to one of the sellers of the Bio-Lab Note (See Note 4 of Notes to Condensed Consolidated Financial Statements). The Company financed the $6.0 million of cash paid at closing with cash on hand.

     Increasing regulatory scrutiny continues to be a significant factor affecting the industry, resulting in more detailed and frequent inspections by the FDA and a potentially greater number of observations per inspection, deficiency notices, warning letters, product recalls and temporary or permanent closures of facilities. One factor contributing to this trend is the FDA's implementation of a new approach to inspections of donor centers and manufacturing facilities, including the Company's customers, entitled "Team Biologics". Under this new approach, substantially all inspections will be performed by highly trained field investigators who will focus more extensively on the FDA's current good manufacturing practices (GMP) and the Quality Assurance guidelines adopted by the FDA in 1995. On occasion, the Company has received notifications and deficiency notices from the FDA of possible deficiencies in the Company's compliance with FDA regulations or its own internal standard operating procedures. To date, the Company believes that it has adequately addressed or corrected such deficiencies.

     The Company is also subject to numerous industry- and customer-mandated standards. Industry trade organizations, such as the American Blood Resources Association ("ABRA"), and the Company's customers continually evaluate their practices and procedures regarding new information or public concerns over blood safety and diseases which may be transmitted from donors through their blood or blood components. Based upon such evaluation, a certain portion of the population may be prohibited from donating in the future, or certain new testing and screening procedures may be required to be performed with respect to certain donors. One specific concern currently facing the industry is Creutzfeld-Jakob disease ("CJD"), a fatal disease occurring sporadically in the world at an incidence of about one per million population per year and which has been reportedly linked in some cases to bovine spongiform encephalopathy, also know as "mad cow disease". While no acceptable testing or screening procedure currently exists to detect CJD, it has generally been found to have a higher incidence in the older population. In response to this concern, effective in April 1997 and with respect to certain products, one of the Company's customers ceased accepting antibodies collected from donors over the age of 59. Another standard voluntarily accepted by the industry which was adopted effective July 1, 1997 relates to the acceptance of new donors. In an effort to further minimize the potential that infected plasma could enter the manufacturing process undetected, all new (i.e., first-time) donors' plasma is excluded from further manufacture until a negative set of test results is also obtained on a second donation within six months, essentially precluding one-time donations. Although the Company does not believe that the loss of donors resulting from these new standards will have a material impact on its current operating results, there is no assurance that the long-term impact of these standards, or the imposition of other blood safety measures, will not have a material adverse effect on future operations.

Results of Operations

     The following table sets forth certain operating data of the Company as a percentage of net sales for the periods indicated below:

                                Nine months ended   Three months ended
                                --------------------------------------
                             Sept. 29,  Sept. 28,   Sept. 29,  Sept. 28,
                               1996       1997        1996       1997
                              -------    -------     ------     ------
Net sales                      100.0%     100.0%     100.0%     100.0%
Gross profit                    41.4%      36.5%      42.0%      36.6%
Selling, general and
 administrative expenses        14.6%      13.3%      14.2%      12.8%
Product development expenses     3.6%       2.0%       3.5%       1.8%
Income before extraordinary
 loss                           12.7%      12.0%      14.0%      12.1%
Net income                      12.6%      12.0%      14.0%      12.1%


Three months ended September 29, 1996 and September 28, 1997

     Net sales increased 68.2%, or $10.8 million, from $15.8 million in 1996 to $26.6 million in 1997. Of the increase, approximately $5.0 million was attributable to the acquisition of Simi Biologicals, Inc. ("Simi") in December 1996 and the Nations Acquisition in March 1997. The remainder of the increase, or approximately $5.8 million, was primarily attributable to additional net sales of anti-D antibodies, IVIG antibodies, anti-RSV (an antibody used to treat respiratory syncytial virus, a new product first shipped during 1997), anti-hepatitis antibodies and monoclonal antibodies used for blood typing reagents. The Company's net sales of therapeutic antibodies increased 80.4%, while net sales of diagnostic antibodies increased 29.6%.

     Gross profit increased 46.6%, or $3.1 million, from $6.6 million in 1996 to $9.7 million in 1997. Of the increase, approximately $2.6 million was primarily attributable to increased net sales of, and higher margins on, anti-D antibodies and IVIG antibodies, while the remainder was primarily attributable to the Nations Acquisition and, to a lesser extent, the acquisition of Simi. Gross profit, as a percentage of net sales ("gross margin") decreased from 42.0% to 36.6%, primarily due to an increase in net sales of relatively lower-margin IVIG antibodies as a percentage of total net sales from approximately 35% in 1996 to 47% in 1997. Gross margins from the Company's specialty antibody products remained consistent with the similar period of 1996.

     Selling, general and administrative expenses increased 51.9%, or $1.2 million, from $2.2 million in 1996 to $3.4 million in 1997. The increase was primarily attributable to a larger sales, financial, recruiting and, in particular, regulatory infrastructure needed to support the Company's acquisitions and growth. However, selling, general and administrative expenses, as a percentage of net sales, decreased from 14.2% to 12.8%.

     Product development expenses, which relate primarily to the development of monoclonal antibodies for blood typing reagents and for therapeutic products, decreased 14.7%, or $82,000, from $556,000 in 1996 to $474,000 in 1997, primarily due to the timing of certain expenditures relating to the Company's development of a monoclonal anti-D antibody for therapeutic purposes.

     Net interest income increased 76.3%, or $58,000, from $76,000 in 1996 to $134,000 in 1997, primarily as a result of generally higher cash balances and the receipt in September 1997 of approximately $17.5 million in net proceeds from a private placement of 950,000 shares of the Company's common stock and the subsequent investment of the remaining proceeds in short term instruments, offset in part by the additional interest expense attributable to the Nations Note.

     Other expense, net increased 128.6%, or $530,000, from $412,000 in 1996 to $942,000 in 1997, primarily attributable to the amortization of goodwill and other intangible assets relating to the acquisitions of the Nations Group and Simi and the write-off of two non-compete agreements associated with previous acquisitions.


Nine months ended September 29, 1996 and September 28, 1997

     Net sales increased 53.6%, or $25.3 million, from $47.3 million in 1996 to $72.6 million in 1997. Of the increase, approximately $13.4 million was attributable to the Nations Acquisition in March 1997 and the acquisition of Simi in December 1996 and, to a lesser extent, the full-period effect of acquisitions completed during the first nine months of 1996. The remainder of the increase, or approximately $11.9 million, was attributable to increased sales of anti-D and, to a lesser extent, increased sales of monoclonal antibodies used for blood typing reagents, IVIG antibodies and the introduction of anti-RSV. Consolidated net sales of the Company's therapeutic and diagnostic products increased 62.4% and 25.1%, respectively.

     Gross profit increased 35.3%, or $6.9 million, from $19.6 million in 1996 to $26.5 million in 1997. Of the increase, approximately $5.4 million was the result of increased sales of, and higher margins on, anti-D and, to a lesser extent, increased sales of IVIG and monoclonal antibody products. The remainder of the increase, or approximately $1.5 million, was attributable to the full-period effect of the Nations Acquisition in March 1997 and, to a lesser extent, acquisitions completed during 1996. Gross margins decreased from 41.4% for the first nine months of 1996 to 36.5% for the comparable period of 1997, primarily attributable to an increase in net sales of relatively lower-margin IVIG antibodies as a percentage of total net sales from approximately 34% in 1996 to 45% in 1997 and initial shipments during 1997 from two donor centers approved during 1997 whose cost of sales included a higher amount of non-recurring start up expenses, offset by increased margins on anti-D.

     Selling, general and administrative expenses increased 39.8%, or $2.7 million, from $6.9 million in 1996 to $9.6 million in 1997. The increase was primarily attributable to a larger sales, financial, recruiting and, in particular, regulatory infrastructure needed to support the Company's acquisitions and growth. However, selling, general and administrative expenses, as a percentage of net sales, decreased from 14.6% to 13.3%.

     Product development expenses decreased $210,000, or 12.6%, from $1.7 million in the first nine months of 1996 to $1.5 million in the current year, primarily due to the timing of certain expenditures relating to the Company's development of a monoclonal anti-D antibody for therapeutic purposes.

     Interest expense (income), net decreased 220.5%, or $655,000, from net interest expense of $297,000 in 1996 to net interest income of $358,000 in 1997 as a result of the retirement of approximately $7.9 million in debt in June 1996 with proceeds from a secondary stock offering and the subsequent investment of the remaining proceeds in short term instruments and the receipt in September 1997 of approximately $17.5 million in net proceeds from a private placement sale of 950,000 shares of the Company's common stock, offset in part by the additional interest expense attributable to the Nations Note.

     Other expense, net increased 56.0%, or $725,000, from $1.3 million in 1996 to $2.0 million in 1997, due primarily to the amortization of goodwill and other intangible assets resulting from acquisitions completed during 1996, the completion of the Nations Acquisition in the first quarter of 1997 and the write-off of two non-compete agreements associated with previous acquisitions.

Liquidity and Capital Resources

     As of September 28, 1997, the Company had cash and cash equivalents and working capital of $27.9 million and $33.8 million, respectively. Cash and cash equivalents increased $6.7 million from December 29, 1996, primarily from net proceeds of approximately $17.5 million from the sale of 950,000 shares of the Company's common stock and $7.1 million of cash provided by operations, offset by the use of approximately $10.2 million of cash on hand for the Nations Acquisition in March 1997, $5.95 million for the Bio-Lab Acquisition in September 1997 and $3.1 million of capital expenditures. Pending further use, the Company currently invests all excess cash in highly liquid, short-term instruments with original maturities of three months or less.

     Net cash provided by operations for the nine months ended September 28, 1997 and September 29, 1996 was approximately $7.1 million and $5.1 million, respectively, or an increase of approximately $1.9 million. The increase in cash flow from operations was primarily attributable to increased net income of $2.8 million, $1.2 million of additional non-cash depreciation and amortization expense and $263,000 of additional non-cash deferred income tax provision, offset by an increase in operating working capital cash outflows of approximately $2.3 million. The increased cash used for operating working capital was primarily attributable to a larger increase in accounts receivable of $4.0 million, offset by a larger increase in accrued expenses of $1.2 million. The larger increase in accounts receivable was primarily a result of increased sales during the latter part of the third quarter.

     Net cash used in investing activities for the nine months ended September 28, 1997 was $19.0 million as compared to $7.3 million for the nine months ended September 29, 1996. Cash used in investing activities in the first nine months of 1996 was primarily related to the February
1996 acquisition of Am-Rho Laboratories, Inc. for approximately $1.1 million in cash, the March 1996 acquisition of Southeastern Biologics, Inc. and its affiliates for approximately $3.6 million in cash and capital expenditures of approximately $2.5 million. Cash used in investing activities in 1997 primarily consisted of approximately $10.2 million in cash used for the Nations Acquisition, $5.95 million in cash used for the Bio-Lab Acquisition and capital expenditures of approximately $3.1 million.

     Net cash provided by financing activities, including the effects of changes in foreign currency rates, for the nine months ended September 28, 1997 was approximately $18.7 million as compared to $17.6 million for the comparable period of 1996. Net cash provided by financing activities in 1996 was primarily related to approximately $21.7 million in net proceeds to the Company from a secondary stock offering in June 1996, offset in part by net principal payments on the Revolver (as defined below) and other indebtedness. Net cash provided by financing activities during 1997 was primarily related to the receipt of approximately $17.5 million of net proceeds from a private placement sale of 950,000 shares of the Company's common stock and, to a lesser extent, proceeds from the exercise of stock options.

     Capital expenditures relate primarily to the Company's facilities and related equipment, the Company's information system and the development of additional specialty and non-specialty antibody donor centers. During the first nine months of 1997, capital expenditures were approximately $3.1 million, consisting primarily of expenditures related to the expansion of the Company's laboratory testing facility and international headquarters in Clarkston (Atlanta), Georgia, the expansion of the Company's monoclonal manufacturing facility in the United Kingdom and the upgrading of the Company's information system.

     During the next twelve months, the Company anticipates that it will maintain current levels of capital expenditures. The major factors affecting the level of capital expenditures include the upgrading of the Company's information systems to support its planned growth and the development, relocation and upgrading of specialty and non-specialty donor centers to increase production capabilities and efficiencies.

     The Company has a revolving credit facility with a bank providing for maximum borrowings of $20 million, of which $15 million may be used for acquisitions (the "Revolver"). The Company anticipates using the proceeds from the Revolver primarily to fund acquisitions. There were no amounts outstanding under the Revolver at December 29, 1996 or September 28, 1997. Subsequent to quarter-end, in October 1997, the Company and its lenders entered into an amended agreement, which, among other items, increased the total borrowing capacity under the Revolver to $35 million, of which $30 million may be used for acquisitions.

     The Company believes that existing cash balances, cash generated from operations and the borrowing capacity available under the Revolver are sufficient to fund operations and anticipated capital expenditures for at least 12 months. As the Company continues to evaluate acquisition and growth opportunities, it anticipates that additional funding may be necessary.

     The Company is in the third year of two five-year supply contracts with Bayer Corporation ("Bayer") for the sale of antibodies for IVIG. The contracts provide for successive one-year renewals, unless notice is given by either party, and commitments from Bayer to purchase specified amounts on an escalating basis over the five-year term. The revenues provided under the contracts are significant and represented approximately 26% of the Company's revenues for the nine months ended September 28, 1997. Effective July 1, 1997, the Company negotiated a price increase under these contracts. In addition, in connection with the Nations Acquisition, the Company acquired several supply contracts with Alpha Therapeutic Corporation for the sale of IVIG antibodies collected at 12 of the 16 donor centers operated by the Nations Group and an additional contract with Bayer for the sale of IVIG antibodies collected at the remaining four donor centers. Early termination of the contracts could adversely affect the Company.

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

PART II.
--------

Item 2.  Changes in Securities

       c. September 9, 1997, the Company completed the sale of 950,000 shares of its common stock pursuant to a private placement transaction with institutional and accredited purchasers. The transaction was made in reliance upon the exemption from registration provisions under the Securities Act of 1933, as amended, as afforded by Section 4(2) thereof. On September 23, 1997, in connection with the Bio-Lab Acquisition, the Company issued the Bio-Lab Note, as fully described in Note 4 of the Notes to Consolidated Financial Statements (Unaudited) contained elsewhere herein. The Bio-Lab Note was issued to one of the sellers who was an accredited investor. This transaction was made in reliance upon the exemption from registration provisions under the Securities Act of 1933, as amended, as afforded by
           Section 4(2) thereof.

Item 6.  Exhibits and Reports on Form 8-K

      a.  Exhibits:

          Exhibit 11:  Statement Re:  Computation of Per Share Earnings
          Exhibit 27:  Financial Data Schedule

      b.  Reports on Form 8-K:

         The Company filed a Current Report on Form 8-K on August 18, 1997, in which it announced under Item 5-Other Events, that it had entered into an agreement for the sale of 950,000 shares of its common stock in a private placement transaction. The Company also announced that pursuant to the same agreement, one of its shareholders had agreed to sell 250,000 shares. On September 9, 1997, the Company filed a Current Report on Form 8-K in which it announced under Item 5-Other Events, that it had completed the the aforementioned private placement.

                               SIGNATURES
                               ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SEROLOGICALS CORPORATION
                                     ------------------------
                                     (Registrant)


Date:	November 10, 1997               By:   /s/  Russell H. Plumb//
                                           --------------------------------
                                           Russell H. Plumb
                                           Vice President/Chief Financial
                                           Officer (Principal Financial and
                                           Accounting Officer)