Form 10-K
period 1997-12-28
SEROLOGICALS CORP
filed 1998-03-24
CIK 767673

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 28, 1997
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM       TO       .

                        COMMISSION FILE NUMBER: 0-26126

                            SEROLOGICALS CORPORATION

             (Exact Name of Registrant as Specified in its Charter)

                  DELAWARE                             58-2142225
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)            Identification Number)

       780 PARK NORTH BLVD., STE. 110                     30021
             CLARKSTON, GEORGIA                        (Zip Code)
           (Address of principal
             executive offices)

                                 (404) 296-5595
               (Registrant Telephone Number Including Area Code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                              TITLE OF EACH CLASS

                          Common Stock, $.01 par value

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /

    The aggregate market value of the shares of common stock held by non-affiliates (based upon the closing sale price on The Nasdaq Stock Market) on March 20, 1998 was approximately $427,315,000. As of March 20, 1998, there were 15,727,035 shares of Common Stock, $0.01 par value per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE.

    Portions of the definitive proxy statement for the Annual Meeting of Stockholders (which will be filed pursuant to Regulation 14A within 120 days of the close of the Registrant's fiscal year ended December 28, 1997) shall be deemed to be incorporated by reference in Part III.

                               TABLE OF CONTENTS

PART I.
Item 1.    Business....................................................................          4
Item 2.    Properties..................................................................         14
Item 3.    Legal Proceedings...........................................................         15
Item 4.    Submission of Matters to a Vote of Security Holders.........................         15
Item 4a.   Executive Officers and Key Employees of the Registrant......................         15

PART II.
Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters...         17
Item 6.    Selected Financial Data.....................................................         18
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations..................................................................         19
Item 7a.   Quantitative and Qualitative Disclosures about Market Risk..................         25
Item 8.    Financial Statements and Supplementary Data.................................         25
Item 9.    Changes in and disagreements with accountants on Accounting and Financial
           Disclosure..................................................................         25

PART III.
Item 10.   Directors and Executive Officers of the Registrant..........................         26
Item 11.   Executive Compensation......................................................         26
Item 12.   Security Ownership of Certain Beneficial Owners and Management..............         26
Item 13.   Certain Relationships and Related Transactions..............................         26

PART IV.
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.............         26

SIGNATURES.............................................................................         29

PART I.

    THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, WHICH GENERALLY CAN BE IDENTIFIED BY THE USE OF FORWARD LOOKING TERMINOLOGY SUCH AS "MAY," "WILL," "EXPECT," "INTEND," "ESTIMATE," "ANTICIPATE," "BELIEVE" OR "CONTINUE" OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR SIMILAR TERMINOLOGY, AND/OR WHICH INCLUDE WITHOUT LIMITATION, STATEMENTS REGARDING THE FOLLOWING:

    - SEROLOGICALS CORPORATION'S (AND ITS SUBSIDIARIES, COLLECTIVELY, THE "COMPANY") INTERNAL AND EXTERNAL GROWTH STRATEGIES, INCLUDING THE ABILITY OF THE COMPANY TO OBTAIN ADDITIONAL LICENSES FOR THE HYPERIMMUNIZATION OF DONORS AND THE COLLECTION OF SPECIALTY ANTIBODIES; THE COMPANY'S ABILITY TO IDENTIFY, FINANCE AND COMPLETE ACQUISITIONS AND TO CREATE ECONOMIES OF SCALE;

    - CERTAIN TRENDS IN THE INDUSTRY, INCLUDING INCREASED DEMAND FOR AND LIMITED SUPPLY OF ANTIBODIES AND ANTIBODY-BASED PRODUCTS IN GENERAL; INCREASED REGULATORY SCRUTINY BY THE FOOD AND DRUG ADMINISTRATION ("FDA"), ITS EFFECT ON THE DONOR POPULATION AND THE COMPANY'S ABILITY TO RESPOND; CHANGING CUSTOMER SPECIFICATIONS AND EVOLVING INDUSTRY AND CUSTOMER STANDARDS AND CUSTOMER DEMAND FOR HIGHER QUALITY AND VALUE ADDED SERVICES;

    - THE IMPACT OF THE YEAR 2000 ISSUE, THE ABILITY OF THE COMPANY TO ACHIEVE YEAR 2000 COMPLIANCE IN A TIMELY AND EFFECTIVE MANNER AND THE RELATED COST TO ACHIEVE SUCH COMPLIANCE;

    - THE IMPACT OF THE POTENTIAL LOSS OF DONORS DUE TO THE IMPOSITION OF NEW BLOOD SAFETY MEASURES;

    - INCREASED DEMAND FOR ANTI-D, AND THE COMPANY'S ADVANTAGE REGARDING ITS ON-GOING ABILITY TO CONTINUE TO PRODUCE ADEQUATE QUANTITIES OF ITS PROPRIETARY ANTI-D VACCINES;

    - THE IMPACT OF DELAYED OR REDUCED SALES TO CERTAIN CUSTOMERS ON THE COMPANY AND ITS OPERATIONS;

    - CERTAIN POTENTIAL PRODUCT AND SERVICE DEVELOPMENT EFFORTS THE COMPANY MAY PURSUE OR WHICH ARE CURRENTLY UNDERWAY, INCLUDING WITHOUT LIMITATION, THE COMPANY'S INTENT TO ACQUIRE CLINICAL TRIAL SITES;

    - THE LEVEL OF CAPITAL EXPENDITURES IN 1998 AND THE SUFFICIENCY OF CAPITAL AND LIQUIDITY TO MEET WORKING CAPITAL, CAPITAL EXPENDITURE AND OTHER ANTICIPATED CASH REQUIREMENTS OVER THE NEXT TWELVE MONTHS AND THE AVAILABILITY OF CAPITAL RESOURCES FOR USE IN THE COMPANY'S ACQUISITION STRATEGY;

    - THE RENEWAL OF CERTAIN AGREEMENTS, INCLUDING LEASES COVERING ITS DONOR CENTERS AND THE AUTOMATIC RENEWAL OF CERTAIN LONG-TERM CUSTOMER CONTRACTS; AND

    - THE ADEQUACY OF THE COMPANY'S MONOCLONAL PRODUCTION FACILITIES.

    THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDING BUT NOT LIMITED TO :

    - THE COMPANY'S ABILITY TO GENERATE SUFFICIENT CASH FLOWS OR RAISE ADDITIONAL FUNDING TO SUPPORT ITS INTERNAL AND EXTERNAL GROWTH STRATEGIES;

    - THE COMPANY'S ABILITY TO IDENTIFY AND RECRUIT SUITABLE ACQUISITION CANDIDATES IN THE FUTURE AND TO INTEGRATE AND MANAGE THEM;

    - CHANGES IN LAWS AND REGULATIONS THAT COULD AFFECT THE COMPANY'S ABILITY TO OBTAIN ADDITIONAL AND MAINTAIN EXISTING REGULATORY LICENSES AND APPROVALS;

    - THE EFFECT OF COMPETITION AND REGULATORY SCRUTINY AND CHANGES IN THE COMPANY'S ABILITY TO MAINTAIN AND EXPAND ITS DONOR AND CUSTOMER BASES;

    - POTENTIAL FUTURE TECHNOLOGIES THAT COULD LESSEN OR ELIMINATE THE NEED FOR ANTIBODIES AND OTHER PLASMA-BASED PRODUCTS;

    - CHANGES IN INDUSTRY TRENDS, CUSTOMER SPECIFICATIONS, MARKET DEMAND AND POTENTIAL FOREIGN RESTRICTIONS OF THE IMPORTATION OF THE COMPANY'S PRODUCTS THAT COULD IMPACT INTERNAL AND EXTERNAL GROWTH, EARNINGS AND MARKET SHARE;

    - THE COMPANY'S DEPENDENCE ON A FEW MAJOR CUSTOMERS AND ITS ABILITY TO MAINTAIN FAVORABLE SUPPLIER AGREEMENTS AND RELATIONSHIPS; AND

    - THE COMPANY'S SUBSTANTIAL RELIANCE ON TWO PRODUCTS, ANTI-D AND IVIG.

ITEM 1. BUSINESS

    The Company is a leading worldwide provider of specialty human antibodiezs and related services to major healthcare companies. The Company's services, including donor recruitment, donor management and clinical testing services, enable the Company to provide value-added specialty products that are used as the active ingredients in therapeutic products for the treatment and management of such medical indications as Rh incompatibility in newborns, rabies and hepatitis and in diagnostic products such as blood typing reagents and diagnostic test kits. In addition, the Company collects and supplies antibodies for the manufacture of intravenous immune globulin (IVIG), a product containing a broad spectrum of antibodies used in the treatment of a wide variety of medical indications. As of March 20, 1998, the Company conducted its operations through a national network of 59 donor centers and through laboratories located in the United States and the United Kingdom. The Company also operates two monoclonal manufacturing facilities in Scotland. The majority of the Company's 16 specialty donor centers are strategically located on or near medical campuses, enhancing the Company's ability to source specialty antibodies from medical community referrals.

INDUSTRY OVERVIEW

    The human blood products and services industry encompasses a number of markets, with products ranging from whole blood, which is used for direct transfusions, to blood components, such as source plasma, specialty and non-specialty antibodies found in source plasma and other specialty biologic components. Source plasma (the clear liquid portion of blood characterized by non-specific concentrations of antibodies) is used to manufacture many products that treat a variety of medical indications. Antibodies are soluble components contained in plasma which are produced by the immune system to fight specific diseases.

    The largest sector of the industry is comprised of non-profit organizations, such as the American Red Cross and community blood banks, which supply whole blood and other transfusible products to hospitals. The other sector of the market, the commercial sector, is focused primarily on supplying source plasma, specialty and non-specialty antibodies found in source plasma and other specialty biologic components to healthcare companies for use as the active ingredients in therapeutic and diagnostic products. According to the Marketing Research Bureau, Inc., an independent market research company, the worldwide market for finished products made from plasma-based products grew from approximately $1.5 billion in 1984 to approximately $5.4 billion in 1996.

    The specialty segment of the commercial sector includes products consisting of specialty antibodies and cells. Specialty antibodies are typically used to manufacture products for treating persons exposed to, or at risk of, contracting a specific disease and to make diagnostic products used to screen patients for prior exposure to a specific disease or to determine blood type. Specialty antibodies range from those used to treat medical indications such as tetanus, respiratory syncytial virus (RSV) and cytomegalovirus (CMV), which the Company believes generally sell for approximately $90 to $110 per liter, to high-end products such as anti-D, an antibody used to treat Rh incompatibility in newborns, anti-hepatitis and blood typing reagents, which the Company believes generally sell for approximately $400 to $800 per liter. By comparison, the average industry gross price of source plasma, from which IVIG and other products are derived, is approximately $75 to $85 per liter. The Company's pricing for its specialty antibodies averaged approximately $493 per liter in 1997, an increase of approximately 10% from 1996.

    The Company believes that there are a number of factors increasing the demand for antibody-based products in general. In the treatment of certain diseases such as rabies and Rh incompatibility in newborns, antibody-based products are recognized as the only generally accepted treatment or prevention for such diseases. In addition, medical and scientific advances are increasing the demand for antibodies for new indications and improved therapies. The Company also believes that cost containment in healthcare is spurring the demand for alternatives to antibiotics and vaccines, such as the use of antibody-based products for disease management. Additionally, increasing regulation and concerns relating to blood safety are causing demand for a broader array of antibody-based diagnostic tests used to evaluate blood samples. The demand for more diverse diagnostic tests is also increasing as world population migration is spreading diseases, which were once confined to specific geographic areas. The Company also believes that the aging of the U.S. population is increasing the demand for antibody-based products that are as efficacious as, but less toxic than, many current treatment regimens.

    The Company believes that there are a number of factors that are limiting the supply of commercially available antibodies. The supply of antibodies has been adversely affected by the more rigorous screening procedures required by regulatory authorities, in particular the FDA, industry trade organizations and manufacturers of these products. These procedures, which include a more extensive investigation into a donor's background and new tests to detect the presence of disease-causing organisms, have disqualified numerous potential donors and discouraged other donors who may be reluctant to undergo the screening procedures. Second, as customers require increasingly higher concentrations of specialty antibodies, the qualified pool of donors is further reduced. These customer requirements have resulted in an increasing need to boost the concentration of specialty antibodies in donors through vaccination or hyperimmunization. Furthermore, the length of time required to be granted regulatory licenses for antibody collection sites (donor centers), testing facilities and biological products is significant.

    In addition to the demand and supply factors discussed above, the industry continues to experience a number of trends. One such trend is the movement by healthcare companies towards obtaining antibodies and other biologic products from a fewer number of suppliers who can supply a wider array of products and services. The resulting enhanced relationships between healthcare companies and these suppliers have resulted in an increased tendency of some major healthcare companies to outsource essential complex regulatory, testing and specialized manufacturing. In addition, the increased regulatory environment, as well as the increasing preference of customers for value-added services, requires suppliers to have a high level of expertise and capital resources. As a result of these trends, the industry has been undergoing a consolidation for several years.

OPERATIONS

    As of March 20, 1998, the Company conducted its operations through a national network of 59 donor centers and through laboratories located in the United States and the United Kingdom. The Company also operates two monoclonal production facilities in Scotland. The majority of the Company's 16 specialty donor centers are strategically located on or near medical campuses, enhancing the Company's ability to source specialty antibodies from medical community referrals.

    DONOR RECRUITMENT. The Company obtains the significant majority of its specialty antibodies from donors with high concentrations of the antibodies sought. The Company maintains an active communication network with medical professionals and healthcare organizations nationwide to assist in identifying these donors. In addition, the Company is able to identify and react rapidly to disease outbreaks in order to recruit suitable donors for specialty antibodies created by such specific diseases. The Company actively seeks to maintain and replenish its donor base for its therapeutic and diagnostic products and maintains an ongoing communications program to recruit donors and make medical professionals aware of its capabilities and needs.

    DONOR SCREENING AND PRODUCT COLLECTION. Each donor candidate undergoes a process that includes an explanation of the program, extensive physiological and biological screening, a physical examination and the collection of test samples. In addition, donors of specialty antibodies undergo qualification profiling. Once a candidate is accepted as a donor, the Company may collect antibodies from the donor at its donor centers through a FDA approved collection procedure known as plasmapheresis, which lasts between 40 and 60 minutes and is very similar to donating blood. However, as red blood cells are returned to the donor by means of centrifugation, individuals may donate as frequently as twice per week. Each donation is quarantined at the donor center while test samples are sent to the Company's, or its customers', clinical laboratory for FDA mandated viral marker screening tests (hepatitis, HIV, etc.) and characterization (i.e., special analytical tests to identify and measure the quality and concentration of the targeted antibodies). Beginning July 1, 1997, new industry specifications require that each donor's ("Applicant Donor") donation be quarantined until such time that a second donation is received from the Applicant Donor and appropriate tests results are obtained on both donations. If a second donation is not received from the Applicant Donor within six months, the previous donation must be destroyed. Once these two donations and their tests are complete and acceptable, the Applicant Donor becomes a "qualified donor" and all future donations are generally available for immediate shipment once the mandated tests have been completed.

    PRODUCT CHARACTERIZATION. The Company characterizes its specialty antibodies to ensure that concentrations meet customer specifications. The Company maintains extensive data on each of its donors for both regulatory compliance and quality assurance. This database enhances the Company's donor tracking and monitoring capabilities, which help assure the quality of the antibodies for its customers. The ability to accurately characterize and trace the source of antibodies adds value to the products for the customer by replacing steps the customer might otherwise have to perform.

    DONOR MANAGEMENT. Through communication and incentive programs and an emphasis on customer service, the Company encourages full and continuing participation by its donors. As an integral part of donor management, the Company's staff continually communicates with donors to reinforce their commitment. The Company has personnel and programs designed to make each visit to the donor center a smooth, comfortable and safe experience. The Company's expertise in donor management has enabled it to retain many donors for years of repeated, regular donations, thereby enhancing the Company's profitability. The Company's specialty donors typically donate once or twice per week, with many having continued as donors for as long as ten years. A significant portion of the Company's donors of rare specialty antibodies have entered into contracts with the Company pursuant to which they have agreed to donate antibodies exclusively to the Company for a three-year period.

    HYPERIMMUNIZATION. In response to customer demands to produce higher quality products, all of the Company's 16 specialty donor centers are actively involved in the hyperimmunization of their specialty antibody donors. The Company is also approved to hyperimmunize donors for anti-D and ship such product at eight of its non-specialty donor centers. Hyperimmunization is the use of FDA-approved vaccines to stimulate the development or heighten the concentration of already existing specialty antibodies in the donor. Although vaccines to conduct hyperimmunization for several of the Company's products are commercially available, the Company believes it has a key competitive advantage through its existing inventory of, and ongoing ability to produce, its own proprietary FDA-approved vaccine to produce anti-D antibodies in donors. In some cases, antibody-producing white cells are also collected from hyperimmunized donors and used to develop monoclonal products for diagnostic use. The Company intends to continue its strategy of adding hyperimmunization capabilities at its historically non-specialty donor centers.

    MONOCLONAL ANTIBODY PRODUCTION. In addition to collecting antibodies from its donors, the Company, through its Bioscot, Ltd. ("Bioscot") subsidiary, produces monoclonal, or cloned, antibodies from approximately 45 cell lines, which generated nearly $14 million in net sales in 1997. The Company's FDA-licensed monoclonal manufacturing facilities in Edinburgh and Livingston, Scotland produce monoclonal antibodies from cells derived through the Company's donor network or acquired from other laboratories. Once suitable donors are identified by personnel at the Company's donor centers, activated white cells are collected and delivered to its research and development laboratory. The white blood cells are cultivated into a proliferating cell line and then moved to the Company's monoclonal manufacturing facility where the cell line is further developed until it can be used for commercial production. Through this monoclonal manufacturing capability, the Company has been able to introduce new, second generation, human monoclonal products and also begin to sell more profitable finished products outside the United States, such as its value-added line of OEM and branded blood typing reagents for use by healthcare workers in countries outside the United States.

PRODUCTS

    Through its value-added services, the Company provides the antibodies that serve as the active ingredients in certain therapeutic and diagnostic products manufactured by major healthcare companies. The Company's customers generally further process the Company's products. The finished materials are then packaged and distributed as intramuscular and intravenous therapeutic or diagnostic products. The Company also sells certain antibodies for blood typing reagents directly to end-users. In 1997, the Company derived approximately 81% of its net sales from its therapeutic product line, a substantial majority of which related to IVIG and anti-D antibodies, and approximately 19% of its net sales from its diagnostic product line, the majority of which relates to blood typing reagents.

    End products produced by the Company's customers for which it supplies antibodies include the following:

SPECIALTY THERAPEUTIC PRODUCTS

    ANTI-D IMMUNE GLOBULIN ("ANTI-D"). Since 1968, anti-D immune globulin, also known as Rh immune globulin, has been prescribed by obstetricians to prevent Rh incompatibility in newborns ("RhHDN"). This sometimes-fatal condition affecting Rh positive infants born to Rh-negative women is due to the incompatibility of the blood of an Rh-negative mother and her Rh-positive child. Anti-D immune globulin is also used in the treatment of Idiopathic Thrombocytopenic Purpura ("ITP") in immunocompromised patients. ITP, which is common in HIV positive patients, is a disease that is characterized by destruction of the patient's platelets, which, if untreated, can result in internal hemorrhaging and ultimately, death. This condition may affect up to 100,000 Americans.

    The Company believes that demand for anti-D antibodies used in the treatment of RhHDN have generally followed the birth rate of developed countries. Continuing supply shortages of anti-D antibodies have resulted in industry-wide price increases over the past several years. Moreover, due to the relatively recent use of anti-D antibodies for the treatment of ITP, the Company believes that worldwide demand for anti-D antibodies has increased more rapidly over the past several years.

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

    ANTI-HEPATITIS IMMUNE GLOBULIN. The traditional use for anti-hepatitis immune globulin ("anti-HBs") is for the prevention of hepatitis in individuals who are at risk of contracting, or have had recent exposure to, the hepatitis B virus. In addition, anti-HBs is used for intensive treatment of liver transplant patients.

    ANTI-RESPIRATORY SYNCYTIAL VIRUS IMMUNE GLOBULIN ("ANTI-RSV"). Anti-RSV is used in the prevention of serious lower respiratory tract infections caused by RSV. RSV is the leading cause of pneumonia and bronchiolitis (an infection of the small airways of the lung) in infants, causing approximately 90,000 hospitalizations and 4,500 fatalities in the United States annually. Certain populations, such as premature infants and infants with lung problems, are at increased risk for developing severe RSV disease. The Company commenced collecting antibodies for anti-RSV during 1997.

    ANTI-CYTOMEGALOVIRUS IMMUNE GLOBULIN (ANTI-CMV). Anti-CMV is used in the treatment of patients with compromised immune systems and thus most at risk for severe CMV infection, such as AIDS patients, transplant recipients and cancer patients undergoing chemotherapy. CMV is a herpes virus affecting a significant portion of the population but usually going unnoticed in people with healthy immune systems. The Company does not anticipate significant growth in providing antibodies for this product beyond 1997.

NON-SPECIALTY THERAPEUTIC PRODUCTS

    INTRAVENOUS IMMUNE GLOBULIN ("IVIG") IVIG is derived from source plasma and is comprised of a broad spectrum of antibodies. IVIG is used in the treatment of many medical indications, primarily for patients with suppressed immune systems, to help build the body's defense against exposure to life threatening diseases.

SPECIALTY DIAGNOSTIC PRODUCTS

    ANTIBODIES FOR BLOOD TYPING REAGENTS. Blood typing reagents are used by blood banks and hospital transfusion services worldwide to assure compatibility between the recipient and the donor's blood type. Traditionally, blood typing reagents were made primarily from human sourced, or polyclonal, antibodies. Over the past several years, monoclonal antibodies have been developed to provide certain high quality antibodies on a consistent basis, and many of these are now FDA-approved for diagnostic purposes. The Company currently provides over 80 different antibodies used in the production of blood typing reagents that the Company believes provide it with a competitive advantage in this market due to the desire of customers to buy an entire panel of different antibodies for blood typing reagents from one manufacturer. While the majority of these antibodies are in monoclonal form, the Company continues to collect human sourced polyclonal antibodies and expanded its ability to do so as a result of the September 1997 acquisition of Bio-Lab, Inc. and Med-Lab, Inc. (collectively, "Bio-Lab").

    CLINICAL DIAGNOSTIC ANTIBODIES. Through its expertise in donor recruiting, the Company is able to locate and recruit donors who can provide antibodies and other biological specimens that are known to be positive or negative for a specific disease or infection. The Company provides these biological specimens for use in clinical diagnostic test kit controls. The diseases for which the Company sources clinical diagnostic antibodies include, among others, CMV, rheumatoid arthritis, toxoplasmosis, hepatitis and HIV. The Company's recruiting capability is complemented by extensive in-house experience in the laboratory disciplines of immunohematology, immunology, serology and clinical chemistry to characterize human specimens to meet manufacturers' requirements.

PRODUCT AND SERVICE DEVELOPMENT

PRODUCTS

    The Company is engaged in a number of near-term development projects designed to enhance its existing product lines. These projects include the development of more efficacious donor immunization protocols to increase yields and the development of more efficient techniques for the manufacture of both polyclonal and monoclonal antibodies. The Company is also exploring the opportunity of providing monoclonal antibodies for use in diagnostic test kit controls using the same approach that led to the Company's ability to commercialize monoclonal antibodies for use in blood typing reagents.

    On a longer-term basis, the Company is evaluating several alternatives for the development of a therapeutic monoclonal anti-D product. Monoclonal production techniques eliminate the need for fractionation of the product and may give the Company the ability to market more value-added finished therapeutic products directly to end-users. During 1997, the Company effectively ceased research and development activities with the Scottish National Blood Transfusion Service for the joint development and clinical trial of a therapeutic monoclonal anti-D product. This decision was based in part on concerns with the commercial viability of the Company's project in particular and in part on the market potential for any such product. However, the Company continues to monitor the therapeutic monoclonal anti-D market and is pursuing strategic alternatives, including future collaborations or partnerships with existing research projects, to bring such a product to market.

SERVICES

    In the near-term, the Company intends to utilize its expertise in regulatory and protocol compliance, multi-site management, quality assurance, data management, donor recruitment and acquisitions to exploit what it believes are significant internal and external growth opportunities in the management and conduct of clinical trials for the pharmaceutical and biotech industries. Based on various industry data available, the Company believes that the global market for clinical site services is potentially $5-6 billion, yet is highly fragmented and will begin consolidating. The Company intends to enter this industry through the acquisition of clinical trial sites and, eventually, through the introduction of these services at its existing donor centers. There are no assurances, however, that the Company will successfully complete acquisitions of clinical trial sites, or successfully integrate any such acquisition into its existing operations.

    On a longer-term basis, the Company has identified and investigated several potential niche service offerings including, but not limited to, the collection of or therapy involving therapeutic apheresis or plasma exchange and autologous blood and cell collections. The Company believes it can take advantage of its existing regulatory and donor center infrastructure to provide a lower-cost, value-added setting for these services.

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

MARKETING AND CUSTOMERS

    The Company markets its antibody products to over 200 customers worldwide, including several major healthcare companies. However, in 1995, 1996 and 1997, sales to the Company's top ten customers accounted for approximately 82%, 87% and 84%, respectively, of net sales. One of the Company's customers, Bayer Corporation ("Bayer"), accounted for approximately 50%, 56% and 47% of the Company's net sales in 1995, 1996 and 1997, respectively, while another customer, Centeon, accounted for approximately 13%, 15% and 11% of net sales in 1995, 1996 and 1997, respectively. In connection with the acquisition of Nations Biologics, Inc., and its affiliates (the "Nations Group") in 1997, the Company commenced selling IVIG antibodies to Alpha Therapeutic Corporation, which accounted for approximately 12% of net sales during 1997. During 1995, 1996 and 1997, no other single customer of the Company accounted for greater than 10% of net sales. In 1995, 1996 and 1997, the Company's domestic sales represented approximately 68%, 68% and 74%, respectively, of net sales.

THERAPEUTIC MARKETING AND CUSTOMERS

    The majority of the Company's therapeutic products are sold through its own sales force and, in certain markets, through independent brokers, to major biological product manufacturers. The majority of the Company's specialty antibodies for therapeutic use are sold pursuant to annual purchase orders, and prices are negotiated annually. The Company is a party to three five-year supply contracts with Bayer for the sale of IVIG antibodies produced at the majority of its non-specialty donor centers. Such contracts, which in 1997 accounted for approximately 31% of the Company's net sales, expire in 1999 and provide for the sale of specified amounts on an escalating basis over the terms of the contracts. After 1999, the contracts are subject to one-year renewals. At its option, Bayer may also purchase any production in excess of the stipulated minimums. Effective July 1, 1997, the Company negotiated an increased, uniform price under the contracts, its first since December 1994, which is henceforth subject to annual negotiations. Targeted amounts to be purchased by Bayer are subject to up to 20% reductions; however, the Company is eligible to sell such production to other customers. The contracts are subject to the maintenance of certain quality criteria, certain termination events and production incentives. In addition, either Bayer or the Company can reduce, by up to 10%, the quantity supplied upon notification. Early termination of the agreements by Bayer could have a material adverse effect on the Company. The Company has been notified by Bayer of its intent to reduce certain purchase commitments under the contracts. As the Company has already received purchase orders from other customers for the majority of this material, it does not believe that such reductions will have a material adverse effect on it or its operations.

    In connection with the Company's acquisition of the Nations Group in 1997, the Company acquired several supply contracts with Alpha Therapeutics Corporation for the sale of IVIG antibodies collected at certain of the donor centers operated by the Nations Group. The contracts vary in term, price and volume levels, but are generally similar to the Company's other supply contracts for IVIG antibodies.

DIAGNOSTIC MARKETING AND CUSTOMERS

    The Company's monoclonal and polyclonal antibodies are sold to more than 50 manufacturers or suppliers of blood typing reagents and independent brokers. The polyclonal blood typing reagent market can be characterized as a spot market with limited advance sales and commitments to purchase typically made orally after the customer receives a sample. Monoclonal antibodies used to manufacture blood typing reagents represent a relatively new technology and require a highly trained and technical sales staff. The Company's sales and technical support staff for this product is located in Scotland. The capabilities of the Company's facilities and staff allow for the marketing of monoclonal antibodies for blood typing in many forms, from unfinished product to finished, vialed and branded product.

    In 1997, the Company's clinical diagnostic antibodies were sold to more than 60 customers in 10 countries. Clinical diagnostic antibodies are primarily sold to manufacturers of diagnostic test kits for incorporation as controls or for use in product development projects. The Company maintains a separate sales group dedicated to this product line due to the large number of customers requiring personalized treatment and the special product knowledge required. The Company is a "Preferred Provider" and sells a significant portion of its clinical diagnostic antibodies pursuant to a supply contract with Abbott Laboratories, Inc. ("Abbott") which was renegotiated during 1996 and expires in December 1999. The agreement with Abbott is subject to termination on 30 days notice upon the occurrence of certain events related to an uncured breach of such agreement or immediately upon the acquisition of control of the Company by a competitor of Abbott.

ACQUISITIONS

    The commercial sector of the blood products and services industry is undergoing a consolidation driven largely by the rising cost and complexity related to increased regulatory compliance requirements. A significant component of the Company's business strategy has and continues to include acquisitions which enable the Company to participate in the consolidation of the industry and to add complementary products and services which will expand the Company's current product and service portfolio.

    A significant factor in the Company's recent growth has been the acquisition of donor centers. The Company intends to continue to implement its strategy to acquire additional donor center locations throughout the United States in order to expand its antibody-sourcing network. The Company believes that acquiring additional donor center operations will allow it to leverage its general and administrative costs over a greater volume of production, thereby creating economies of scale. In addition, the Company believes that these acquisitions will enable the Company to leverage its core competencies and infrastructure to allow the acquired businesses to provide, on an incremental basis, additional higher-margin specialty products and services that the Company offers. The Company also intends to pursue acquisitions of businesses that provide services and products that are complementary to its existing businesses. However, there can be no assurance that the Company will be able to complete suitable acquisitions in the future or successfully integrate any such acquisitions into its existing operations.

    In accordance with this strategy, in March 1997 the Company acquired the Nations Group for approximately $10.2 million in cash and a $4.0 million convertible note plus additional consideration based primarily on the future performance of the acquired business. The Nations Group operated 16 donor centers specializing primarily in the collection of non-specialty IVIG antibodies but also maintained a significant donor base of anti-CMV donors.

    In September 1997, the Company acquired Bio-Lab for approximately $5.95 million in cash and a $2.55 million convertible note. The acquisition of Bio-Lab added two specialty donor centers which increased the Company's donor base for specialty antibodies.

QUALITY ASSURANCE

    The Company maintains quality assurance programs designed to assure the efficacy and safety of its products and compliance with the requirements of regulatory authorities, industry trade associations and its customers. Through the Company's Quality Assurance Program, an internally maintained regulatory compliance program, the Company conducts periodic audits of each facility to monitor staff adherence to regulations and protocols. These audits are designed to ensure adherence to Company procedures and effectiveness of staff training efforts. The Company subscribes to the Quality Plasma Program ("QPP"), which is a certification program administered by the American Blood Resources Association ("ABRA"), an industry trade organization. ABRA certifies only those facilities that meet its standards and provide the highest quality products. Most of the Company's customers require their suppliers to be QPP certified. All of the Company's donor center facilities are currently QPP certified.

COMPETITION

    The Company is engaged in the business of providing antibodies, which is a competitive and rapidly changing field. The Company competes for customers with other antibody suppliers on the basis of price, reliability and quality of product, breadth of product line and the ability to provide value-added services. The Company competes for donors, primarily on a local level, by means of financial incentives which the Company offers for the donation of the antibodies it collects, by providing donor services, by implementing programs designed to attract and retain donors through education as to the uses for collected antibodies, by encouraging groups to have their members become antibody donors, and by improving the attractiveness of the Company's donor centers. Certain of the Company's specialty antibodies are derived from donors with rare antibody characteristics, resulting in increased competition for such donors. If the Company is unable to maintain and expand its donor base, its business and future prospects may be adversely affected. Additionally, several companies are attempting to develop and market products to treat diseases based upon technology that may lessen or eliminate the need for certain antibodies or other plasma-based products. Such products, if successfully developed and marketed, could adversely affect the demand for antibodies and other plasma-based products. There can be no assurance that competition will not adversely affect the Company.

    The Company believes it takes on average 10-12 months to obtain FDA approval for a non-specialty donor center, and takes on average 16-18 months to obtain the necessary regulatory approvals in order to begin shipping product from a specialty donor center which hyperimmunizes its donors. In addition to these regulatory requirements, once the center is operational, a stable donor base must be established and maintained as repeat donors are critical to success for both quality control and profitability. A significant volume of donated antibodies and sophisticated screening and immunization procedures also are necessary in order to provide the diversity and quality of antibody products demanded by the market. Due to increasing quality requirements and more stringent testing procedures, there is an increasing need for economies of scale, which generally only larger companies can provide.

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

    The Company is subject to extensive FDA regulation. All of the Company's 59 donor centers and the Company's monoclonal manufacturing facilities hold FDA establishment licenses and the Company's 16 specialty donor centers have numerous product licenses, which are granted by the FDA for products shipped in interstate commerce. The Company is also licensed to hyperimmunize donors for anti-D and to ship such product at eight of its non-specialty donor centers. The Company is seeking FDA license amendments to commence shipping anti-D currently being collected from hyperimmunized donors at an additional five non-specialty donor centers.

    New facilities, products and operating procedures at each location must undergo approval processes through the FDA. Significant changes to existing facilities, products or operating procedures must also undergo FDA review prior to implementation. The Company's FDA-licensed collection, testing and manufacturing operations in the United States and abroad are required to adhere to FDA current Good Manufacturing Practices (cGMP) and are routinely inspected by the FDA. Donor centers must meet detailed standards for, among other things, the screening of donors, obtaining informed consents from donors, the collection of antibodies, training of personnel and the testing, handling and disposal of biologic products. If the FDA believes that a company is not in compliance with applicable laws and regulations, it typically issues a deficiency notice known as a Form 483 and, subsequently, a warning letter if such deficiencies are not adequately responded to or addressed in an appropriate and timely manner. An inadequate response to a warning letter could ultimately result in the detainment or seizure of products, issuance of a recall, enjoinment of future operations and the assessment of civil and criminal penalties against the Company, its officers or its employees. In addition, approvals or licenses could be withdrawn in certain circumstances. Failure to comply with regulatory requirements or a significant adverse regulatory action could have a material adverse effect on the Company. There has been an increasing level of regulatory scrutiny in the industry by the FDA resulting in more detailed and frequent inspections, and a greater number of observations cited per inspection, deficiency notices and warning letters. On occasion, the Company has received notifications and warning letters from the FDA of possible deficiencies in the Company's compliance with FDA requirements. To date, the Company believes that it has adequately addressed or corrected such deficiencies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview".

    The Company is also subject to additional inspections by customer quality assurance auditors, ABRA auditors, the Health Care Financing Administration ("HCFA") and state health departments. HCFA regulates and certifies all clinical testing performed at each donor center and the Company's clinical testing laboratory under the Clinical Laboratories Improvement Act of 1988. The Company's clinical testing laboratory in Atlanta (Clarkston), Georgia is licensed by the FDA and the State of Georgia.

    Outside the United States, sales of the Company's products are subject to additional regulatory requirements, which vary widely from country to country. In the United Kingdom, the Company is subject to the U.K. Health and Safety at Work Act, which regulates the safety precautions required of manufacturers in the United Kingdom, and to various other regulations covering the use of genetically engineered organisms in laboratory and manufacturing processes. In certain countries, the Company's customers are subject to regulatory requirements that require additional inspection and approval of the Company's facilities prior to the shipment of products to such countries. Changes in existing federal, state or foreign laws or regulations could have an adverse effect on the Company's business.

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

    One specific concern currently facing the industry is Creutzfeld-Jakob disease ("CJD"), an often fatal disease occurring sporadically in the world at an incidence of about one per million population per year and which has been reportedly linked in some cases to bovine spongiform encephalopathy, also known as "mad cow disease". However, no evidence currently exists that CJD can be transmitted by blood and plasma products and the risk, if any, is believed to be small and at present only theoretical. While no acceptable testing or screening procedure currently exists to detect CJD, it has generally been found to have a higher incidence in the older population. In response to this concern, effective April 1997 and with respect to certain products, one of the Company's customers ceased accepting antibodies collected from donors over the age of 59.

    Another new standard voluntarily accepted by the industry, which was adopted in July 1997, relates to the acceptance of new donors. In an effort to further minimize the potential that infected plasma could enter the manufacturing process undetected, all donors' plasma is excluded from further manufacture until a second, negative set of test results is also obtained on a second donation within six months, essentially precluding one-time donations. Also, in order to further shorten the "window period" during which time a donor is potentially infectious but is not detected as such by current screening tests that measure antibody response to the viruses, certain of the Company's customers are considering implementing a testing method using Polymerase Chain Reaction ("PCR") technology. PCR testing is a method used to detect the presence of genetic material of problem viruses before antibodies against those viruses can be formed.

    Although the Company does not believe that the potential loss of donors resulting from these new standards will have a material impact on its operating results, there is no assurance that the long-term impact of these standards, or the imposition of other blood safety measures, will not have a material adverse effect on future operations.

    PRODUCT APPROVALS. Before new specialty antibody collection activities can be initiated at any donor center, separate approvals for each type of specialty antibody to be collected must be obtained from the FDA. There can be no assurance that difficulties or delays will not arise in connection with applications for approval to conduct expanded antibody collection activities.

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

THIRD PARTY REIMBURSEMENT

    In both domestic and foreign markets, sales by the Company's customers may depend in part on the availability of reimbursement from third-party payors such as government health administration authorities, private health insurers and other similar organizations. Third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. There can be no assurance that pricing pressures which may be experienced by the Company's customers will not adversely affect the Company because of a determination that these products are not cost effective or because of inadequate third-party reimbursement levels to such customers. Moreover, the Company's profitability may be directly affected by the availability of third party reimbursement for any finished monoclonal product it seeks to sell.

EMPLOYEES

    As of March 20, 1998, the Company employed approximately 1,100 persons, approximately 1,020 of whom were located in the United States and approximately 80 of whom were located in the United Kingdom. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that its relationship with its employees is generally satisfactory.

PRODUCT LIABILITY AND INSURANCE

    The sourcing, processing and sale of the Company's antibody-based products involve a risk of product and professional liability claims. The Company has product liability insurance in an amount of $3.0 million per incident and $3.0 million in the aggregate per annum for each of the Company's facilities on an occurrence basis and professional liability insurance in the same amounts on a claims made basis. The Company also has a $5.0 million excess liability umbrella insurance policy. There can be no assurance that the coverage limits of the Company's insurance policies and/or any rights of indemnification and contribution that the Company may have will offset potential claims. A successful claim against the Company in excess of insurance coverage and not subject to indemnification could have a material adverse effect on the Company.

ITEM 2. PROPERTIES

    The Company's 59 donor centers are located in 20 states and the District of Columbia, principally in the South, Southwest, Midwest and Northwest United States. The donor centers range in size from approximately 1,000 to 10,000 square feet and are generally leased with five-year terms. A majority of these leases contain renewal options which permit the Company to renew the leases for a five-year period at the then fair rental value. The Company believes that in the normal course of its business, it will be able to renew its existing leases or relocate its operations subject to regulatory approval. See Item 1, "Business-Operations."

    The Company's clinical testing laboratory and international headquarters are located in Atlanta (Clarkston), GA; its monoclonal research and development laboratories and the Company's FDA licensed monoclonal antibody manufacturing facilities are located in Edinburgh, Scotland (large scale monoclonal production) and Livingston, Scotland (vialing and labeling). All of these facilities are leased with terms expiring through 2021.

    During 1997, the Company completed the expansion of its monoclonal antibody production facility to meet current and anticipated future demand for its diagnostic products. During 1997, the Company also completed a significant expansion of its laboratory testing facility and international headquarters in Clarkston, Georgia.

ITEM 3. LEGAL PROCEEDINGS

    The Company is a party to litigation in the ordinary course of business. The Company does not believe that such litigation is likely to have a material adverse effect on its financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year ended December 28, 1997.

ITEM 4A. EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT

    The following table sets forth the names, ages and all positions and offices with the Company held by the Company's present executive officers. Unless otherwise indicated below, each person has held the office indicated for more than five years:

NAME                                                       AGE              POSITIONS AND OFFICES PRESENTLY HELD
-----------------------------------------------------      ---      -----------------------------------------------------
Harold J. Tenoso, Ph.D. .............................          59   President, Chief Executive Officer and Director
Samuel A. Penninger, Jr. ............................          56   Chairman of the Board of Directors
Terry Dobson.........................................          52   Vice President, International Development
Charles P. Harrison..................................          50   Vice President, Healthcare Services
Russell H. Plumb.....................................          39   Vice President, Finance and Administration, Chief
                                                                    Financial Officer and Treasurer
P. Ann Hoppe.........................................          58   Vice President, Regulatory Affairs
Toby L. Simon, M.D. .................................          53   Vice President, Medical and Scientific Affairs
Keith J. Thompson....................................          40   Vice President, Diagnostic Products

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

    P. ANN HOPPE has served as Vice President, Regulatory Affairs since March 1997. From September 1994 until she joined the Company, Ms. Hoppe served as President, Hoppe Regulatory Consulting, a private consulting firm servicing the blood and blood products industries. From 1974 until September 1994, Ms. Hoppe served in various capacities with the FDA, most recently as Assistant Director, Office of Blood Research and Review, Center for Biologics Evaluation and Research from September 1993 until September 1994 and Director, Division of Blood Collection and Processing, from October 1990 until September 1993.

    TOBY L. SIMON, M.D. has served as Vice President, Medical and Scientific Affairs since March 1997. From March 1990 until joining the Company, Dr. Simon served in various capacities with Blood Systems, Inc., an organization of blood and plasma centers ("BSI"), and its research affiliate, Blood Systems Foundation ("BSF"), most recently as President of BSF from March 1995 until March 1997 and President and Chief Executive Officer of BSI from March 1991 until March 1995. Dr. Simon is certified in the internal medicine and hematology by the American Board of Internal Medicine and in blood banking by the American Board of Pathology.

    KEITH J. THOMPSON has served as Vice President, Diagnostic Operations since January 1998. Prior to his appointment as Vice President, Mr. Thompson served in various capacities at Bioscot since 1985, including as Managing Director from January 1995 until December 1997 and as Operations Director from November 1992 until December 1994.

    In addition, the following individuals served as key employees of the
Company:

    TIMM M. HURST, 56, has served as Vice President of the Company since May 1997. From April 1994 until May 1997, Mr. Hurst served as Vice President, Sales and Marketing of the Company and from 1984 until April 1994, as Vice President in charge of disease state products, technical services and administration of the Company. Prior to joining the Company, Mr. Hurst was the Director of Sales and Marketing for Blood Products of Delmed, Inc. Mr. Hurst is a member of AABB.

    JAMES F. SOWINSKI, 48, has served as Vice President of the Company since May 1997. From 1988 until May 1997, Mr. Sowinski served as Vice President, Operations of the Company. Mr. Sowinski joined the Company in 1977 as a donor center Executive Director and Responsible Head. In addition to being a member of AABB, Mr. Sowinski is a licensed medical technologist with a sub-specialty in immunohematology and is a member of the Florida Association of Blood Banks.

    MICHAEL P. LAKEMAN, 37, has served as Vice President, Information Systems since January 1998. From when he joined the Company in February 1996 until January 1998, Mr. Lakeman served as Director, Information Systems. Prior to joining the Company, Mr. Lakeman served in various capacities at Healthdyne, Inc., including as Director, Information Systems from December 1993 to February 1996 and Operational Audit Manager from August 1988 until February 1996. Prior to joining Healthdyne, Inc., Mr. Lakeman served in several information systems capacities with Hayes Microcomputer Products, Inc.

                                    PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS.

    The Company's common stock was initially offered to the public on June 15, 1995 at a price of $7.67 per share and trades on the Nasdaq Stock Market ("Nasdaq") under the symbol "SERO."

    The Company declared a three-for-two split of its common stock effective February 28, 1997 for shareholders of record on February 10, 1997. All price and share amounts herein are adjusted to reflect the effect of such split.

    On September 9, 1997, the Company sold 950,000 shares of its common stock, at a price of $19.50 per share, to institutional investors in a private placement transaction made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(2) thereof. The net proceeds to the Company from the sale of the shares were approximately $17.5 million, and will be used for general corporate purposes, including strategic acquisitions and investments. Pursuant to the same transaction, one of the Company's shareholders sold 250,000 shares of common stock; the Company did not receive any of the proceeds from this sale. A registration statement relating to the resale by the purchasers of the shares of common stock sold by the Company was declared effective by the Securities and Exchange Commission on September 3, 1997.

    On March 20, 1998, the closing price of the common stock was $27.19 per share. As of March 20, 1998, there were 132 holders of record and approximately 1,750 beneficial holders of the Company's common stock.

    The Company has not paid any cash dividends on its common stock to date. The payment of cash dividends, if any, in the future is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements and financial condition. It is the present intention of the Board of Directors to retain all earnings, if any, for use in the Company's business operations and, accordingly, the Board of Directors does not expect to declare or pay any cash dividends in the foreseeable future. In addition, under the Company's Second Amended and Restated Credit Agreement dated as of October 16, 1997, with NationsBank, N.A., there are limitations on the Company's ability to pay cash dividends.

    The following table sets forth the high and low sale prices for the Company's common stock for the periods indicated as reported by Nasdaq.

                                                                               HIGH        LOW
                                                                             ---------  ---------
Year Ended December 28, 1997
  Quarter Ended
    March 30...............................................................  $   23.58  $   15.13
    June 29................................................................      22.00      13.75
    September 28...........................................................      23.50      18.88
    December 28............................................................      26.00      18.00
Year Ended December 29, 1996
  Quarter Ended
    March 31...............................................................  $   18.50  $    9.83
    June 30................................................................      20.67      14.83
    September 29...........................................................      25.50      16.00
    December 29............................................................      26.33      18.00

ITEM 6. SELECTED FINANCIAL DATA

                                                              1993       1994       1995       1996        1997
                                                            ---------  ---------  ---------  ---------  ----------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales.................................................  $  22,938  $  30,100  $  52,124  $  65,571     $97,534
Costs and Expenses
  Cost of sales...........................................     14,487     16,796     31,525     38,752      62,065
  Selling, general and administrative expenses............      4,076      6,290      8,216      9,394      12,222
  Product development expenses............................        728        829      1,974      2,242       2,000
  Corporate relocation expenses...........................      1,500     --         --         --          --
  Other expense, net......................................        142         12      1,328      1,847       2,713
  Interest expense (income), net..........................        426        407      2,116        220        (532)
                                                            ---------  ---------  ---------  ---------  ----------
Income before income taxes, extraordinary loss and
  cumulative effect of accounting change..................      1,579      5,766      6,965     13,116      19,066
Provision for income taxes................................        680      2,227      2,499      4,866       7,064
                                                            ---------  ---------  ---------  ---------  ----------
Income before extraordinary loss and cumulative effect of
  accounting change.......................................        899      3,539      4,466      8,250      12,002
Extraordinary loss on early retirement of debt, net of
  income taxes............................................     --           (103)    (1,823)       (14)     --
Cumulative effect of change in accounting for income
  taxes...................................................        301     --         --         --          --
                                                            ---------  ---------  ---------  ---------  ----------
NET INCOME................................................      1,200      3,436      2,643      8,236      12,002
Accretion of common stock put warrants....................     --            186         46     --          --
                                                            ---------  ---------  ---------  ---------  ----------
NET INCOME available for common stockholders..............  $   1,200  $   3,250  $   2,597  $   8,236     $12,002
                                                            ---------  ---------  ---------  ---------  ----------
                                                            ---------  ---------  ---------  ---------  ----------
NET INCOME PER COMMON SHARE--BASIC:
  Income before extraordinary loss and cumulative effect
    of accounting change..................................  $    0.17  $    0.54  $    0.41  $    0.61  $     0.81
  Extraordinary loss......................................     --          (0.02)     (0.17)    --          --
  Cumulative effect of accounting change..................       0.06     --         --         --          --
                                                            ---------  ---------  ---------  ---------  ----------
  Net income..............................................  $    0.23  $    0.52  $    0.24  $    0.61  $     0.81
                                                            ---------  ---------  ---------  ---------  ----------
                                                            ---------  ---------  ---------  ---------  ----------
NET INCOME PER COMMON SHARE-- DILUTED:
  Income before extraordinary loss and cumulative effect
    of accounting change..................................  $    0.09  $    0.36  $    0.39  $    0.58  $     0.76
  Extraordinary loss......................................     --          (0.01)     (0.16)    --          --
  Cumulative effect of accounting change..................       0.03     --         --         --          --
                                                            ---------  ---------  ---------  ---------  ----------
  Net income..............................................  $    0.12  $    0.35  $    0.23  $    0.58  $     0.76
                                                            ---------  ---------  ---------  ---------  ----------
                                                            ---------  ---------  ---------  ---------  ----------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic...................................................      5,323      6,197     10,773     13,474      14,833
                                                            ---------  ---------  ---------  ---------  ----------
                                                            ---------  ---------  ---------  ---------  ----------
  Diluted (1).............................................      9,723      9,375     11,469     14,322      15,860
                                                            ---------  ---------  ---------  ---------  ----------
                                                            ---------  ---------  ---------  ---------  ----------
BALANCE SHEET DATA:
  Working capital.........................................  $   3,157  $   6,060  $   6,174  $  20,705  $   37,555
  Total assets............................................     12,811     50,135     50,234     80,837     123,492
  Long-term debt, less current maturities.................      3,076     32,708      6,751        147       4,446
  Stockholders' equity....................................      3,534      6,842     36,593     67,883     103,415

------------------------
(1) The dilutive effect of stock options and warrants has been calculated according to the treasury stock method using the IPO price of $7.67 per share for all periods presented prior to June 14, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company is a leading worldwide provider of specialty human antibodies and related services to major healthcare companies. The Company also collects antibodies for the manufacture of intravenous immune globulin (IVIG), a product containing a broad spectrum of antibodies used in the treatment of a wide variety of medical indications. As of March 20, 1998, the Company operated 59 donor centers, 16 of which specialize in specialty antibody collections and 43 of which primarily collect IVIG antibodies from which a number of products are produced. Through the Company's Bioscot, Ltd. ("Bioscot") subsidiary, it also operates two FDA-licensed monoclonal antibody manufacturing facilities in Scotland.

    A significant component of the Company's external growth strategy has been the acquisition of donor centers. The Company continued to implement this strategy in 1997 with the March acquisition of the Nations Group for approximately $10.2 million in cash and a $4.0 million convertible note plus additional consideration contingent on the future performance of the Nations Group. The acquisition of the Nations Group added 16 non-specialty donor centers and a significant new customer, Alpha Therapeutics Corporation. In September 1997, the Company acquired Bio-Lab for approximately $5.95 million in cash and a $2.55 million convertible note. The Bio-Lab acquisition added two new specialty donor centers and increased the Company's donor base for anti-D and diagnostic polyclonal antibodies. Each of these acquisitions was accounted for using the purchase method of accounting.

    In September 1997, the Company sold 950,000 shares of its common stock, at a price of $19.50 per share, in a private placement transaction. The net proceeds to the Company from the sale of the shares were approximately $17.5 million and will be used for general corporate purposes, including strategic acquisitions and investments. Pursuant to the same transaction, one of the Company's shareholders sold 250,000 shares of common stock; the Company did not receive any of the proceeds from the sale of these shares.

    In February 1997, the Company declared a 3-for-2 split of its common stock effected in the form of a 50% stock dividend paid on February 28, 1997 to holders of record as of February 10, 1997. All share and per share amounts herein have been retroactively adjusted to reflect such split.

    Increasing regulatory scrutiny continues to be a significant factor shaping the industry, resulting in more detailed and frequent FDA inspections of the Company's and its customers' operations, a potentially greater number of observations, deficiency notices and warning letters per inspection, and more product recalls and temporary or permanent closures of facilities. One factor contributing to this trend is the FDA's implementation of a new approach to inspections of donor centers and manufacturing facilities, including the Company's customers', entitled "Team Biologics". Under this new approach, substantially all such inspections will be performed by highly trained field investigators who will focus more extensively on the FDA's current good manufacturing practices (GMP) and the Quality Assurance guidelines adopted by the FDA in 1995. This approach was first applied to the plasma fractionation industry and subsequently to other biologic product areas, including the Company's operations. Several large fractionators, including certain of the Company's customers, have been affected in varying degrees, from complete shutdowns of manufacturing facilities to operating under a consent decree to bring their facilities into compliance. Furthermore, certain manufacturers are currently experiencing a longer than anticipated FDA approval process of new facilities in order to expand production. While such actions have, in some cases, temporarily delayed or reduced the Company's sales to certain of its customers, to date, they have not had a material adverse effect on the Company or its operations as demand for the end products remains strong. However, there can be no assurance that such actions will not have an adverse effect on the Company or its operations in the future. See Item 1., "Business -- Government and Industry Regulation."

    On occasion, the Company has received notifications and deficiency notices from the FDA of possible deficiencies in the Company's compliance with FDA regulations or its own internal standard operating procedures. To date, the Company believes that it has adequately addressed or corrected such deficiencies.

RESULTS OF OPERATIONS

    The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

    The following table sets forth certain operating data of the Company as a percentage of net sales for the years indicated below.

                                                                         1995       1996       1997
                                                                       ---------  ---------  ---------
Net sales............................................................      100.0%     100.0%     100.0%
Gross profit.........................................................       39.5       40.9       36.4
Selling, general and administrative expenses.........................       15.8       14.3       12.5
Product development..................................................        3.8        3.4        2.1
Income before extraordinary loss.....................................        8.6       12.6       12.3
Net income available for common stockholders.........................        5.0       12.6       12.3

    YEARS ENDED DECEMBER 29, 1996 AND DECEMBER 28, 1997

    Net sales increased 48.7%, or $32.0 million, from $65.6 in 1996 to $97.5 million in 1997. Of the increase, approximately $15.4 million was the result of acquisitions completed during 1997, while approximately $3.8 million related to the full-year effect of acquisitions completed throughout the prior year. The remainder of the increase, or approximately $12.8 million, resulted primarily from increased sales of the Company's specialty antibodies, in particular, anti-D, monoclonal antibodies and clinical diagnostic antibodies, and to a lesser extent, the increased sales of non-specialty IVIG antibodies. Contributing to the increased sales in 1997 was approximately $1.6 million of antibodies for respiratory syncytial virus, or RSV, a new product which commenced shipping in 1997, and approximately $1.1 million of incremental anti-HBs produced at the Company's non-specialty donor centers that were approved during 1997 to commence shipping such product.

    During 1997, therapeutic and diagnostic antibodies represented approximately 81% and 19% of net sales, respectively, versus 78% and 22%, respectively, in the prior year.

    Gross profit increased 32.3%, or $8.7 million, from $26.8 million in 1996 to $35.5 million during the current year. The majority of the increase, or approximately $6.4 million, was attributable to additional sales of, and higher margins on, specialty antibodies, in particular anti-D and monoclonal antibodies, and to a lesser extent, additional sales of non-specialty IVIG antibodies. The remainder of the increase, or approximately $2.2 million, related to acquisitions completed during 1997 and 1996. Contributing to the increase in gross profit was approximately $1.1 million relating to the Company's introduction of RSV antibodies and to the first shipments of anti-HBs from the Company's non-specialty donor centers. Gross profit as a percentage of net sales ("gross margin") decreased from 40.9% in 1996 to 36.4% in 1997, primarily attributable to an increase in net sales of relatively lower-margin IVIG antibodies as a percentage of total net sales from approximately 34% in 1996 to 42% in 1997, offset in part by higher margins on anti-D antibodies.

    Selling, general and administrative expenses increased 30.1%, or $2.8 million, from $9.4 million in 1996 to $12.2 million in the current year. The increase was primarily attributable to a larger sales, financial and, in particular, information systems and regulatory infrastructure needed to support the Company's acquisitions and internal growth. However, selling, general and administrative expenses, as a percentage of net sales, decreased from 14.3% to 12.5% as the Company continued to effectively leverage its corporate infrastructure.

    Product development expenses decreased $242,000, or 10.8%, from $2.2 million in 1996 to $2.0 million in 1997, due primarily to a reduction in expenditures relating to the development of a therapeutic monoclonal anti-D product. As a result, product development expenses as a percentage of net sales decreased from 3.4% in 1996 to 2.1% in 1997.

    Other expense increased $867,000, or 47.0%, from approximately $1.8 million in 1996 to $2.7 million in 1997, substantially all due to the amortization of goodwill and other intangible assets resulting from acquisitions completed during 1997 and 1996.

    Interest expense, net, decreased $752,000, from net interest expense of $220,000 in 1996 to net interest income of $532,000 in the current year. The change was primarily a result of higher cash balances during the year and the September 1997 receipt of approximately $17.5 million in net proceeds from a private placement of the Company's common stock, offset in part by the additional interest expense attributable to convertible notes issued in acquisitions.

    YEARS ENDED DECEMBER 31, 1995 AND DECEMBER 29, 1996

    Net sales increased by 25.8%, or $13.4 million, from $52.1 million in 1995 to $65.6 million in 1996. Approximately $6.9 million of the increase was the result of acquisitions completed in 1996 and the fourth quarter of 1995. The remainder of the increase, or approximately $6.5 million, resulted from additional net sales of the Company's specialty antibodies, the majority of which was anti-D and, to a lesser extent, additional net sales of the Company's non-specialty and monoclonal antibodies. Net sales of the Company's therapeutic and diagnostic products increased 35.3% and 1.3%, respectively, from the prior year.

    Gross profit increased 30.2%, or $6.2 million, from $20.6 million in 1995 to $26.8 million in 1996. Of the increase, approximately $4.0 million was attributable to additional sales of, and higher margins on, the Company's specialty antibodies, while approximately $1.8 million was attributable to acquisitions completed in 1996 and the fourth quarter of 1995. Gross margins increased from 39.5% to 40.9%, reflecting the higher margins on the Company's specialty antibodies (primarily a result of a favorable product mix), offset in part by increased sales of the Company's non-specialty IVIG antibodies, which generally generate lower gross margins. Gross margins from the Company's specialty antibodies increased from 48.8% in 1995 to 53.3% in 1996.

    Selling, general and administrative expenses increased 14.3%, or $1.2 million from $8.2 million in 1995 to $9.4 million in 1996. Recurring expenses increased $1.5 million, or 19.4%, from $7.9 million to $9.4 million in 1996. The increase is primarily attributable to increased professional and administrative expenses associated with being a public company, the hiring of an additional Vice President during the first quarter of 1996, an expanded sales and marketing staff at the Company's Bioscot subsidiary and the general corporate infrastructure needed to support the Company's acquisitions and growth. Non-recurring expenses in 1995 consisted of a $346,500 charge for compensation expense related to the acceleration of vesting of an officer's stock options in connection with the Company's initial public offering ("IPO"). As a percentage of sales, selling, general and administrative expenses decreased from 15.8% to 14.3%.

    Product development expenses increased 13.6%, or $268,000, from $2.0 million in 1995 to $2.2 million in 1996, due primarily to increased spending to develop additional monoclonal antibodies for blood typing reagents.

    Other expense increased 39.0%, or $519,000, from $1.3 million in 1995 to $1.8 million in 1996, due primarily to the amortization of intangible assets resulting from acquisitions completed in 1996 and the fourth quarter of 1995 and, to a lesser extent, non-capitalizable expenses incurred in the expansion of the Company's monoclonal production capacity.

    Interest expense, net decreased 89.6%, or $1.9 million, from $2.1 million in 1995 to $220,000 in 1996, due primarily to the retirement of approximately $25 million of debt in June 1995 with proceeds from the

IPO, the retirement of approximately $7.9 million of debt in June 1996 with the proceeds of a secondary offering of common stock and the subsequent investment of the remaining proceeds.

    In 1996, the Company recorded an extraordinary loss (net of income taxes) of $14,206 related to the write off of previously capitalized debt issuance costs upon the early extinguishment of certain indebtedness.

LIQUIDITY AND CAPITAL RESOURCES

    The following table sets forth certain indicators of financial condition and liquidity of the Company as of the following year-ends:

                                                                1995       1996        1997
                                                              ---------  ---------  ----------
Cash and cash equivalents...................................  $   2,887  $  21,232  $   31,812
Working capital.............................................      6,174     20,705      37,555
Long-term debt and capital lease obligations................      7,023      3,714       6,798
Stockholders' equity........................................     36,593     67,883     103,415
Total debt to equity ratio..................................       19.2%       5.5%        6.6%

    The Company has three principal sources of near-term liquidity: (i) existing cash and cash equivalents; (ii) cash generated by operations, and (iii) borrowing capacity under the Revolver (as defined below). Management believes the Corporation's liquidity and capital resources are sufficient to meet its working capital, capital expenditure and other anticipated cash requirements over the next twelve months and will be available for use in its acquisition strategy. However, the Company anticipates that future acquisition and growth opportunities may require supplementary funding, including the issuance of equity or debt securities.

    During 1997, the Company's sales to one customer, Bayer Corporation, accounted for approximately 47% of its total sales. Sales of specialty antibodies to Bayer Corporation are generally made pursuant to annual purchase orders while the sale of non-specialty antibodies are generally made pursuant to three, five-year supply contracts. The revenues and cash flows generated from these supply contracts are significant; early termination or material revisions in the supply requirements or other terms of these contracts could adversely affect the Company's ability to meet its financial obligations in the short term.

    Net cash provided by operating activities in 1997 was $12.3 million as compared to $11.7 million in the prior year, an increase of $603,000. This increase was primarily attributable to increased net income of $3.8 million and $1.5 million of additional non-cash depreciation and amortization expense, offset by an increased investment in working capital of approximately $4.7 million over the prior year. The increase in working capital was in large part due to a larger increase in accounts receivable of $4.0 million, primarily resulting from increased sales volume, as days sales outstanding remained relatively unchanged from the prior year. The Company was also required to fund a $1.1 million larger investment in inventory which resulted primarily from the introduction of anti-RSV and the increased production of anti-CMV, which generally have a longer testing and customer approval process before shipping, and from temporary delays in shipping non-specialty IVIG antibodies due to the transitioning of several donor centers, previously under supply contracts, to other customers.

    Net cash used in investing activities in 1997 was $20.9 million as compared to $11.1 in the previous year. Investing activities in 1996 primarily consisted of the acquisitions of Southeastern Biologics, Inc. and its affiliates, Am-Rho Laboratories, Inc. and Simi Biologics, Inc. for aggregate cash consideration of approximately $6.9 million (net of cash acquired) in addition to approximately $4.2 million in capital expenditures. Investing activities in 1997 consisted primarily of the acquisitions of the Nations Group and Bio-Lab for aggregate consideration of approximately $15.7 million (net of cash acquired) as well as capital expenditures of approximately $4.4 million.

    Capital expenditures relate primarily to the Company's facilities, related equipment and information systems. Capital expenditures made in 1997 were primarily funded through cash flow from operations. The significant expenditures of 1997 included the expansion of the Company's laboratory testing facility and international headquarters in Clarkston, Georgia, the completion of the expansion of the Company's monoclonal production facility and the upgrading of the Company's information system.

    During 1998, the Company has plans for capital expenditures of approximately $9.0 million, $4.2 million of which relates to the continued expansion and upgrading of the Company's information systems.

    Net cash provided by financing activities in 1997 was approximately $19.2 million as compared to $17.7 million in the prior year. Financing activities in 1996 primarily consisted of the Company's June 1996 public stock offering which raised approximately $22.0 million in net proceeds. Financing activities in 1997 consisted primarily of net proceeds of approximately $17.5 million from a private placement sale of 950,000 shares of the Company's common stock in September 1997.

    Total long-term debt and capital lease obligations were $6.8 million at December 28, 1997, an increase of $3.1 million from December 29, 1996. This increase was primarily due to the issuance of approximately $6.6 million of convertible promissory notes as partial acquisition consideration, offset by the conversion of a $3.5 million note into the Company's common stock.

    During 1997, the Company amended its revolving credit facility (the "Revolver"), increasing the total borrowing capacity from $20 million to $35 million, of which $30 million may be used for acquisitions. The Company anticipates using the proceeds from the Revolver primarily to fund acquisitions. There were no amounts outstanding under the Revolver at December 29, 1997.

YEAR 2000

    The Year 2000 issue results from computer based-systems that use two digits rather than four to define the applicable year. If not corrected, many computer applications could fail or create erroneous results after December 31, 1999, or before, to the extent a system references future dates. This Year 2000 issue is believed to affect the majority of all companies and organizations worldwide, including the Company.

    In response to increasing regulatory scrutiny and to improve customer service and increase its operating performance and efficiency, the Company has recently undertaken a number of significant information system initiatives. These initiatives include the installation of a new laboratory system during 1997 and the development of a donor center operating system (DCOS) expected to be completed in the next 18 months. An ancillary benefit of these initiatives is that the resulting systems are Year 2000 compliant. The Company is in the process of evaluating all other owned and leased products and will upgrade those products that are intended for continued use beyond the year 1999. Furthermore, the Company is analyzing the Year 2000 issue as it relates to its customers and suppliers and what, if any, impact that could have on the Company. Analysis and evaluation activities were begun in 1997 and are currently in varying stages of completion.

    The Company does not expect that the cost of its Year 2000 compliance program will be material to its business, results of operations or financial condition. The Company believes that it will be able to achieve compliance by the end of 1999 and does not currently anticipate any material disruption of its operations as the result of any failure by the Company to be in compliance. Although the impact on the Company caused by the failure of the Company's significant suppliers or customers to achieve Year 2000 compliance in a timely or effective manner is uncertain, the Company's business and results of operations could be materially adversely affected by such failure.

FOREIGN OPERATIONS

    The Company's foreign operations are primarily conducted through Bioscot. In 1995, 1996 and 1997, foreign operations accounted for 17.8%, 15.4% and 14.1% of net sales and 25.2%, 17.0%, and 15.4% of income from operations, respectively. Export sales from the United States were $11.6 million, $14.0 million and $16.8 million during 1995, 1996 and 1997, respectively.

    The functional currency of Bioscot is the British pound sterling. Fluctuations in foreign exchange rates can impact operating results, including total revenues and expenses, when translations of the subsidiary financial statements are made in accordance with SFAS No. 52, "Foreign Currency Translation." It has not been the Company's practice to hedge its assets and liabilities in the U.K. or its intercompany transactions due to the inherent risks associated with foreign currency hedging transactions and the timing of payment between the Company and Bioscot. In 1995, 1996 and 1997, the Company recorded foreign currency transaction gains (losses) of approximately $29,000, $46,000, and ($10,000), respectively.

OUTLOOK

    The Company's strategy is to continue to expand its specialty and non-specialty business and to take advantage of emerging opportunities relating to the provision of other biologic products and services. The key elements of this strategy include (i) expanding its core business by increasing its donor base and broadening the range of antibodies it sources and the services it provides; (ii) pursuing selective acquisitions to capitalize on opportunities in a consolidating industry; (iii) expanding customer relationships by providing additional services, allowing the Company to become more deeply involved in its customers' product development, regulatory compliance and quality assurance programs; (iv) seeking to increase the quality of antibodies and production efficiencies; and (v) utilizing its existing donor center network and expertise in biologic product development, manufacturing techniques and regulatory compliance to capitalize on emerging opportunities in other specialty biologic based products and services. However, there can be no assurance that the Company will be successful in achieving any or all of the elements of its strategy.

    External growth through acquisitions is a significant component of the Company's strategic plan. The Company's strategy includes acquisitions of selected specialty and non-specialty donor centers, as well as businesses that provide services and products that are complementary to its existing business. The Company believes that these acquisitions will enable it to leverage its core competencies and its general and administrative infrastructure, thereby creating economies of scale. However, there can be no assurance that the Company will be able to complete suitable acquisitions in the future or successfully integrate such acquisitions into the Company's business to achieve economies of scale.

    The Company intends to utilize its expertise in regulatory and protocol compliance, multi-site management, quality assurance, data management, donor recruitment and acquisitions to exploit what it believes are significant internal and external growth opportunities in the management and conduct of clinical trials for the pharmaceutical and biotech industries. The Company intends to enter this industry through the acquisition of clinical trial sites and, eventually, through the introduction of these services to its existing donor center network. However, there can be no assurance that the Company will be successful in implementing its strategy.

    The Company intends to capitalize on its existing monoclonal technology to take advantage of the increasing preference of its customers for more consistent and uniform antibody yields achievable through monoclonal manufacturing techniques. During 1997, the Company completed the expansion of its monoclonal antibody production facilities in Scotland. This expansion will enable the Company to implement more efficient manufacturing techniques, as well as provide additional production capacity for diagnostic monoclonal products.

    The industry in which the Company operates is subject to strict regulation and licensing by the FDA. Similar regulation exists in many of the states and foreign countries where the Company conducts business. Changes in existing federal, state or foreign laws or regulations could have an adverse effect on the Company's business. See Item 1.-Business-"Government and Industry Regulation".

RECENT ACCOUNTING PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" ("SFAS No. 128"), which the Company adopted in its fiscal quarter and year ending December 28, 1997. This statement established new, simplified standards for computing and presenting earnings per share. SFAS No. 128 replaced the traditional presentations of primary earnings per share and fully diluted earnings per share with basic earnings per share and diluted earnings per share, respectively. Basic earnings per share excludes the dilutive effect of stock options, warrants, convertible indebtedness and similar instruments while diluted earnings per share is computed similarly to fully diluted earnings per share. All earnings per share reported herein have been restated pursuant to the provisions of SFAS No. 128.

    In July 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for reporting and display of "comprehensive income", which is the total of net income and all other non-owner changes in stockholders' equity, and its components. The Company is in the process of evaluating SFAS No. 130 and its impact and will adopt the standard in the first quarter of its 1998 fiscal year.

    In July 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131, which supersedes SFAS Nos. 14, 18, 24 and 30, establishes new standards for segment reporting, using the "management approach," in which reportable segments are based on the same criteria on which management disaggregates a business for making operating decisions and assessing performance. The Company is in the process of evaluating SFAS No. 131 and its impact and will adopt the standard for its 1998 fiscal year.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Information with respect to this item is contained in the Company's consolidated financial statements indicated in the Index on Page F-1 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information called for by Items 10, 11, 12 and 13 will be contained in the Company's definitive proxy statement which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 28, 1997 and such information is incorporated herein by reference. Certain information concerning the executive officers and certain key employees of the Company is set forth in Part I under the caption "Executive Officers and Key Employees of the Registrant."

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a) Financial Statements

        The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K.

(b) Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended December 28, 1997.

(c) Exhibits

      3.1  Amended and Restated Certificate of Incorporation (Exhibit 3.1 to the Registrant's
           Registration Quarterly Report on Form 10-Q for the period ended June 29, 1997, is hereby incorporated by reference).
      3.2  Amended and Restated By-laws (Exhibit 3.4 to the Registrant's Registration Statement on Form S-1 (File No. 33-91176), effective June 14, 1995, is hereby incorporated by reference).
      4.1  Specimen Common Stock Certificate (Exhibit 4.1 to the Registrant's Registration
           Statement on Form S-1 (File No. 33-91176), effective June 14, 1995, is hereby incorporated by reference).
      4.2  Amended and Restated Shareholders Agreement, dated as of August 31, 1993, as amended
           (Exhibit 4.2 to the Registrant's Registration Statement on Form S-1 (File No.
           33-91176), effective June 14, 1995, is hereby incorporated by reference).
    4.2.1  Amendment No. 3 to Amended and Restated Shareholders Agreement (Exhibit 4.2.1 to the
           Registrant's Registration Statement on Form S-1 (File No. 33-91176), effective June
           14, 1995, is hereby incorporated by reference).
    4.2.2  Amendment No. 4 to Amended and Restated Shareholders Agreement (Exhibit 4.2.2 to the
           Registrant's Annual Report on Form 10-K for the period ended December 31, 1995 is hereby incorporated by reference).
   10.1.1  Second Amended and Restated Credit Agreement, dated as of October 16, 1997, between the Company and NationsBank NA.*
   10.1.2  Revolving Note, dated October 16, 1997, from the Company in favor of NationsBank
           NA.*

     10.2  Convertible Subordinated Promissory Note, dated December 23, 1994, from the Company in favor of Gagnard & Marceaux Flint, Inc. (Exhibit 10.8 to the Registrant's
           Registration Statement on Form S-1 (File No. 33-91176), effective June 14, 1995, is hereby incorporated by reference).
   10.2.1  Agreement to Amend Convertible Subordinated Promissory Note and Amended and Restated
           Convertible Subordinated Promissory Note from the Company in favor of Gagnard and
           Marceaux Flint, Inc., dated January 18, 1996. (Exhibit 10.5.1 to the Registrant's
           Annual Report on Form 10-K for the period ended December 31, 1995 is hereby incorporated by reference).
   10.2.2  Agreement to Amend Convertible Subordinated Promissory Note and Amended and Restated
           Convertible Subordinated Promissory Note from the Company in favor of Gagnard and
           Marceaux Flint, Inc., dated January 24, 1997 (Exhibit 10.3.2 to the Registrants
           Annual Report on Form 10-K for the period ended December 31, 1995 is hereby incorporated by reference).
     10.3  Warrant of the Company dated March 9, 1993 issued to State Street Bank & Trust
           Company (Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 (File
           No. 33-91176), effective June 14, 1995, is hereby incorporated by reference).
   10.3.1  Amendment to Warrant of the Company issued to State Street Bank & Trust Company
           (Exhibit 10.10.1 to the Registrant's Registration Statement on Form S-1 (File No.
           33-91176), effective June 14, 1995, is hereby incorporated by reference).
   10.3.2  Amendment to Warrant of the Company issued to State Street Bank & Trust Company
           (Exhibit 10.10.2 to the Registrant's Registration Statement on Form S-1 (File No.
           33-91176), effective June 14, 1995, is hereby incorporated by reference).
     10.4  Plasma Purchase Agreement, dated as of December 20, 1994, between Seramune, Inc.
           (now known as Seramed, Inc.) and Bayer, Inc. (Exhibit 10.11 to the Registrant's
           Registration Statement on Form S-1 (File No. 33-91176), effective June 14, 1995, is hereby incorporated by reference).
     10.5  Technical Collaboration Agreement, dated February 10, 1995, between Bioscot Limited and The Common Services Agency (Exhibit 10.12 to the Registrant's Registration
           Statement on Form S-1 (File No. 33-91176), effective June 14, 1995, is hereby incorporated by reference).
   10.5.1  IP Acquisition Agreement, dated February 10, 1995, between Bioscot Limited and The
           Common Services Agency (Exhibit 10.12.1 to the Registrant's Registration Statement
           on Form S-1 (File No. 33-91176), effective June 14, 1995, is hereby incorporated by reference).
     10.6  Employment Agreement, dated as of March 8, 1993, between Serologicals, Inc. and
           Harold J. Tenoso, as amended (Exhibit 10.13 to the Registrant's Registration
           Statement on Form S-1 (File No. 33-91176), effective June 14, 1995, is hereby incorporated by reference).+
     10.7  1994 Amended and Restated Omnibus Incentive Plan (Exhibit 10.11.1 to the
           Registrant's Annual Report on Form 10-K for the period ended December 31, 1995, is hereby incorporated by reference).+
     10.8  Forms of Stock Option Agreement (Exhibit 10.15 to the Registrant's Registration
           Statement on Form S-1 (File No. 33-91176), effective June 14, 1995, is hereby incorporated by reference).+
   10.8.1  Forms of First Revised Stock Option Agreements (Exhibit 10.12.1 to the Registrant's
           Annual Report on Form 10-K for the period ended December 31, 1995, is hereby incorporated by reference).+
   10.8.2  Forms of Second Revised Stock Option Agreements (Exhibit 10.10.2 to the Registrant's
           Annual Report on Form 10-K for the period ended December 29, 1996, is hereby incorporated by reference).+
     10.9  1995 Non-Employee Directors' Stock Option Plan, as amended (Exhibit 10.13 to the
           Registrant's Annual Report on Form 10-K for the period ended December 31, 1995, is hereby incorporated herein by reference).+
    10.10  Form of Indemnification Agreement (Exhibit 10.16 to the Registrant's Registration
           Statement on Form S-1 (File No. 33-91176), effective June 14, 1995, is hereby incorporated by reference).
    10.11  1996 Employee Stock Purchase Plan (Exhibit 10.18 to the Registrant's Annual Report
           on Form 10-K for the period ended December 31, 1995, is hereby incorporated by reference).+

    10.12  Employment Agreement between the Company and Charles P. Harrison (Exhibit 10.19 to
           the Registrant's Annual Report on Form 10-K for the period ended December 31, 1995, is hereby incorporated by reference).+
    10.13  Stock and Asset Purchase Agreement, dated March 6, 1996, among Seramune, Inc. and
           Concho Biologics, Inc., a Delaware corporation and Southeastern Biologics, Inc.,
           Plasma Management, Inc., Concho Biologics, Inc., a Texas corporation, Daryl Burke,
           Richard Devoll and Adrian P. Scallan (Exhibit 2.1 to the Company's current report on
           Form 8-K, dated March 20, 1996, is hereby incorporated by reference).
    10.14  Purchase Agreement, dated March 6, 1997, among Serologicals Corporation, Seramune,
           Inc., Seronat Plasma, Inc., Nations Biologics, Inc., Decatur Plasma, Inc.,
           Bloomington Plasma, Inc., Lake Forest Plasma Center, Inc., Southwest Plasma Company,
           Inc., Riverfront Plasma Company, Inc., Green Street Biological Corp., Silver State
           Plasma Products, Inc., Rodney L. Savoy, Barry J. Heinen, Noel P. Dragon, Jr. and La
           Savoy Famille, L.C. (Exhibit 2.1 to the Company's Current Report on Form 8-K, dated
           March 21, 1997, is hereby incorporated by reference).
    10.15  Promissory Note, dated March 6, 1997 from the Company in favor of Rodney L. Savoy
           (Exhibit 99 to the Company's Current Report on form 8-K, dated March 21, 1997, is hereby incorporated by reference).
    10.16  Employment Agreement between the Company and Terence Dobson (Exhibit 10.1 to the
           Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 1996, is hereby incorporated by reference).+
    10.17  Serologicals Corporation 1996 UK Sharesave Scheme (Exhibit 10.9 to the Registrant's
           Annual Report on Form 10-K for the period ended December 29, 1996, is hereby incorporated by reference).+
    10.18  Employment Agreement between the Company and P. Anne Hoppe (Exhibit 10.1 to the
           Company's Quarterly Report on Form 10Q for the quarter ended June 29, 1997, is hereby incorporated by reference).+
    10.19  Employment Agreement between the Company and Toby L. Simon, M.D. (Exhibit 10.2 to the Company's Quarterly Report on Form 10Q for the quarter ended June 29, 1997, is hereby incorporated by reference).+
       21  Subsidiaries of the Company.*
     23.1  Consent of Arthur Andersen LLP.*
     27.1  Financial Data Schedule for the fiscal year ended December 28, 1997.*
     27.2  Restated Financial Data Schedule for the fiscal years ended December 31, 1995 and
           December 29, 1996 and the fiscal quarters ended March 31, 1996, June 30, 1996 and
           September 29, 1996*.
     27.3  Restated Financial Data Schedule for the fiscal quarters ended March 30, 1997, June
           29, 1997 and September 28, 1997.*

------------------------

*   Filed herewith

+  Compensatory Plan or Arrangement

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Serologicals Corporation has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 24, 1998.

                                SEROLOGICALS CORPORATION
                                (REGISTRANT)

                                By:         /s/ HAROLD J. TENOSO, PH.D.
                                     -----------------------------------------
                                              Harold J. Tenoso, Ph.D.
                                        PRESIDENT & CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Serologicals Corporation and in the capacities indicated on March 24, 1998:

          SIGNATURE                        TITLE
------------------------------  ---------------------------

 /s/ HAROLD J. TENOSO, PH. D.
------------------------------  President (Chief Executive
   Harold J. Tenoso, Ph. D.       Officer)

                                Vice President/Chief
     /s/ RUSSELL H. PLUMB         Financial Officer
------------------------------    (Principal Financial and
       Russell H. Plumb           Accounting Officer)

 /s/ SAMUEL A. PENNINGER, JR.
------------------------------  Chairman of the Board of
   Samuel A. Penninger, Jr.       Directors

     /s/ JAMES L. CURRIE
------------------------------  Director
       James L. Currie

   /s/ GEORGE M. SHAW, MD.,
            PH.D.
------------------------------  Director
  George M. Shaw, MD., Ph.D.

    /s/ LAWRENCE E. TILTON
------------------------------  Director
      Lawrence E. Tilton

    /s/ MATTHEW C. WEISMAN
------------------------------  Director
      Matthew C. Weisman

     /s/ WADE FETZER, III
------------------------------  Director
       Wade Fetzer, III

       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Public Accountants..............................................         F-2

Consolidated Balance Sheets--December 29, 1996 and December 28, 1997..................         F-3

Consolidated Statements of Income--For the years ended December 31, 1995, December 29,
 1996 and December 28, 1997...........................................................         F-4

Consolidated Statements of Stockholders' Equity--For the years ended December 31,
 1995, December 29, 1996 and December 28, 1997........................................         F-5

Consolidated Statements of Cash Flows--For the years ended December 31, 1995, December
 29, 1996 and December 28, 1997.......................................................         F-6

Notes to Consolidated Financial Statements............................................         F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Serologicals Corporation:

    We have audited the accompanying consolidated balance sheets of SEROLOGICALS CORPORATION (a Delaware corporation) AND SUBSIDIARIES as of December 29, 1996 and December 28, 1997 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Serologicals Corporation and subsidiaries as of December 29, 1996 and December 28, 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 28, 1997 in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Atlanta, Georgia

March 2, 1998

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                    DECEMBER 29, 1996 AND DECEMBER 28, 1997

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                               1996        1997
                                                                                             ---------  ----------
                                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents................................................................  $  21,232  $   31,812
  Trade accounts receivable, less allowance for doubtful accounts of $242 at December 29,
    1996 and $531 at December 28, 1997.....................................................      5,235       9,991
  Inventories..............................................................................      5,746      10,154
  Other current assets.....................................................................      1,130         865
                                                                                             ---------  ----------
      Total current assets.................................................................     33,343      52,822
                                                                                             ---------  ----------
PROPERTY AND EQUIPMENT, NET................................................................      9,800      13,682
OTHER ASSETS:
  Goodwill, net............................................................................     33,541      51,006
  FDA licenses, net........................................................................      2,813       4,347
  Noncompete agreements, net...............................................................        965         761
  Other....................................................................................        375         874
                                                                                             ---------  ----------
      Total other assets...................................................................     37,694      56,988
                                                                                             ---------  ----------
                                                                                             $  80,837  $  123,492
                                                                                             ---------  ----------
                                                                                             ---------  ----------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt and capital lease obligations.......................  $   3,567  $    2,352
  Accounts payable.........................................................................      2,795       3,654
  Accrued liabilities......................................................................      6,207       8,363
  Deferred revenue.........................................................................         69         898
                                                                                             ---------  ----------
      Total current liabilities............................................................     12,638      15,267
                                                                                             ---------  ----------
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, LESS CURRENT MATURITIES......................        147       4,446
                                                                                             ---------  ----------
OTHER LIABILITIES..........................................................................        169         364
                                                                                             ---------  ----------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 1,000,000 shares authorized, no shares issued...........     --          --
  Common stock, $.01 par value; 50,000,000 shares authorized, 14,121,143 and 15,697,748 shares issued and outstanding at December 29, 1996 and December 28, 1997,
    respectively...........................................................................        141         157
  Additional paid-in capital...............................................................     52,163      75,536
  Retained earnings........................................................................     15,368      27,370
  Cumulative translation adjustment........................................................        211         352
                                                                                             ---------  ----------
      Total stockholders' equity...........................................................     67,883     103,415
                                                                                             ---------  ----------
                                                                                             $  80,837  $  123,492
                                                                                             ---------  ----------
                                                                                             ---------  ----------

   The accompanying notes are an integral part of these consolidated balance sheets.

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

 FOR THE YEARS ENDED DECEMBER 31, 1995, DECEMBER 29, 1996 AND DECEMBER 28, 1997

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                              1995          1996          1997
                                                                          ------------  ------------  ------------
NET SALES...............................................................  $     52,124  $     65,571  $     97,534
COSTS AND EXPENSES:
  Cost of sales.........................................................        31,525        38,752        62,065
  Selling, general and administrative expenses..........................         8,216         9,394        12,222
  Product development expenses..........................................         1,974         2,242         2,000
  Other expense.........................................................         1,328         1,847         2,713
  Interest expense (income), net........................................         2,116           220          (532)
                                                                          ------------  ------------  ------------
INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY LOSS....................................................         6,965        13,116        19,066

PROVISION FOR INCOME TAXES..............................................         2,499         4,866         7,064
                                                                          ------------  ------------  ------------
INCOME BEFORE EXTRAORDINARY LOSS........................................         4,466         8,250        12,002

EXTRAORDINARY LOSS ON EARLY RETIREMENT OF DEBT, NET OF INCOME TAXES.....        (1,823)          (14)      --
                                                                          ------------  ------------  ------------
NET INCOME..............................................................         2,643         8,236        12,002

ACCRETION OF COMMON STOCK PUT WARRANTS..................................            46       --            --
                                                                          ------------  ------------  ------------
NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS............................  $      2,597  $      8,236  $     12,002
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
NET INCOME PER COMMON SHARE-BASIC:
  Income before extraordinary loss......................................  $       0.41  $       0.61  $       0.81
  Extraordinary loss....................................................         (0.17)           --            --
                                                                          ------------  ------------  ------------
  Net income............................................................  $       0.24  $       0.61  $       0.81
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
NET INCOME PER COMMON SHARE-DILUTED:
  Income before extraordinary loss......................................  $       0.39  $       0.58  $       0.76
  Extraordinary loss....................................................         (0.16)           --            --
                                                                          ------------  ------------  ------------
  Net income............................................................  $       0.23  $       0.58  $       0.76
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic.................................................................    10,772,546    13,473,600    14,832,773
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
  Diluted...............................................................    11,469,092    14,321,645    15,859,526
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

 The accompanying notes are an integral part of these consolidated statements.

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

 FOR THE YEARS ENDED DECEMBER 31, 1995, DECEMBER 29, 1996 AND DECEMBER 28, 1997

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                    COMMON STOCK      PREFERRED STOCK
                                 ------------------   ---------------
                                   SHARES    AMOUNT   SHARES   AMOUNT
                                 ----------  ------   -------  ------
BALANCE, DECEMBER 31, 1994, AS
  RESTATED FOR A 3-FOR-2 COMMON
  STOCK SPLIT EFFECTED IN THE
  FORM OF A STOCK DIVIDEND
  (NOTE 5).....................   6,196,515   $ 62     12,587   $--
  Net Income...................      --       --        --      --
  Exercise of common stock
  warrants.....................     545,703      5      --      --
  Conversion of preferred
  stock........................   2,265,659     23    (12,587)  --
  Accretion of common stock put
    warrants...................      --       --        --      --
  Exercise of stock options....       1,500   --        --      --
  Accelerated vesting of stock
  options......................      --       --        --      --
  Retirement of common stock
    put warrants...............      --       --        --      --
  Initial public offering of
    common stock, net of
    issuance costs.............   3,600,000     36      --      --
  Change in cumulative
    translation adjustment.....      --       --        --      --
                                 ----------  ------   -------  ------
BALANCE, DECEMBER 31, 1995.....  12,609,377    126      --      --

  Net Income...................      --       --        --      --
  Exercise of common stock
  warrants.....................      23,314   --        --      --
  Exercise of stock options....     138,452      1      --      --
  Tax effect of stock option
  exercise.....................      --       --        --      --
  Secondary offering of common
    stock, net of issuance
    costs......................   1,350,000     14      --      --
  Change in cumulative
    translation adjustment.....      --       --        --      --
                                 ----------  ------   -------  ------
BALANCE, DECEMBER 29, 1996.....  14,121,143    141      --      --

  Net Income...................      --       --        --      --
  Conversion of promissory
  note.........................     375,000      4      --      --
  Exercise of stock options and
  warrants.....................     246,443      2      --      --
  Tax effect of stock option
  exercise.....................      --       --        --      --
  Shares issued from employee
    stock purchase plan........       5,162   --        --      --
  Proceeds from sale of common
    stock, net of issuance
    costs......................     950,000     10      --      --
  Change in cumulative
    translation adjustment.....      --       --        --      --
                                 ----------  ------   -------  ------
BALANCE, DECEMBER 28, 1997.....  15,697,748   $157      --      $--
                                 ----------  ------   -------  ------
                                 ----------  ------   -------  ------

                                 ADDITIONAL              CUMULATIVE
                                  PAID-IN     RETAINED   TRANSLATION    UNEARNED
                                  CAPITAL     EARNINGS   ADJUSTMENT   COMPENSATION    TOTAL
                                 ----------   --------   ----------   ------------   --------
BALANCE, DECEMBER 31, 1994, AS
  RESTATED FOR A 3-FOR-2 COMMON
  STOCK SPLIT EFFECTED IN THE
  FORM OF A STOCK DIVIDEND
  (NOTE 5).....................   $ 2,550     $ 4,535       $ 42         ($ 347)     $  6,842
  Net Income...................     --          2,643      --            --             2,643
  Exercise of common stock
  warrants.....................        (5)      --         --            --             --
  Conversion of preferred
  stock........................       (23)      --         --            --             --
  Accretion of common stock put
    warrants...................     --            (46)     --            --               (46)
  Exercise of stock options....        12       --         --            --                12
  Accelerated vesting of stock
  options......................     --          --         --               347           347
  Retirement of common stock
    put warrants...............     2,234       --         --            --             2,234
  Initial public offering of
    common stock, net of
    issuance costs.............    24,530       --         --            --            24,566
  Change in cumulative
    translation adjustment.....     --          --            (5)        --                (5)
                                 ----------   --------     -----         ------      --------
BALANCE, DECEMBER 31, 1995.....    29,298       7,132         37         --            36,593
  Net Income...................     --          8,236      --            --             8,236
  Exercise of common stock
  warrants.....................     --          --         --            --             --
  Exercise of stock options....       402       --         --            --               403
  Tax effect of stock option
  exercise.....................       807       --         --            --               807
  Secondary offering of common
    stock, net of issuance
    costs......................    21,656       --         --            --            21,670
  Change in cumulative
    translation adjustment.....     --          --           174         --               174
                                 ----------   --------     -----         ------      --------
BALANCE, DECEMBER 29, 1996.....    52,163      15,368        211         --            67,883
  Net Income...................     --         12,002      --            --            12,002
  Conversion of promissory
  note.........................     3,496       --         --            --             3,500
  Exercise of stock options and
  warrants.....................     1,460       --         --            --             1,462
  Tax effect of stock option
  exercise.....................       813       --         --            --               813
  Shares issued from employee
    stock purchase plan........        79       --         --            --                79
  Proceeds from sale of common
    stock, net of issuance
    costs......................    17,525       --         --            --            17,535
  Change in cumulative
    translation adjustment.....     --          --           141         --               141
                                 ----------   --------     -----         ------      --------
BALANCE, DECEMBER 28, 1997.....   $75,536     $27,370       $352         $--         $103,415
                                 ----------   --------     -----         ------      --------
                                 ----------   --------     -----         ------      --------

 The accompanying notes are an integral part of these consolidated statements.

              STATEMENTSSEROLOGICALS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

            FOR THE YEARS ENDED DECEMBER 31, 1995, DECEMBER 29, 1996
                             AND DECEMBER 28, 1997

                                 (IN THOUSANDS)

                                                                                     1995       1996       1997
                                                                                   ---------  ---------  ---------
OPERATING ACTIVITIES:
  Net income.....................................................................  $   2,643  $   8,236  $  12,002
                                                                                   ---------  ---------  ---------
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization................................................      2,628      3,417      4,908
    Deferred income tax provision................................................          8        190        214
    Extraordinary loss, net of income taxes......................................      1,823         14     --
    Accelerated vesting of stock options.........................................        347     --         --
  Changes in operating assets and liabilities, net of acquisitions of businesses
    Trade accounts receivable, net...............................................     (3,028)       121     (4,076)
    Inventories..................................................................        563     (1,527)    (2,584)
    Other current assets.........................................................       (232)      (469)       249
    Accounts payable.............................................................      1,106        403        276
    Accrued liabilities..........................................................      1,977      1,363      1,311
    Deferred revenue.............................................................       (457)       (15)        13
                                                                                   ---------  ---------  ---------
      Total adjustments..........................................................      4,735      3,497        311
                                                                                   ---------  ---------  ---------
      Net cash provided by operating activities..................................      7,378     11,733     12,313
                                                                                   ---------  ---------  ---------
INVESTING ACTIVITIES:
  Purchases of property and equipment............................................     (1,495)    (4,187)    (4,370)
  Purchases of businesses, net of cash acquired..................................     (2,697)    (6,935)   (15,714)
  Other..........................................................................       (388)        44       (801)
                                                                                   ---------  ---------  ---------
      Net cash used in investing activities......................................     (4,580)   (11,078)   (20,885)
                                                                                   ---------  ---------  ---------
FINANCING ACTIVITIES:
  Net proceeds (payments) on revolving line of credit............................      2,059     (2,059)    --
  Proceeds from long-term debt and capital lease obligations.....................     21,748         89     --
  Payments on long-term debt and capital lease obligations.......................    (55,156)    (2,587)       (64)
  Payment of debt issuance costs.................................................        (35)    --         --
  Proceeds from stock plans and warrants.........................................         12        403      1,541
  Net proceeds from sales of common stock........................................     24,566     21,670     17,535
  Other..........................................................................         (6)       174        140
                                                                                   ---------  ---------  ---------
      Net cash provided by (used in) financing activities........................     (6,812)    17,690     19,152
                                                                                   ---------  ---------  ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.............................     (4,014)    18,345     10,580
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR.....................................      6,901      2,887     21,232
                                                                                   ---------  ---------  ---------
CASH AND CASH EQUIVALENTS, END OF YEAR...........................................  $   2,887  $  21,232  $  31,812
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Debt assumption................................................................     --      $   1,154     --
  Forgiveness of note receivable.................................................     --      $     500     --
  Accrued acquisition consideration..............................................     --      $     724     --
  Tax effect of stock option exercise............................................     --      $     808     --
  Issuance of promissory notes as acquisition consideration......................     --         --      $   6,650
  Conversion of promissory note into common stock................................     --         --      $   3,500

 The accompanying notes are an integral part of these consolidated statements.

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           DECEMBER 31, 1995, DECEMBER 29, 1996 AND DECEMBER 28, 1997

1. ORGANIZATION AND BUSINESS OPERATIONS

    Serologicals Corporation (a Delaware corporation) (the "Company") is a leading worldwide provider of specialty human antibodies and related services to major healthcare companies. The Company's services, including donor recruitment, donor management and clinical testing services, enable the Company to provide value-added antibodies that are used as the active ingredients in therapeutic and diagnostic pharmaceutical products.

    The Company, through its wholly-owned subsidiaries, operates a national network of 59 donor centers, 16 of which specialize in the collection of specialty antibodies and 43 of which primarily collect non-specialty plasma from which a number of therapeutic products, primarily intravenous immune globulin ("IVIG"), are derived. The Company also operates laboratories in the United States and Scotland and two U.S. Food and Drug Administration ("FDA") licensed monoclonal antibody manufacturing facilities in Scotland.

    The industry in which the Company operates is subject to strict regulation and licensing by the FDA. Similar regulation exists in many of the states and foreign countries where the Company conducts business. Changes in existing federal, state or foreign laws or regulations could have an adverse effect on the Company's business.

    The industry is also characterized by sales to a relatively few major healthcare companies. One of the Company's customers, Bayer Corporation ("Bayer"), accounted for approximately 47% of the Company's net sales in 1997 (Note 11). The Company has three, five-year supply contracts with Bayer for the sale of non-specialty IVIG antibodies which accounted for approximately 31% of the Company's net sales in 1997; however, there can be no assurance that the contracts will not be terminated or that Bayer will not materially change its supply requirements pursuant to the agreements.

    Export sales from the United States represented approximately 17% of net sales in 1997 (Note 13). Concern over the safety of blood products has led to movements in a number of European and other countries to restrict the importation of blood and blood derivatives, including antibodies, collected outside the countries' borders or, in the case of certain European countries, outside Europe. To date, these efforts have not led to any meaningful restriction on the importation of blood and blood derivatives and have not adversely affected the Company. However, there can be no assurance that the imposition of new restrictions will not have a material adverse effect on the Company.

    The Company's business is dependent upon its ability to attract and retain qualified antibody donors. A significant portion of the industry's potential donor population has been disqualified due in large part to more rigorous testing and screening procedures required by regulatory authorities, industry trade associations and the Company's customers. The potential donor population with certain specialty antibodies has also decreased due to aging and attrition. The inability to maintain and replenish its donor base could adversely affect the Company.

    The Company generates significant sales outside the United States and is subject to risks generally associated with international operations. The Company's Bioscot, Ltd. ("Bioscot") subsidiary, which accounted for approximately 14% of the Company's net sales in 1997 (Note 13), generates net sales and incurs expenses in foreign currencies. Accordingly, the Company's financial results from international operations may be affected by fluctuations in currency exchange rates.

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

           DECEMBER 31, 1995, DECEMBER 29, 1996 AND DECEMBER 28, 1997

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

USE OF ESTIMATES

    The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INVENTORIES

    Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. Market for antibody inventories is net realizable value and for supplies is replacement cost.

    Inventories at December 29, 1996 and December 28, 1997 consisted of the following (in thousands):

                                                                             1996       1997
                                                                           ---------  ---------
Antibody products........................................................  $   5,028  $   9,036
Supplies.................................................................        718      1,118
                                                                           ---------  ---------
                                                                           $   5,746  $  10,154
                                                                           ---------  ---------
                                                                           ---------  ---------

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

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

           DECEMBER 31, 1995, DECEMBER 29, 1996 AND DECEMBER 28, 1997

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Property and equipment at December 29, 1996 and December 28, 1997 consisted of the following (in thousands):

                                                                             1996       1997
                                                                           ---------  ---------
Construction in progress.................................................  $   2,578  $   2,400
Leasehold improvements...................................................      3,978      4,754
Laboratory and office equipment and furniture and fixtures...............      8,521     13,843
                                                                           ---------  ---------
Total property and equipment.............................................     15,077     20,997
Accumulated depreciation and amortization................................     (5,277)    (7,315)
                                                                           ---------  ---------
Property and equipment, net..............................................  $   9,800  $  13,682
                                                                           ---------  ---------
                                                                           ---------  ---------

    Construction in progress at December 29, 1996 consisted primarily of expenditures relating to the expansion of the Company's monoclonal manufacturing facilities, which was completed during 1997. Construction in progress at December 28, 1997 consisted primarily of expenditures relating to the expansion of the Company's laboratory testing facility and international headquarters in Clarkston, Georgia.

ACCRUED LIABILITIES

    Accrued liabilities at December 29, 1996 and December 28, 1997 consisted of the following (in thousands):

                                                                               1996       1997
                                                                             ---------  ---------
Income taxes payable.......................................................  $     476  $  --
Accrued payroll, bonuses and payroll taxes.................................      1,109      2,725
Acquisition consideration payable..........................................        724     --
Other......................................................................      3,898      5,638
                                                                             ---------  ---------
                                                                             $   6,207  $   8,363
                                                                             ---------  ---------
                                                                             ---------  ---------

REVENUE RECOGNITION AND DEFERRED REVENUE

    The Company's policy is to record revenue upon the shipment of its products. On occasion, the Company receives advance payments from customers for future delivery of specified products. The revenue related to these advance payments is deferred until the specified products are shipped.

CASH EQUIVALENTS

    For financial reporting purposes, the Company considers all investments purchased with an original maturity of three months or less to be cash equivalents.

FOREIGN OPERATIONS

    The financial statements of Bioscot have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation" ("SFAS

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

           DECEMBER 31, 1995, DECEMBER 29, 1996 AND DECEMBER 28, 1997

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
No. 52"). Under SFAS No. 52, all balance sheet accounts are translated at the exchange rate at year-end. Income statement items are translated at the average exchange rate for the year. Translation adjustments are not included in determining net income but are accumulated and reported as a separate component of stockholders' equity. Gains and losses, which result from foreign currency transactions, are included in the accompanying consolidated statements of income and were not material to the Company in any of the years presented.

DEBT DISCOUNTS

    The Company recorded an original issue discount ("OID") of approximately $2.0 million in connection with the issuance of a subordinated note and a related warrant (Note 7) in 1994. In 1995, the subordinated note was repaid in full with proceeds from the Company's initial public offering ("IPO") (Note 3) and the remaining OID was expensed. The write-off of approximately $1.4 million (net of income taxes) was recorded as an extraordinary loss.

GOODWILL

    The excess of cost over the fair market value of the net assets acquired ("goodwill") is being amortized to income on a straight-line basis over a period of 25 years. The goodwill relates primarily to the acquisition of donor centers. The Company periodically reviews the carrying values assigned to goodwill based upon expectations of future cash flows and operating income generated by the underlying assets in determining whether goodwill is recoverable.

FDA LICENSES

    In connection with the Company's acquisitions (Note 4), it acquired the licenses of the FDA-approved donor centers. The estimated fair value of the FDA licenses is capitalized and amortized to income on a straight-line basis over a period of 25 years.

NONCOMPETE AGREEMENTS

    In connection with certain of the Company's acquisitions (Note 4), it entered into noncompete agreements with the sellers. Such agreements are recorded at their estimated fair market value and are being amortized to income on a straight-line basis over the terms of the respective agreements, which range from three to five years.

DEBT ISSUANCE COSTS

    The Company incurred debt issuance costs in connection with certain of its long-term debt (Note 7). These costs were capitalized and amortized to interest expense over the term of the debt.

    During 1995 and 1996, the Company recorded extraordinary losses (net of income taxes) of approximately $454,000 and $14,000, respectively, related to the write off of previously capitalized debt issuance costs upon early extinguishment of certain indebtedness.

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

           DECEMBER 31, 1995, DECEMBER 29, 1996 AND DECEMBER 28, 1997

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
EARNINGS PER SHARE

    As of December 28, 1997, the Company adopted SFAS No. 128, "Earnings per Share" ("SFAS No. 128"), which requires a dual presentation of basic earnings per share and diluted earnings per share on the face of the consolidated statements of income. All prior period earnings per share data have been restated to comply with the provisions of SFAS No. 128. SFAS No. 128 establishes new, simplified standards for computing earnings per share and replaces the traditional presentations of primary earnings per share and fully diluted earnings per share with basic earnings per share and diluted earnings per share, respectively. Basic earnings per share excludes the dilutive effect of stock options, warrants, convertible indebtedness and similar instruments while diluted earnings per share is computed similarly to fully diluted earnings per share. The impact to the Company of adopting SFAS No. 128 was an increase to basic earnings per share over the previously reported primary earnings per share of $0.01 and $0.03 for 1995 and 1996, respectively. Diluted earnings per share is the same as the Company's previously reported primary earnings per share.

    The following table sets forth the calculation of basic and diluted earnings per share ("EPS") (in thousands, except per share amounts):

                                                    1995                   1996
                                            ---------------------  ---------------------
                                            INCOME  SHARES   EPS   INCOME  SHARES   EPS
                                            ------  ------  -----  ------  ------  -----
Basic EPS.................................  $2,597  10,773  $0.24  $8,236  13,474  $0.61
Dilutives:
Stock options/warrants....................    --       696   --      --       848   --
Convertible notes.........................    --      --     --      --      --     --
                                            ------  ------  -----  ------  ------  -----
Diluted EPS...............................  $2,597  11,469  $0.23  $8,236  14,322  $0.58
                                            ------  ------  -----  ------  ------  -----
                                            ------  ------  -----  ------  ------  -----

                                                     1997
                                            ----------------------
                                            INCOME   SHARES   EPS
                                            -------  ------  -----
Basic EPS.................................  $12,002  14,833  $0.81
Dilutives:
Stock options/warrants....................    --        822   --
Convertible notes.........................      112     205   --
                                            -------  ------  -----
Diluted EPS...............................  $12,114  15,860  $0.76
                                            -------  ------  -----
                                            -------  ------  -----

    The EPS calculation for 1995 and 1996 excludes 480,549 and 375,000 shares, respectively, for convertible notes as their inclusion would have been antidilutive.

STOCK-BASED COMPENSATION PLANS

    The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Effective in 1996, the Company adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 requires that companies that do not choose to account for stock-based compensation as prescribed by the statement shall disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted as of January 1, 1995. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS No. 123 (Note 6).

RECENT ACCOUNTING PRONOUNCEMENTS

    In July 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for reporting and display of

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

           DECEMBER 31, 1995, DECEMBER 29, 1996 AND DECEMBER 28, 1997

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
"comprehensive income", which is the total of net income and all other non-owner changes in stockholders' equity, and its components. The Company is in the process of evaluating SFAS No. 130 and its impact and will adopt the standard in the first quarter of its 1998 fiscal year.

    In July 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131, which supersedes SFAS Nos. 14, 18, 24 and 30, establishes new standards for segment reporting, using the "management approach," in which reportable segments are based on the same criteria on which management disaggregates a business for making operating decisions and assessing performance. The Company is in the process of evaluating SFAS No. 131 and its impact and will adopt the standard for its 1998 fiscal year.

3. SALES OF COMMON STOCK

    On June 14, 1995, the Company completed an IPO of 3.6 million shares of its common stock at a price of $7.67 per share, which resulted in proceeds of $27.6 million (before underwriting discounts and other offering expenses). The net proceeds of approximately $24.6 million were used to reduce long-term debt. This early retirement of debt resulted in an extraordinary loss of approximately $1.8 million (net of income taxes) due to early retirement costs associated with a subordinated note and the write off of debt issuance costs (Notes 2 and 7).

    In June 1996, the Company completed an offering (the "Secondary Offering") of 3.15 million shares of its common stock at a price of $17.33 per share. Of the 3.15 million shares, the Company sold 1.35 million shares, which resulted in net proceeds of approximately $22.0 million, including proceeds from options which were exercised and the resulting shares sold pursuant to the Secondary Offering. The net proceeds were used to retire approximately $7.9 million of debt, with the remainder, or approximately $14.1 million, available to the Company for general corporate purposes. The Company recognized an extraordinary loss of approximately $14,000 (net of income taxes) related to the early retirement of debt.

    In September 1997, the Company sold 950,000 shares of its common stock, at a price of $19.50 per share, to institutional investors in a private placement transaction made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(2) thereof. The net proceeds to the Company from the sale of the shares were approximately $17.5 million, and are available for general corporate purposes, including strategic acquisitions and investments. Pursuant to the same transaction, one of the Company's shareholders sold 250,000 shares of common stock; the Company did not receive any of the proceeds from this sale.

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

           DECEMBER 31, 1995, DECEMBER 29, 1996 AND DECEMBER 28, 1997

4. ACQUISITIONS

    In February 1996, the Company acquired the assets of Am Rho Laboratories, Inc. ("Am-Rho"), which operated two specialty donor centers, for approximately $1.7 million. The purchase price consisted of $1.1 million in cash at closing, the assumption of certain liabilities and forgiveness of a $500,000 note receivable from the parent of Am-Rho.

    In March 1996, the Company acquired the stock of Southeastern Biologics, Inc. and Plasma Management, Inc. and substantially all of the assets of Concho Biologics, Inc. (collectively, "Southeastern") in a single transaction for approximately $4.75 million. The acquisition of Southeastern, which operated six non-specialty donor centers, included a provision for contingent consideration based on the performance of the acquired businesses over the 12 months subsequent to closing. The purchase price consisted of approximately $3.6 million in cash and the assumption of approximately $1.15 million of indebtedness at closing. During 1997, the Company paid approximately $960,000 of additional consideration related to the post-acquisition performance of the donor centers acquired, which was recorded as additional goodwill.

    In December 1996, the Company acquired substantially all of the assets of Simi Biological Resources, Inc. ("Simi"), which operated three non-specialty donor centers. The purchase price consisted of $1.6 million in cash at closing, before recording certain acquisition expenses. The acquisition agreement included a provision for up to $300,000 of contingent consideration upon the passing of certain regulatory testing. The contingencies were resolved in 1997, resulting in $300,000 additional consideration paid or accrued as of December 28, 1997, which was recorded as additional goodwill.

    In March 1997, the Company acquired Nations Biologics, Inc. and its affiliates (the "Nations Group") for approximately $14.2 million (the "Nations Acquisition"), before recording certain transaction costs and subject to adjustment based primarily on the post-acquisition performance of the businesses acquired over the 14-month period subsequent to closing. The Company expects to determine the amount of additional consideration, if any, during 1998. The purchase price consisted of approximately $10.2 million of cash and the issuance to one of the sellers of a $4.0 million convertible subordinated promissory note maturing on March 7, 2002 (the "Nations Note"). The Company financed the $10.2 million of cash paid at closing with cash on hand. The Nations Group operated 16 donor centers which primarily specialize in the collection of non-specialty IVIG antibodies.

    The following unaudited data summarize the pro forma results of operations for the years ended December 29, 1996 and December 28, 1997 as if the Nations Acquisition had occurred on January 1 of each year. The unaudited pro forma information has been prepared for comparative purposes only and does not purport to represent what the results of operations would actually have been had the transaction actually occurred on the dates indicated, or what the results of operations may be in the future. Further,

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

           DECEMBER 31, 1995, DECEMBER 29, 1996 AND DECEMBER 28, 1997

4. ACQUISITIONS (CONTINUED)
the results for the year ended December 29, 1996 include a non-recurring gain of approximately $555,000 recognized by the Nations Group related to the sale of a donor center.

                                                                                               YEAR ENDED
                                                                                      ----------------------------
                                                                                      DECEMBER 29,   DECEMBER 28,
                                                                                          1996           1997
                                                                                      -------------  -------------

                                                                                       (IN THOUSANDS, EXCEPT PER
(UNAUDITED)                                                                                   SHARE DATA)
Net sales...........................................................................    $  74,645     $   100,656
Income before extraordinary loss....................................................    $   7,948     $    11,955
Net income..........................................................................    $   7,934     $    11,955
Income before extraordinary loss per share:
  Basic.............................................................................    $    0.59     $      0.81
  Diluted...........................................................................    $    0.55     $      0.76
Net income per share:
  Basic.............................................................................    $    0.59     $      0.81
  Diluted...........................................................................    $    0.55     $      0.76

    In September 1997, the Company acquired all of the outstanding capital stock of Bio-Lab, Inc. and Med-Lab, Inc. (collectively, "Bio-Lab") for $8.5 million, before recording certain transaction costs and subject to adjustment based on the net assets of the companies acquired, as defined, as of the closing date. The purchase price consisted of $5.95 million in cash and the issuance to one of the sellers of a $2.55 million convertible subordinated promissory note due September 23, 2000 (the "Bio-Lab Note"). The Company financed the $5.95 million of cash paid at closing with cash on hand.

    Each of the 1997 acquisitions was accounted for as a purchase in accordance with APB No. 16, and accordingly, the purchase price has been preliminarily allocated to the net assets acquired based on the estimated fair values as of the acquisition date. The excess of the cost over the estimated fair value of the net assets acquired has been preliminarily allocated to goodwill and certain other identifiable intangible assets.

5. STOCKHOLDERS' EQUITY

STOCK SPLIT

    In February 1997, the Company's Board of Directors approved a 3-for-2 stock split effected in the form of a stock dividend, whereby each shareholder of record as of February 10, 1997 received on February 28, 1997 one-half additional share of common stock for each share owned as of the record date. As a result of the split, 4,707,048 additional shares of common stock were issued. All share and per share amounts herein have been restated to reflect this stock split. Additionally, common stock and additional paid-in capital amounts have been restated to reflect the issuance of the additional shares.

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

           DECEMBER 31, 1995, DECEMBER 29, 1996 AND DECEMBER 28, 1997

5. STOCKHOLDERS' EQUITY (CONTINUED)
CAPITAL STOCK

    Under the terms of the amended and restated articles of incorporation, the Company has authorized 50,000,000 shares of common stock and 1,000,000 shares of preferred stock that may contain such preferences and rights as determined by the Company's Board of Directors.

COMMON STOCK WARRANT

    In connection with a bank credit agreement entered into in 1993, the Company issued a warrant to a bank to purchase 221,624 shares of the Company's common stock at an exercise price of $2.29 per share of common stock. The warrant is currently exercisable and expires on March 9, 2003. As of December 28, 1997, warrants to purchase 108,436 shares of common stock remained outstanding.

    The warrant holder had a put option to require the Company to repurchase the warrant or any shares previously purchased by the warrant holder exercisable on the earlier of an IPO by the Company, or on no more than three separate occasions during the period from March 9, 1996 to March 9, 2003. The common stock put warrant was being accreted to its highest redemption price, as defined in the agreement, from the date of issuance to June 14, 1995. The accretion was $45,556 in 1995. Upon the successful completion of the Company's IPO in 1995, the put option was waived by the warrant holder and the accretion related to the common stock put warrants was credited to additional paid-in capital.

    In connection with the issuance of a subordinated note in 1994, the Company issued a warrant (the "NationsBanc Warrant") to an affiliate of a bank ("NationsBanc") to purchase 546,054 shares of the Company's common stock at a DE MINIMIS exercise price per share. The Company assigned the NationsBanc Warrant a value of approximately $2.0 million based on an estimated fair value of $3.67 per common share on the date of issuance. During 1995, the Company paid the subordinated note with proceeds from the IPO and wrote off the remaining OID (Note 2). Additionally, in September 1995, NationsBanc exercised the NationsBanc Warrant to purchase 545,703 shares of the Company's common stock.

COMMON SHARES RESERVED FOR ISSUANCE

    Shares of common stock reserved for issuance at December 29, 1996 and December 28, 1997 consisted of the following:

                                                                                             1996        1997
                                                                                          ----------  ----------
Various stock option agreements.........................................................   3,385,786   3,506,842
Convertible notes.......................................................................     375,000     334,822
Employee stock purchase plan............................................................     375,000     369,838
Warrants................................................................................     150,000     108,436
                                                                                          ----------  ----------
                                                                                           4,285,786   4,319,938
                                                                                          ----------  ----------
                                                                                          ----------  ----------

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

           DECEMBER 31, 1995, DECEMBER 29, 1996 AND DECEMBER 28, 1997

6. STOCK COMPENSATION PLANS

OFFICER STOCK OPTIONS

    During March 1993, the Company entered into an employment agreement with an officer. As part of the agreement, the officer was granted two options (the "base option" and the "market option") to purchase shares of the Company's common stock. Under each option, the officer can purchase up to 252,000 shares of common stock at an exercise price of $2.29 per share (the estimated fair value on the date of grant). During December 1994, the market option was amended in order to fix the vesting period while the option price per share remained at $2.29. The amendment of the market option created a new measurement date resulting in the Company recording unearned compensation and an increase in additional paid-in capital in the amount of $346,500. In conjunction with the amendment of the market option, the officer was granted additional options to purchase 230,238 shares of common stock at an exercise price of $3.67, the estimated fair market value at the date of grant. All of these options have a term of ten years and became fully vested as of the IPO date of June 14, 1995. As a result, in June 1995, the Company recognized the compensation expense related to the accelerated vesting of the officer's stock options. During 1996 and 1997, options to purchase 75,000 and 40,000 shares, respectively, of common stock at an exercise price of $2.29 per share were exercised.

1994 OMNIBUS INCENTIVE PLAN

    In November 1994, the Company approved the Omnibus Incentive Plan (the "Omnibus Plan"). The Omnibus Plan provides for the issuance of stock options to key employees and directors. During 1996, the Company amended the Omnibus Plan increasing the number of shares reserved under the plan from 648,000 to 2,250,000. Options granted under the Omnibus Plan can have varying terms as determined by the Board of Directors. Options granted through 1997 under the Omnibus Plan generally vest ratably over three to four years or in full after three years and have terms of six to ten years. Certain option grants are eligible for accelerated vesting upon the Company's achievement of certain predetermined performance objectives which are approved by the Compensation Committee of the Company's Board of Directors. As of December 28, 1997, the Company had 464,023 shares available for grant under the Omnibus Plan.

1995 NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

    During August 1995, the Company approved the Non-Employee Director Stock Option Plan (the "Director Plan"). The Director Plan provides for the issuance of stock options to non-employee directors. During 1996, the Company amended the Director Plan, increasing the number of shares reserved under the plan from 240,000 to 540,000. Pursuant to the Director Plan, each person who becomes a non-employee director of the Company is automatically granted an option to purchase 48,000 shares of the Company's common stock on the date of adoption or on the day after such person's first election to the Board of Directors. The exercise price of the options is the fair market value of the common stock on the date of grant. In addition, the Director Plan provides for the automatic grant of options to purchase 3,000 shares of common stock on an annual basis to each non-employee director of the Company after the initial 48,000 option grant has vested in full. Options granted in 1996 and 1997 under the Director Plan typically vest over a four-year period, while options granted during 1995 were fully vested upon issuance. As of

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

           DECEMBER 31, 1995, DECEMBER 29, 1996 AND DECEMBER 28, 1997

6. STOCK COMPENSATION PLANS (CONTINUED)
December 28, 1997, 111,000 shares had vested under the Director Plan. As of December 28, 1997, the Company had 330,000 shares available for grant under the Director Plan.

EMPLOYMENT STOCK OPTIONS

    During 1997, the Company entered into employment agreements with four individuals not previously employed by the Company. As an inducement to enter into these agreements, the individuals were granted options to purchase an aggregate of 408,750 shares of the Company's common stock (the "Employment Options"). The options were each issued with an exercise price equal to the fair market value of the Company's common stock on the date of grant. Each of the options has a term of ten years, vests ratably at the rate of 25% per annum and contains other terms and conditions similar to options issued under the Omnibus Plan. During 1997, options to purchase 78,750 shares of common stock were forfeited concurrent with the resignation of one of the individuals. As of December 28, 1997, options to purchase 330,000 shares were outstanding, none of which had vested.

STOCK OPTION ACTIVITY

    The following table summarizes the activity for all stock options outstanding:

                                                             1995                     1996                     1997
                                                    -----------------------  -----------------------  -----------------------
                                                                 WEIGHTED-                WEIGHTED-                WEIGHTED-
                                                                  AVERAGE                  AVERAGE                  AVERAGE
                                                                 EXERCISE                 EXERCISE                 EXERCISE
                                                      SHARES       PRICE       SHARES       PRICE       SHARES       PRICE
                                                    ----------  -----------  ----------  -----------  ----------  -----------
Outstanding at beginning of year..................     964,638   $    2.70    1,221,800   $    3.30    1,830,153   $    7.00
Granted...........................................     257,162        5.53      754,875       12.22    1,179,961       20.32
Exercised.........................................      --          --         (138,452)       2.89     (208,945)       6.75
Forfeited.........................................      --          --           (8,070)       4.43      (88,350)      17.75
                                                    ----------       -----   ----------       -----   ----------  -----------
Outstanding at end of year........................   1,221,800   $    3.30    1,830,153   $    7.00    2,712,819   $   12.46
                                                    ----------               ----------               ----------
                                                    ----------               ----------               ----------
Options exercisable at end of year................     973,638                1,073,406                1,370,334
                                                    ----------               ----------               ----------
                                                    ----------               ----------               ----------

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

           DECEMBER 31, 1995, DECEMBER 29, 1996 AND DECEMBER 28, 1997

6. STOCK COMPENSATION PLANS (CONTINUED)
    The following table summarizes information about all stock options outstanding at December 28, 1997:

                           OPTIONS                                  OPTIONS
                         OUTSTANDING                              EXERCISABLE
                 ----------------------------               -----------------------
                                 WEIGHTED-
                                  AVERAGE
                                 REMAINING      WEIGHTED-                WEIGHTED-
   RANGE OF      OUTSTANDING    CONTRACTUAL      AVERAGE    EXERCISABLE   AVERAGE
   EXERCISE          AT            LIFE         EXERCISE        AT       EXERCISE
    PRICES        12/28/97        (YEARS)         PRICE      12/28/97      PRICE
---------------  -----------  ---------------  -----------  ----------  -----------
$2.29      ....     499,300            5.4      $    2.29      499,300   $    2.29
$3.67-$ 4.58...     368,485            7.0           3.74      314,524        3.71
$8.50-$11.00....    325,873            7.9           9.86      213,373        9.79
$12.33-$15.91...    351,200            8.1          12.46      326,450       12.35
$17.50-$19.00...    456,375            9.1          18.52       13,875       17.71
$20.21-$23.13...    711,586            5.7          21.42        2,812       21.08
                 -----------                                ----------
                  2,712,819                                  1,370,334
                 -----------                                ----------
                 -----------                                ----------

EMPLOYEE STOCK PURCHASE PLAN

    In May 1996, the stockholders of the Company approved the 1996 Employee Stock Purchase Plan (the "Purchase Plan"). Pursuant to the terms of the Purchase Plan, eligible employees are able to purchase shares of the Company's common stock through a payroll deduction program. Employees may have up to 25% of their compensation withheld to purchase shares at a price equal to 85% of the lower of the closing price on the first or last day of each successive three month purchase period. There are currently 369,838 shares reserved for issuance under the Purchase Plan.

ACCOUNTING FOR STOCK PLANS

    The Company uses the intrinsic value-based method to account for its stock plans, as provided by APB No. 25. Accordingly, no compensation expense has been recognized for grants of stock options as all options were issued at fair market value on the date of the respective grants. Had compensation expense for the Company's stock-based compensation plans been determined in accordance with the provisions of

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

           DECEMBER 31, 1995, DECEMBER 29, 1996 AND DECEMBER 28, 1997

6. STOCK COMPENSATION PLANS (CONTINUED)
SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                                        1995       1996       1997
                                                                                      ---------  ---------  ---------
Net income
    As reported.....................................................................  $   2,643  $   8,236  $  12,002
    Pro forma.......................................................................      2,189      6,362      9,357
Net income per share-basic
    As reported.....................................................................  $    0.24  $    0.61  $    0.81
    Pro forma.......................................................................       0.20       0.47       0.63
Net income per share-diluted
    As reported.....................................................................  $    0.23  $    0.58  $    0.76
    Pro forma.......................................................................       0.19       0.45       0.60

    The pro forma amounts reflected above are not representative of the effects on reported net income in future years as SFAS No. 123 does not apply to grants made prior to January 1, 1995 and additional awards are generally made each year.

    Under SFAS No. 123, the fair value of stock based awards are calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company's stock option grants. These models also require subjective assumptions, including future stock price volatility and expected lives of each option grant. The fair value for each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                   1995       1996       1997
                                                                 ---------  ---------  ---------
Expected life (years)..........................................        4.0        4.0        4.4
Dividend yield.................................................          0%         0%         0%
Expected volatility............................................         55%        55%        50%
Risk-free interest rate........................................       6.76%      5.51%      6.22%

    Under these assumptions for the Omnibus Plan, the Director Plan and the Employment Options, the weighted average fair value of options granted in 1995, 1996 and 1997 was $2.73, $5.90 and $9.77, respectively. No other options were granted in 1995, 1996 or 1997.

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

           DECEMBER 31, 1995, DECEMBER 29, 1996 AND DECEMBER 28, 1997

7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

    Long-term debt and capital lease obligations at December 29, 1996 and December 28, 1997 consisted of the following (in thousands):

                                                                                                   1996       1997
                                                                                                 ---------  ---------
$4.0 million convertible subordinated note payable, interest payable quarterly at 4.5%;
  maturing on March 7, 2002....................................................................  $  --      $   4,000
$3,500,000 convertible subordinated note payable, interest at 12% at December 29, 1996;
  interest payable monthly.....................................................................      3,500     --
$2.55 million convertible subordinated note payable; interest payable quarterly at 4.0%;
  principal payable on September 23, 2000......................................................     --          2,550
Capital lease obligations at varying interest rates and terms, maturing through June 2001......        200        141
Other notes at varying interest rates and terms maturing through December 1998.................         14        107
                                                                                                 ---------  ---------
                                                                                                     3,714      6,798
Less current maturities........................................................................      3,567      2,352
                                                                                                 ---------  ---------
                                                                                                 $     147  $   4,446
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

    In connection with an acquisition in 1994, the Company issued the sellers a $3.5 million convertible subordinated note. During 1997, the holders of this note exercised their conversion rights thereunder, resulting in the issuance of 375,000 shares of the Company's common stock.

    During 1997, the Company amended its revolving credit facility with NationsBank, N.A. (the "Revolver"). The amendment increased the borrowing capacity to $35 million, of which $30 million may be used for acquisitions. The Revolver bears interest at a variable rate and is payable in full on October 16, 2000. The Company may elect either a floating rate or Eurodollar interest rate option applicable to borrowings under the Revolver. The floating rate and Eurodollar interest rate options are based on the base rate, as defined, plus a floating rate margin that fluctuates on the basis of the Company's leverage ratio. The initial floating rate margin under the Revolver is 0% for the floating rate option and 1.5% for the Eurodollar rate option. The Company is required to pay a fee of .375% on the unused portion of the Revolver. The Revolver is secured by substantially all of the assets of the Company and the stock of its subsidiaries. The Revolver also contains certain financial covenants that require the maintenance of minimum levels of cash flow coverage, debt service coverage and debt to net worth and also provides for maximum levels of debt to cash flow.

    In connection with the acquisition of the Nations Group, the Company issued one of the sellers the Nations Note, which matures on March 7, 2002. The Nations Note bears interest at a rate of 4.5% per annum through the earlier of the date of repayment, conversion or March 7, 2000. On or after March 7, 1998, 1999 and 2000, the payee may call for repayment (or conversion into shares of the Company's common stock) one-third, two-thirds and all, respectively, of the then outstanding principal amount of the Nations Note, subject to certain restrictions as to minimum amounts and frequency. The Nations Note is convertible at the option of the holder at a conversion price of $18.76 per share, the fair market value of the Company's common stock at the date of issuance. The Company has the right to call the Nations Note at any time commencing March 7, 2000, or earlier if certain events occur.

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

           DECEMBER 31, 1995, DECEMBER 29, 1996 AND DECEMBER 28, 1997

7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (CONTINUED)
    In connection with the acquisition of Bio-Lab, the Company issued one of the sellers the Bio-Lab Note, which bears interest at a rate of 4.0% per annum through the earlier of the date of repayment, conversion or September 23, 2000. Commencing September 23, 1999, the Bio-Lab Note may be prepaid, in whole or in part, upon not less than thirty days prior written notice by the Company. The Company may also prepay the note prior to September 23, 1999, in whole or in part, at a premium of the then outstanding principal balance if certain events occur. On or after September 23, 1998, 1999 and 2000, the payee may call for repayment (or conversion into shares of the Company's common stock) one-third, two-thirds and all, respectively, of the then outstanding principal amount of the Bio-Lab Note, subject to certain restrictions as to minimum amounts and frequency. The Bio-Lab Note is convertible at the option of the holder at a conversion price of $20.97 per share, the fair market value of the Company's stock at the date of issuance.

    Future maturities of long-term debt and capital lease obligations at December 28, 1997 are as follows (in thousands):

1998............................................  $   2,352
1999............................................      2,231
2000............................................      2,203
2001............................................         12
2002............................................         --
                                                  ---------
                                                  $   6,798
                                                  ---------
                                                  ---------

    The Company made interest payments of approximately $2,206,000, $520,000 and $348,000 during 1995, 1996 and 1997, respectively.

8. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

    The Company leases certain office space, donor centers, laboratory and manufacturing facilities and laboratory equipment under noncancelable operating lease agreements. Future minimum annual rental obligations under noncancelable operating leases as of December 28, 1997 were as follows (in thousands):

1998............................................  $   2,849
1999............................................      2,443
2000............................................      1,228
2001............................................        612
2002............................................        331
Thereafter......................................        562
                                                  ---------
                                                  $   8,025
                                                  ---------
                                                  ---------

    Rent expense was approximately $1,838,000, $2,321,000 and $3,297,000 during 1995, 1996 and 1997, respectively.

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

           DECEMBER 31, 1995, DECEMBER 29, 1996 AND DECEMBER 28, 1997

8. COMMITMENTS AND CONTINGENCIES (CONTINUED)
SUPPLY CONTRACTS

    The Company is party to several agreements for the sale of non-specialty antibodies to two customers at specified prices which are typically renegotiated annually. The contracts include escalating minimum annual purchase amounts by the customers subject to the rights of such customers to reduce the amounts purchased under certain terms. The Company expects to meet its obligations under the supply contracts.

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

    Disclosure about the estimated fair value of financial instruments is based on pertinent information available to management as of December 29, 1996 and December 28, 1997. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 28, 1997 and current estimates of fair value may differ significantly from the amounts presented herein.

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

           DECEMBER 31, 1995, DECEMBER 29, 1996 AND DECEMBER 28, 1997

10. INCOME TAXES

    The income tax provision for the years ended December 31, 1995, December 29, 1996 and December 28, 1997 consisted of the following (in thousands):

                                                                                         1995       1996       1997
                                                                                       ---------  ---------  ---------
Current:
  U.S. federal and state.............................................................  $   1,714  $   4,009  $   5,854
  Foreign............................................................................        777        667        996
                                                                                       ---------  ---------  ---------
                                                                                           2,491      4,676      6,850
                                                                                       ---------  ---------  ---------
Deferred:
  U.S. federal and state.............................................................          8        108        176
  Foreign............................................................................     --             82         38
                                                                                       ---------  ---------  ---------
                                                                                               8        190        214
                                                                                       ---------  ---------  ---------
Income tax provision.................................................................  $   2,499  $   4,866  $   7,064
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

    The income tax provision as reported in the statements of income differs from the amounts computed by applying federal statutory rates due to the following (in thousands):

                                                                                         1995       1996       1997
                                                                                       ---------  ---------  ---------
Federal income taxes at statutory rate...............................................  $   2,368  $   4,459  $   6,482
State income taxes, net of federal income tax benefit................................        279        525        755
Goodwill amortization................................................................         19         69        213
Other................................................................................       (167)      (187)      (386)
                                                                                       ---------  ---------  ---------
                                                                                       $   2,499  $   4,866  $   7,064
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

    Deferred income tax assets and liabilities for 1996 and 1997 reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting and income tax reporting

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

           DECEMBER 31, 1995, DECEMBER 29, 1996 AND DECEMBER 28, 1997

10. INCOME TAXES (CONTINUED)
purposes. Temporary differences which give rise to deferred tax assets and liabilities at December 29, 1996 and December 28, 1997 are as follows (in thousands):

                                                                                                   1996       1997
                                                                                                 ---------  ---------
Deferred tax assets:
  Accruals and reserves........................................................................  $     815  $   1,056
  Unearned compensation........................................................................        128        106
  Other........................................................................................        126        218
                                                                                                 ---------  ---------
                                                                                                     1,069      1,380
                                                                                                 ---------  ---------
Deferred tax liabilities:
  Goodwill amortization........................................................................       (551)    (1,006)
  Excess tax depreciation......................................................................       (569)      (613)
  Other........................................................................................        (43)       (69)
                                                                                                 ---------  ---------
                                                                                                    (1,163)    (1,688)
                                                                                                 ---------  ---------
Net deferred tax liability.....................................................................  ($     94) ($    308)
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

    The Company did not record any valuation allowance against the deferred tax asset at December 29, 1996 and December 28, 1997 because it is more likely than not that the deferred tax asset will be realizable through future taxable income.

    The Company made income tax payments of approximately $1,176,000, $4,144,000 and $6,680,000 during 1995, 1996 and 1997, respectively.

11. SIGNIFICANT CUSTOMERS

    The Company's ten largest customers accounted for approximately 82%, 87% and 84% of total net sales for the years ended December 31, 1995, December 29, 1996 and December 28, 1997, respectively. Certain customers made up greater than 10% of net sales of the Company for the years ended December 31, 1995, December 29, 1996 and December 28, 1997 as follows:

                                                                                                  1995         1996         1997
                                                                                                  -----        -----        -----
Bayer Corporation............................................................................          50%          56%          47%
Centeon......................................................................................          13%          15%          11%
Alpha Therapeutic Corporation................................................................      --           --               12%

    At December 28, 1997, the Company's accounts receivable from Bayer, Centeon and Alpha were approximately $3,611,000, $608,000 and $437,000, respectively.

12. EMPLOYEE SAVINGS PLAN

    The Company maintains a separate defined contribution 401(k) savings plan for all eligible employees. Under the plan, the Company contributes a specified percentage of each eligible employee's compensation. The employees become fully vested in the Company's contribution after three years of

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

           DECEMBER 31, 1995, DECEMBER 29, 1996 AND DECEMBER 28, 1997

12. EMPLOYEE SAVINGS PLAN (CONTINUED)
service. The Company's contributions approximated $69,000, $102,000 and $114,000 in 1995, 1996 and 1997, respectively.

13. SEGMENT REPORTING

    The Company's operations consist of two primary geographic segments, the United States and Europe, as set forth below (in thousands):

                                                                                    1995       1996        1997
                                                                                  ---------  ---------  ----------
Net sales to unaffiliated customers:
  United States.................................................................  $  42,851  $  55,506  $   83,804
  Europe........................................................................      9,273     10,065      13,730
                                                                                  ---------  ---------  ----------
                                                                                  $  52,124  $  65,571  $   97,534
                                                                                  ---------  ---------  ----------
                                                                                  ---------  ---------  ----------
Income from operations:
  United States.................................................................  $   6,767  $  11,207  $   15,702
  Europe........................................................................      2,279      2,295       2,862
                                                                                  ---------  ---------  ----------
                                                                                  $   9,046  $  13,502  $   18,564
                                                                                  ---------  ---------  ----------
                                                                                  ---------  ---------  ----------
Identifiable assets:
  United States.................................................................  $  44,686  $  71,443  $  110,977
  Europe........................................................................      5,638      9,394      12,515
                                                                                  ---------  ---------  ----------
                                                                                  $  50,324  $  80,837  $  123,492
                                                                                  ---------  ---------  ----------
                                                                                  ---------  ---------  ----------
Capital expenditures:
  United States.................................................................  $   1,050  $   1,500  $    3,644
  Europe........................................................................        445      2,687         726
                                                                                  ---------  ---------  ----------
                                                                                  $   1,495  $   4,187  $    4,370
                                                                                  ---------  ---------  ----------
                                                                                  ---------  ---------  ----------
Depreciation and amortization:
  United States.................................................................  $   2,159  $   2,962  $    4,251
  Europe........................................................................        469        455         657
                                                                                  ---------  ---------  ----------
                                                                                  $   2,628  $   3,417  $    4,908
                                                                                  ---------  ---------  ----------
                                                                                  ---------  ---------  ----------

    Income from operations is calculated as net sales less cost of sales, selling, general and administrative expenses, product development expenses and depreciation and amortization.

    Total export sales from the United States to Europe were approximately $11,598,000, $13,997,000 and $16,792,000 during 1995, 1996 and 1997, respectively. The remaining sales to customers outside the United States were sourced from Bioscot.