Form 10-K/A
period 1997-12-31
SEROLOGICALS CORP
filed 1998-03-30
CIK 767673

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------


                                  FORM 10-K/A


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

    This 10-K/A is being filed to amend the Financial Data Schedules. All other information included in the initial filing is correct.

                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, Serologicals Corporation has duly caused this Amendment on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 1998.



                                SEROLOGICALS CORPORATION
                                (REGISTRANT)

                                By:             /s/ RUSSELL H. PLUMB
                                     -----------------------------------------
                                                  Russell H. Plumb
                                     VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

                                 EXHIBIT INDEX


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

     10.7  1994 Amended and Restated Omnibus Incentive Plan (Exhibit 10.11.1 to the
           Registrant's Annual Report on Form 10-K for the period ended December 31, 1995, is hereby incorporated by reference).+
     10.8  Forms of Stock Option Agreement (Exhibit 10.15 to the Registrant's Registration
           Statement on Form S-1 (File No. 33-91176), effective June 14, 1995, is hereby incorporated by reference).+
   10.8.1  Forms of First Revised Stock Option Agreements (Exhibit 10.12.1 to the Registrant's
           Annual Report on Form 10-K for the period ended December 31, 1995, is hereby incorporated by reference).+
   10.8.2  Forms of Second Revised Stock Option Agreements (Exhibit 10.10.2 to the Registrant's
           Annual Report on Form 10-K for the period ended December 29, 1996, is hereby incorporated by reference).+
     10.9  1995 Non-Employee Directors' Stock Option Plan, as amended (Exhibit 10.13 to the
           Registrant's Annual Report on Form 10-K for the period ended December 31, 1995, is hereby incorporated herein by reference).+
    10.10  Form of Indemnification Agreement (Exhibit 10.16 to the Registrant's Registration
           Statement on Form S-1 (File No. 33-91176), effective June 14, 1995, is hereby incorporated by reference).
    10.11  1996 Employee Stock Purchase Plan (Exhibit 10.18 to the Registrant's Annual Report
           on Form 10-K for the period ended December 31, 1995, is hereby incorporated by reference).+
    10.12  Employment Agreement between the Company and Charles P. Harrison (Exhibit 10.19 to
           the Registrant's Annual Report on Form 10-K for the period ended December 31, 1995, is hereby incorporated by reference).+
    10.13  Stock and Asset Purchase Agreement, dated March 6, 1996, among Seramune, Inc. and
           Concho Biologics, Inc., a Delaware corporation and Southeastern Biologics, Inc.,
           Plasma Management, Inc., Concho Biologics, Inc., a Texas corporation, Daryl Burke,
           Richard Devoll and Adrian P. Scallan (Exhibit 2.1 to the Company's current report on
           Form 8-K, dated March 20, 1996, is hereby incorporated by reference).
    10.14  Purchase Agreement, dated March 6, 1997, among Serologicals Corporation, Seramune,
           Inc., Seronat Plasma, Inc., Nations Biologics, Inc., Decatur Plasma, Inc.,
           Bloomington Plasma, Inc., Lake Forest Plasma Center, Inc., Southwest Plasma Company,
           Inc., Riverfront Plasma Company, Inc., Green Street Biological Corp., Silver State
           Plasma Products, Inc., Rodney L. Savoy, Barry J. Heinen, Noel P. Dragon, Jr. and La
           Savoy Famille, L.C. (Exhibit 2.1 to the Company's Current Report on Form 8-K, dated
           March 21, 1997, is hereby incorporated by reference).
    10.15  Promissory Note, dated March 6, 1997 from the Company in favor of Rodney L. Savoy
           (Exhibit 99 to the Company's Current Report on form 8-K, dated March 21, 1997, is hereby incorporated by reference).
    10.16  Employment Agreement between the Company and Terence Dobson (Exhibit 10.1 to the
           Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 1996, is hereby incorporated by reference).+
    10.17  Serologicals Corporation 1996 UK Sharesave Scheme (Exhibit 10.9 to the Registrant's
           Annual Report on Form 10-K for the period ended December 29, 1996, is hereby incorporated by reference).+
    10.18  Employment Agreement between the Company and P. Anne Hoppe (Exhibit 10.1 to the
           Company's Quarterly Report on Form 10Q for the quarter ended June 29, 1997, is hereby incorporated by reference).+
    10.19  Employment Agreement between the Company and Toby L. Simon, M.D. (Exhibit 10.2 to the Company's Quarterly Report on Form 10Q for the quarter ended June 29, 1997, is hereby incorporated by reference).+
       21  Subsidiaries of the Company.*
     23.1  Consent of Arthur Andersen LLP.*
       27  Restated Financial Data Schedule for the fiscal quarters ended March 30, 1997, June
           29, 1997 and September 28, 1997.*
     27.1  Financial Data Schedule for the fiscal year ended December 28, 1997.*

     27.2  Restated Financial Data Schedule for the fiscal years ended December 31, 1995 and
           December 29, 1996 and the fiscal quarters ended March 31, 1996, June 30, 1996 and
           September 29, 1996*.


------------------------

*   Filed herewith

+  Compensatory Plan or Arrangement