Form 10-Q
period 1998-03-29
SEROLOGICALS CORP
filed 1998-05-13
CIK 767673

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC  20549


                                     FORM 10-Q

(Mark One)

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 29, 1998
                                         OR
 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from           to          .
                                      ---------    ---------
Commission file Number:  0-26126
                         -------
                              SEROLOGICALS CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                         Delaware                  58-2142225
             (State or other jurisdiction of   (I.R.S. Employer
             incorporation or organization)   Identification Number)

                780 Park North Blvd.
                     Suite 110
                 Clarkston, Georgia                 30021
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

                               Yes   X      No
                                    ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            Class                              Outstanding at May 8, 1998
Common Stock, $.01 par value per share                  15,864,254













                                INDEX

                SEROLOGICALS CORPORATION AND SUBSIDIARIES


PART I.

Item 1.  Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheets -
     December 28, 1997 and March 29, 1998. . . . . . . . . . . . . .  3

  Condensed Consolidated Statements of Income -
     For the quarters ended March 30, 1997 and March 29, 1998. . . .  4

  Condensed Consolidated Statements of Cash Flows -
     For the quarters ended March 30, 1997 and March 29, 1998. . . .  5

  Notes to Condensed Consolidated Financial Statements . . . . . . .6-8


Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations. . . . . . . . . . . . . . . 9-12

PART II.

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . 13

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13











                                    Page 2
PART I.

Item 1.  Financial Statements

                       SEROLOGICALS CORPORATION AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (In thousands)
                                     (Unaudited)

                                                December 28,     March 29,
                                                   1997            1998
                      ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                       $31,812          $25,335
 Trade accounts receivable, net                    9,991           16,814
 Inventories                                      10,154            9,675
 Other current assets                                865            3,345
                                                --------         --------
 Total current assets                             52,822           55,169
                                                --------         --------
PROPERTY AND EQUIPMENT, net                       13,682           14,315
                                                --------         --------
OTHER ASSETS:
 Goodwill, net                                    51,006           51,148
 Other, net                                        5,982            6,011
                                                --------         --------
 Total other assets                               56,988           57,159
                                                --------         --------
                                                $123,492         $126,643
                                                ========         ========

           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current maturities of long-term debt and
  capital lease obligations                       $2,352           $2,353
 Accounts payable                                  3,654            2,410
 Accrued liabilities                               8,493            9,624
 Deferred revenue                                    898              111
                                                --------         --------
 Total current liabilities                        15,397           14,498
                                                --------         --------
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS,
  less current maturities                          4,446            3,090
                                                --------         --------
OTHER LIABILITIES                                    364              105
                                                --------         --------
STOCKHOLDERS' EQUITY:
Common stock                                         157              158
Additional paid-in capital                        75,536           77,493
Retained earnings                                 27,370           31,199
Accumulated other comprehensive income               222              100
                                                --------         --------
Total stockholders' equity                       103,285          108,950
                                                --------         --------
                                                $123,492         $126,643
                                                ========         ========


The accompanying notes are an integral part of these condensed consolidated balance sheets.

                                    Page 3


                     SEROLOGICALS CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (In thousands, except share and per share amounts)
                                   (Unaudited)

                                                     Quarter Ended
                                                     -------------
                                               March 30,       March 29,
                                                 1997            1998
                                               --------        --------
Net sales                                       $19,903        $29,434
Costs and expenses:
Cost of sales                                    12,078         19,139
Selling, general and administrative expenses      2,940          3,507
Product development expenses                        555            334
Other expense, net                                  481            686
Interest income, net                               (159)          (273)
                                                 ------         ------
Income before income taxes                        4,008          6,041
Provision for income taxes                        1,482          2,212
                                                 ------         ------
Net income                                       $2,526         $3,829
                                                 ======         ======
Net income per common share

  Basic                                          $0.18           $0.24
                                                 ======         ======
  Diluted                                        $0.17           $0.23
                                                 ======         ======
Weighted average shares

  Basic                                      14,125,963     15,725,503
                                             ==========     ==========
  Diluted                                    15,081,047     17,110,728
                                             ==========     ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                     Page 4
                    SEROLOGICALS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In thousands)
                                     (Unaudited)
                                                         Quarter Ended
                                                     March 30,     March 29,
                                                      1997          1998
                                                     --------      --------
Operating activities:
  Net income                                          $2,526        $3,829
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
  Depreciation and amortization                        1,033         1,233
  Deferred income tax provision (benefit)                 77          (263)

  Changes in operating assets and liabilities,
   net of acquisitions of businesses
   Trade accounts receivable, net                    (1,906)       (6,397)
   Inventories                                       (1,040)          455
   Other current assets                                 326          (216)
   Accounts payable                                    (476)       (1,224)
   Accrued expenses                                     527         1,780
   Deferred revenue                                     116          (786)
                                                    -------        -------
    Total adjustments                                (1,343)       (5,418)
                                                    -------        -------
      Net cash provided by (used in)
       operating activities                           1,183        (1,589)
                                                    -------        -------
Investing activities:
  Purchases of property and equipment                  (506)       (1,338)
  Acquisitions of businesses, net of cash acquired  (10,282)       (1,444)
  Other                                                 (15)       (2,398)
                                                    -------        -------
      Net cash used in investing activities         (10,803)       (5,180)
                                                    -------        -------

Financing activities:
  Payments on long-term debt and capital
   lease obligations                                    (13)          (22)
  Proceeds from employee stock plans                     33           314
                                                    -------        -------
      Net cash provided by financing activities          20           292
                                                    -------        -------

Net decrease in cash and cash equivalents            (9,600)       (6,477)
Cash and cash equivalents, beginning of period       21,232        31,812
                                                    -------        -------
Cash and cash equivalents, end of period            $11,632       $25,335
                                                    =======       ========


Supplemental Disclosures:
Interest Paid                                           $76           $68
Taxes Paid                                           $1,080          $674


The accompanying notes are an integral part of these condensed consolidated financial statements.

                          SEROLOGICALS CORPORATION AND SUBSIDIARIES
                      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     MARCH 29, 1998
                                       (UNAUDITED)

1.     ORGANIZATION AND BASIS OF PRESENTATION

     Organization
     Serologicals Corporation (the "Company") is a leading worldwide provider of specialty human antibody-based products and services to major healthcare companies. The Company's services, including donor recruitment, donor management and clinical testing services, enable the Company to provide value-added, antibody-based products that are used as the active ingredients in therapeutic and diagnostic pharmaceutical products. As of May 8, 1998, the Company operated 64 sites, 16 of which are donor centers specializing in the collection of specialty antibodies, 47 of which are donor centers which primarily collect IVIG antibodies from which a number of products are produced and one of which is a clinical trial site dedicated to the management and performance of clinical trials for the pharmaceutical industry. The Company is also engaged in the development, manufacturing and sale of monoclonal antibodies at its facilities in the United Kingdom.

     Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, to present fairly the Company's financial position, results of operations and cash flows at the dates and for the periods presented. Interim results of operations are not necessarily indicative of results to be expected for a 12-month period. The interim financial statements should be read in conjunction with the audited consolidated financial statements as of December 28, 1997 and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 28, 1997.

     Earnings Per Share
     As of December 28, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" ("SFAS No. 128"), which requires a dual presentation of basic earnings per share and diluted earnings per share on the face of the consolidated statements of income. As a result, earnings per share for the quarter ended March 30, 1997 has been restated to comply with the provisions of SFAS No. 128. SFAS No. 128 replaces the traditional presentations of primary earnings per share and fully diluted earnings per share with basic earnings per share and diluted earnings per share,respectively. Basic earnings per share excludes the dilutive effect of stock options, warrants, convertible indebtedness and similar instruments while diluted earnings per share is computed similarly to fully diluted earnings per share. The impact of adopting SFAS No. 128 was an increase to basic earnings per share of $0.01 over the previously reported primary earnings per share for the quarter ended March 30, 1997. Reported diluted earnings per share is the same as the Company's previously reported primary earnings per share.

     The following table sets forth a reconciliation of basic earnings per share to diluted earnings per share (in thousands, except earnings per share ("EPS") amounts):


                                  1997                        1998
                        --------------------------  -------------------------
                        Income   Shares    EPS       Income   Shares     EPS
                        --------------------------  -------------------------
Basic EPS               $2,526   14,126  $  0.18    $3,829    15,726  $  0.24

Dilutives:
Stock options/ warrants	    --      901                 --     1,052

Convertible notes           42       54                 45       333
                        -------------------------  -------------------------
Diluted EPS             $2,568   15,081  $  0.17    $3,874    17,111 $  0.23
                        =========================  =========================


     Revenue Recognition and Deferred Revenue
     The Company records revenue when title and the full risk of ownership are transferred to the customer, which generally occurs when products are shipped. On occasion and at the request of its customers, the Company may enter into "bill and hold" arrangements whereby the earnings process is complete but the customer has elected to not take physical delivery of the product due to storage or other constraints. Such transactions are generally recognized as revenue when the arrangement is at the request of the customer, is represented by a fixed, written commitment and includes a fixed schedule for the delivery of the product, among other criteria. Furthermore, the Company may also receive advance payments from customers for future delivery of products that do not meet the criteria of "bill and hold" sales. The revenue related to these advance payments is deferred and generally recognized when the products are shipped.

     Comprehensive Income
     As of December 29, 1997, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes new rules for the reporting of "comprehensive income", which is the total of net income and all other non-owner changes in stockholders' equity. During the first quarter of 1997 and 1998, total comprehensive income amounted to $2,437,000 and $3,707,000, respectively, which, in addition to net income, includes unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. The adoption of SFAS No. 130 had no effect on the Company's net income. Prior year amounts have been reclassified to conform to the requirements of SFAS No. 130.

2.  ACQUISITIONS

     On March 27, 1998, the Company acquired substantially all of the assets of Therapeutics, Inc., which operated a site in New Jersey engaged in the performance of clinical trials for pharmaceutical companies. Subsequent to quarter-end, on March 30, 1998, the Company acquired substantially all of the assets of Allied Plasma Products, Inc., which operated four non-specialty donor centers in Ohio and Indiana. Both of these acquisitions were accounted for as purchases in accordance with APB No. 16, and accordingly, the purchase prices have been preliminarily allocated to the net tangible and identifiable intangible assets acquired based on their estimated fair values as of the acquisition dates. The excess of the cost over the estimated fair values of the net tangible and identifiable intangible assets acquired has been preliminarily allocated to goodwill.

3.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long-term debt and capital lease obligations at December 28, 1997 and March 29, 1998 consisted of the following (in thousands):

                                                December 28,       March 29,
                                                  1997              1998
                                                -----------        ---------
   $4.0 million convertible subordinated note
   payable, interest at 4.5% payable quarterly
   commencing July 1, 1997; maturing on
   March 7, 2002                                   $4,000            $2,667

   $2.55 million convertible subordinated note
   payable, interest payable quarterly at 4.0%;
   principal payable on September 23, 2000          2,550             2,550

   Capital lease obligations at varying interest
   rates and terms, maturing through 2001             141               126

   Other notes at varying interest rates and terms
   maturing through December 1998                     107               100
                                                   ------            ------
                                                    6,798             5,443
   Less current maturities                          2,352             2,353
                                                   ------            ------
                                                   $4,446            $3,090
                                                   ======            ======

     During the first quarter of 1998 and pursuant to the terms of the related note agreement, the holder of a convertible promissory note in the original principal amount of $4.0 million opted to convert $1.33 million principal amount of the note into approximately 71,000 shares of the Company's common stock.

4.  RECENT ACCOUNTING PRONOUNCEMENTS

     In July 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131, which supersedes SFAS Nos. 14, 18, 24 and 30, establishes new standards for segment reporting, using the "management approach," in which reportable segments are based on the same criteria on which management disaggregates a business for making operating decisions and assessing performance. The Company is in the process of evaluating SFAS No. 131 and its impact and will adopt the standard for its full 1998 fiscal year.

5.  SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

The following non-cash investing and financing transactions were entered into during the quarters ended March 30, 1997 and March 29, 1998 (in thousands):


                                                   Quarter Ended
                                               -----------------------
                                               March 30,     March 29,
                                                  1997         1998
                                               ---------     ---------

Issuance of promissory note as acquisition
 Consideration                                     $4,000        --
Conversion of promissory note into common
 Stock                                                 --    $1,333

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

     This Quarterly Report on Form 10-Q contains certain "forward looking statements" within the meaning of the Private Securities Litigation Reform
Act of 1995, which generally can be identified by the use of terms such as "may," "expect," "anticipate," "intend," "estimate," "believe," "continue" or similar variations or the negative thereof. These forward looking statements include, without limitation, statements regarding the impact to the Company and its customers, and the duration of such impact, of changing regulatory and industry standards, including the impact of the delay in the validation of a customer's laboratory testing facility; the level of capital expenditures during 1998; and the sufficiency of capital and liquidity to fund operations, capital expenditures and the Company's acquisition strategy. These forward looking statements are subject to certain risks and uncertainties, such as changes in the economy or market conditions, changes in government policy or regulations and other factors discussed in Part I of the Company's Annual Report on Form 10-K for the year ended December 28, 1997, which could cause actual results to differ materially.

Recent Developments

     Increasing regulatory scrutiny continues to be a significant factor shaping the industry, resulting in more detailed and frequent FDA inspections of the Company's and its customers' operations, a potentially greater number of observations, deficiency notices and warning letters per inspection, and more product recalls and temporary or permanent closures of facilities. One factor contributing to this trend is the FDA's implementation of a new approach to inspections of donor centers and manufacturing facilities, including the Company's customers', entitled "Team Biologics". Under this new approach, substantially all such inspections are performed by highly trained field investigators who focus more extensively on the FDA's current good manufacturing practices (cGMP) and the Quality Assurance guidelines adopted by the FDA in This approach was first applied to the plasma fractionation industry and subsequently to other biologic product areas, including the Company's operations. Several large fractionators, including certain of the Company's customers, have been affected in varying degrees, from complete shutdowns of manufacturing facilities to operating under a consent decree to bring their facilities into compliance. Furthermore, certain manufacturers are currently experiencing a longer than anticipated
FDA approval process of new, relocated or expanded manufacturing and testing facilities. Specifically, the Company's largest customer has experienced significant delays in the validation, or approval, of its relocated laboratory testing facility. To mitigate the impact of this delay, the Company has in certain instances been able to transfer the mandatory viral marker testing to its own, recently expanded, laboratory, but in certain instances has been required to arrange testing services from other qualified third party sources.

     The Company believes that any adverse impact it has experienced or may continue to experience as a result of the factors described above, including decreased production of IVIG antibodies and delayed or reduced shipments thereof, will be short-term in nature. However, there can be no assurance that any future impact related to these factors will not have a material adverse effect on the Company or its operations.

Results of Operations

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

The following table sets forth certain operating data of the Company as a percentage of net sales for the quarters indicated below:


                                                     Quarter Ended
                                                 --------------------
                                                 March 30,  March 29,
                                                   1997       1998
                                                 --------   --------
  Net sales                                        100.0%     100.0%
  Gross profit                                      39.3       35.0
  Selling, general and administrative expenses      14.8       11.9
  Product development                                2.8        1.1
  Net income                                        12.7       13.0


Quarters Ended March 30, 1997 and March 29, 1998

     Net sales increased 47.9%, or $9.5 million, from $19.9 in 1997 to $29.4 million in 1998. Of the increase, approximately $5.2 million related to the full-quarter effect of acquisitions completed during 1997. The remainder of the increase, or approximately $4.3 million, resulted from increased sales of specialty antibodies, most significantly anti-D, and, to a lesser extent, antibodies for hepatitis and respiratory syncytial virus (RSV), offset in part by a decrease in sales of non-specialty IVIG antibodies at donor centers owned during both full quarters. The increase in sales of anti-D antibodies was due primarily to increased production and to a lesser extent, price increases, and also included a carryover of certain shipments from the fourth quarter of 1997. The decrease in sales of IVIG antibodies was primarily a result of reduced production associated with the delays a major customer is experiencing in validating and obtaining FDA approval of its relocated laboratory testing facility.

     During the first quarter of 1998, therapeutic and diagnostic antibodies represented approximately 83% and 17% of net sales, respectively, versus 79% and 21%, respectively, in the first quarter of 1997.

     Gross profit increased 31.6%, or $2.5 million, from $7.8 million in the first quarter of 1997 to $10.3 million during 1998. The majority of the increase, or approximately $1.6 million, was primarily attributable to additional sales of anti-D antibodies, offset in part by lower margins on non-specialty, IVIG antibodies. The remainder of the increase, or approximately $870,000, related to acquisitions completed during 1997.
Gross profit as a percentage of net sales ("gross margin") decreased from 39.3% in 1997 to 35.0% in 1998, primarily as a result of nonrecurring expenses incurred in training donor center and other personnel on new customer and laboratory protocols and the resulting underabsorption of fixed overhead costs due to lower production volume during such time.
This expense was incurred primarily as a result of transitioning certain donor centers to new customers or new laboratory testing facilities, including the Company's, primarily as a result of the continued delay in the validation of a major customer's laboratory. Gross margins were also affected by a decrease in relatively higher margin diagnostic antibodies as a percentage of total net sales.

     Selling, general and administrative expenses increased 19.3%, or $567,000, from $2.9 million in the first quarter of 1997 to $3.5 million in 1998. The increase was primarily attributable to a larger regulatory, information systems and general corporate infrastructure needed to support the Company's acquisitions and internal growth. However, selling, general and administrative expenses, as a percentage of net sales, decreased from 14.8% to 11.9% as the Company continued to effectively leverage its corporate infrastructure relative to increased production and the acquisitions completed during 1997.

     Product development expenses decreased $221,000, or 39.8%, from $555,000 in 1997 to $334,000 in 1998, due primarily to a reduction in expenditures relating to the development of a therapeutic monoclonal anti-D product, offset by certain expenditures incurred in the Company's development of clinical trial site management services. As a result, product development expenses as a percentage of net sales decreased from 2.8% in 1997 to 1.1%
in 1998.

     Other expense, which consists primarily of amortization expense, increased $205,000, or 42.6%, from $481,000 in 1997 to $686,000 in 1998, substantially all due to the amortization of goodwill and other intangible assets resulting from acquisitions completed during 1997.

     Interest income, net increased 71.7%, or $114,000, from $159,000 in 1997 to $273,000 in 1998, due primarily to higher cash balances and lower debt outstanding in the first quarter of 1998 versus the comparable period a year earlier.


Liquidity and Capital Resources

          The following table sets forth certain indicators of financial condition and liquidity of the Company as of December 28, 1997 and
March 29, 1998:
                                            December 28,   March 29,
                                                1997         1998
                                            -----------    ---------
  Cash and cash equivalents                    $31,812      $25,335
  Working capital                               37,425       40,671
  Total long-term debt and capital lease
  Obligations                                    6,798        5,443
  Stockholders' equity                         103,285      108,950
  Total debt to equity ratio                      6.6%         5.0%

     The Company has three principal sources of near-term liquidity:
(i) existing cash and cash equivalents; (ii) cash generated by operations, and (iii) borrowing capacity under the Revolver (as defined below). Management believes the Company's liquidity and capital resources are sufficient to meet its working capital, capital expenditure and other anticipated cash requirements over the next twelve months and will be available for use in its acquisition strategy. However, the Company anticipates that future acquisition and growth opportunities may require supplementary funding, including the issuance of equity or debt securities.

     Net cash used in operating activities in 1998 was $1.6 million as compared to net cash provided by operating activities of $1.2 million in the prior year, or a decrease of $2.8 million. This decrease was primarily attributable to an increased investment in working capital of approximately $3.9 million over the prior year and an increased deferred tax benefit of $340,000 offset by increased net income of $1.3 million and $200,000 of additional non-cash depreciation and amortization expense.
The increased investment in working capital was in large part due to a larger increase in accounts receivable of $4.5 million, resulting from both increased sales volume and the timing of sales, a significant amount of which occurred in the last month of the quarter, as well as the timing of the receipt of payments from large customers. Days revenue in accounts receivable did not increase materially at March 29, 1998 as compared to March 30, 1997.

     Net cash used in investing activities during the first quarter of 1998 was $5.2 million as compared to $10.8 in 1997. Investing activities in 1997 primarily consisted of the acquisition of Nations Biologics, Inc. and its affiliates and capital expenditures. Investing activities in 1998 consisted primarily of the acquisition of Therapeutics, Inc. and capital expenditures.

     Capital expenditures relate primarily to the Company's facilities, related equipment and information systems. The level of capital expenditures is expected to increase during the remainder of 1998 as the Company continues the expansion and upgrading of its information systems. The Company expects that capital expenditures for the remainder of the year will be financed primarily with cash on hand and cash provided by operations.

     The Company had no significant cash financing activities during the first quarter of 1998 or 1997.

     Total long-term debt and capital lease obligations were $5.4 million at March 29, 1998, a decrease of approximately $1.4 million from December 28, 1997. This decrease was primarily due to the conversion of a $1.3 million principal portion of a $4.0 million promissory note into the Company's common stock.

     The Company has a revolving credit facility with a bank (the "Revolver"), which provides for total borrowing capacity of $35 million, $30 million of which may be used for acquisitions. There were no amounts outstanding under the Revolver at March 29, 1998.

PART II.

Item 6.  Exhibits and Reports on Form 8-K

       a.  Exhibits:

           Exhibit 27:  Financial Data Schedule



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SEROLOGICALS CORPORATION
                                           (Registrant)


Date:  May 13, 1998                  By:   /s/ Russell H. Plumb//
                                           ----------------------
                                               Russell H. Plumb
                                               Vice President/Chief Financial
                                               Officer (Principal Financial and
                                               Accounting Officer)