Form 10-Q
period 1998-06-28
SEROLOGICALS CORP
filed 1998-08-12
CIK 767673

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549


                            FORM 10-Q

(Mark One)

 /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 28, 1998
                                  OR
 / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from            to
                                      -----------   ------------.
Commission file Number:  0-26126

                        SEROLOGICALS CORPORATION
          (Exact Name of Registrant as Specified in its Charter)

               Delaware                        58-2142225
    (State or other jurisdiction of        (I.R.S. Employer
     incorporation or organization)      Identification Number)

           780 Park North Blvd.
               Suite 110
           Clarkston, Georgia                     30021
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

                         Yes   X      No
                             -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                 Class                  Outstanding at August 5, 1998
Common Stock, $.01 par value per share                16,054,027

                                   INDEX

                  SEROLOGICALS CORPORATION AND SUBSIDIARIES


PART I.

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets -
     December 28, 1997 and June 28, 1998. . . . . . . . . . . . . .3

Condensed Consolidated Statements of Income -
     For the three and six months ended June 29,
     1997 and June 28, 1998 . . . . . . . . . . . . . . . . . . . .4

Condensed Consolidated Statements of Cash Flows -
     For the six months ended June 29, 1997 and
     June 28, 1998. . . . . . . . . . . . . . . . . . . . . . . . .5

Notes to Condensed Consolidated Financial Statements. . . . . . .6-9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . 10-14

Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk . . . . . . . . . . . . . . . . . . . . . . .14

PART II.

Item 4.  Submission of Matters to a Vote of Security Holders. . . 15
Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . 15

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

PART I.

Item 1.  Financial Statements

                SEROLOGICALS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                         (In thousands)
                           (Unaudited)
                                               December 28,   June 28,
                                                 1997         1998
                                                ------       ------
                ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                      $31,812      $28,164
 Trade accounts receivable, net                   9,991       18,061
 Inventories                                     10,154       12,220
 Other current assets                               865        3,724
                                                -------      -------
 Total current assets                            52,822       62,169
                                                -------      -------
PROPERTY AND EQUIPMENT, net                      13,682       15,051
                                                -------      -------
OTHER ASSETS:
 Goodwill, net                                   51,006       52,896
 Other, net                                       5,982        6,239
                                                -------      -------
 Total other assets                              56,988       59,135
                                                -------      -------
                                               $123,492     $136,355
                                                =======      =======
 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current maturities of long-term
 debt and capital lease obligations             $ 2,352     $ 2,352
 Accounts payable                                 3,654       4,320
 Accrued liabilities                              8,493       9,123
 Deferred revenue                                   898         108

                                                -------     -------
 Total current liabilities                       15,397      15,903
                                                -------     -------
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS,
 less current maturities                          4,446       3,074
                                                -------     -------
 OTHER LIABILITIES                                  364         183
                                                -------     -------
STOCKHOLDERS' EQUITY:
 Common stock                                       157         161
 Additional paid-in capital                      75,536      81,856
 Retained earnings                               27,370      35,293
 Accumulated other comprehensive income             222        (115)
                                                -------     -------
 Total stockholders' equity                     103,285     117,195
                                                -------     -------
                                               $123,492    $136,355
                                                =======     =======

   The accompanying notes are an integral part of these condensed
                     Consolidated balance sheets.

              SEROLOGICALS CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (in thousands, except share and per share data)
                              (Unaudited)

                             Six Months Ended     Three Months Ended
                             ----------------     ------------------
                            June 29,   June 28,   June 29, June 28,
                              1997      1998        1997     1998
                            --------- --------    -------- --------
Net sales                    $45,962  $59,670     $26,059  $30,236
Costs and expenses:
 Cost of sales                29,211   38,528      17,133   19,389
 Selling, general and
  administrative expenses      6,204    7,023       3,264    3,516
 Product development expenses  1,000      745         445      411
 Interest income, net           (224)    (372)        (65)     (99)
 Other expense, net            1,077    1,460         596      774

                              ------   ------      ------   ------
 Income before income taxes    8,694   12,286       4,686    6,245
 Provision for income taxes    3,196    4,363       1,714    2,151
                              ------   ------      ------   ------
Net income                    $5,498   $7,923      $2,972   $4,094
                              ======   ======      ======   ======
Net income per common share:
  Basic                        $0.38    $0.50       $0.20    $0.26
                              ======   ======      ======   ======
  Diluted                      $0.36    $0.47       $0.19    $0.24
                              ======   ======      ======   ======
Weighted average common
and common equivalent
shares outstanding:
  Basic                  14,375,163 15,829,664   14,587,805 15,933,990
  Diluted                15,359,971 17,164,717   15,620,080 17,234,164



      The accompanying notes are an integral part of these condensed consolidated statements.

             SEROLOGICALS CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In thousands)
                         (Unaudited)
                                               Six Months Ended
                                               ----------------
                                               June 29,  June 28,
                                                 1997     1998
                                                 ----     ----
Operating activities:
Net income                                      $5,498   $7,923
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                  2,231    2,685
  Deferred income tax provision (benefit)          178     (103)
Changes in operating assets and liabilities,
 net of acquisitions of businesses:
   Trade accounts receivable, net               (2,742)  (7,558)
   Inventories                                    (372)  (1,871)
   Other current assets                           (116)    (800)
   Accounts payable                             (1,214)     624
   Accrued expenses                                830    2,355
   Deferred revenue                               (383)    (865)
                                                -------  -------
    Total adjustments                           (1,588)  (5,533)
                                                -------  -------
      Net cash provided by operating activities  3,910    2,390
                                                -------  -------
Investing activities:
Purchases of property and equipment              (1,697) (2,398)
Acquisitions of businesses, net of cash acquired(10,020) (4,519)
Other                                               (62) (2,570)
                                                -------- -------
      Net cash used in investing activities     (11,779) (9,487)
                                                ======== =======
Financing activities:
Proceeds from issuance of long-term debt            230      --
Payments on long-term debt and capital
lease obligations                                  (108)    (39)
Proceeds from employee stock plans                  886   3,488
                                                 ------- -------
      Net cash provided by financing activities   1,008   3,449
                                                 ------- -------
Net decrease in cash and cash equivalents        (6,861) (3,648)
Cash and cash equivalents, beginning of period   21,232  31,812
                                                 ------- -------
Cash and cash equivalents, end of period        $14,371 $28,164
                                                 ======= =======

Supplemental Disclosures:
Interest Paid                                      $146     $77
Taxes Paid                                       $3,523  $2,696


   The accompanying notes are an integral part of these condensed consolidated financial statements.

             SEROLOGICALS CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 28, 1998
                        (UNAUDITED)

1.  ORGANIZATION AND BASIS OF PRESENTATION

     Organization
     Serologicals Corporation (the "Company") is a leading worldwide provider of specialty human antibodies and related services to major healthcare companies. The Company's services, including donor recruitment, donor management and clinical testing services, enable the Company to provide value-added antibodies that are used as the active ingredients in therapeutic and diagnostic pharmaceutical products. As of August 5, 1998, the Company operated 64 sites, 16 of which are donor centers specializing in the collection of specialty antibodies, 47 of which are donor centers that primarily collect IVIG antibodies from which a number of products are produced and one of which is a clinical trial site dedicated to the management and performance of clinical trials for the pharmaceutical industry. The Company is also engaged in the development, manufacturing and sale of monoclonal antibodies at its facilities in the United Kingdom.


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

     Earnings Per Share
     As of December 28, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" ("SFAS No. 128"), which requires a dual presentation of basic earnings per share and diluted earnings per share on the face of the consolidated statements of income. As a result, earnings per share for the three and six months ended June 29, 1997 has been restated to comply with the provisions of SFAS No. 128. SFAS No. 128 replaces the traditional presentations of primary earnings per share and fully diluted earnings per share with basic earnings per share and diluted earnings per share, respectively. Basic earnings per share excludes the dilutive effect of stock options, warrants, convertible indebtedness and similar instruments while diluted earnings per share is computed similarly to fully diluted earnings per share. The impact of adopting SFAS No. 128 was an increase to basic earnings per share of $0.01 and $0.02 over the previously reported primary earnings per share for the three and six months ended June 29, 1997, respectively. Reported diluted earnings per share is the same as the Company's previously reported primary earnings per share.

     The following table sets forth a reconciliation of basic earnings per share to diluted earnings per share (in thousands, except per share amounts):

                                Six Months        Three Months
                                   Ended              Ended
                             -----------------  ----------------
                             June 29,  June 28, June 29, June 28,
                               1997     1998     1997      1998
                             --------  -------  -------- -------
Net income, as reported      $5,498   $7,923    $2,972    $4,094

Effect of dilutive
securities:
  Convertible notes              58       71        29       36
                             ------   ------    ------   ------
Net income, assuming
full dilution                $5,556   $7,994    $3,001   $4,130
                             ======   ======    ======   ======

Common shares, basic         14,375   15,830    14,588   15,934

Effect of dilutive
securities:
  Convertible notes             134      299       213      264
  Stock options and
Warrants                        851    1,035       819    1,036
                             ------   ------    ------   ------
Common shares,
assuming full
dilution                     15,360   17,164    15,620   17,234
                             ======   ======    ======   ======
Net income per share
  Basic                       $0.38    $0.50     $0.20    $0.26
                             ======   ======    ======   ======
  Diluted                     $0.36    $0.47     $0.19    $0.24
                             ======   ======    ======   ======

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

     Comprehensive Income
     As of December 29, 1997, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS No. 130 establishes new rules for the reporting of "comprehensive income", which is the total of net income and all other non-owner changes in stockholders' equity. The adoption of SFAS No. 130 had no effect on the Company's net income. Prior year amounts have been reclassified to conform to the requirements of SFAS No. 130.

     The following table sets forth the calculation of the Company's comprehensive income for the periods indicated below (in thousands):

                                  Six Months Ended  Three Months Ended
                                  ----------------- ------------------
                                  June 29, June 28,  June 29, June 28,
                                     1997     1998     1997     1998
                                   ------    ------   ------    -----
Net income, as reported            $5,498    $7,923   $2,972   $4,094
Other comprehensive income (loss),
 net of tax:
  Foreign currency translation
  adjustments                         (42)      (69)      47     (107)

  Unrealized losses on securities      --      (268)      --     (108)
                                    -----     -----    -----    -----
Other comprehensive income (loss),
 net of tax                           (42)     (337)      47     (214)
                                    -----     -----     -----    -----
Comprehensive income               $5,456    $7,596   $3,019   $3,880
                                    =====     =====    =====    =====

2.  ACQUISITIONS
     On March 27, 1998, the Company acquired substantially all of the assets of Therapeutics, Inc., which operated a site in New Jersey engaged in the performance of clinical trials for the pharmaceutical industry. On March 30, 1998, the Company acquired substantially all of the assets of Allied Plasma Products, Inc., which operated four non-specialty donor centers in Ohio and Indiana. Both of these acquisitions were accounted for as purchases in accordance with APB No. 16, and accordingly, the purchase prices have been preliminarily allocated to the net tangible and identifiable intangible assets acquired based on their estimated fair values as of the acquisition dates. The excess of the cost over the estimated fair values of the net tangible and identifiable intangible assets acquired has been preliminarily allocated to goodwill.

3.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
     Long-term debt and capital lease obligations at December 28, 1997 and June 28, 1998 consisted of the following (in thousands):

                                             December 28, June 28,
                                                 1997      1998
                                             ---------  ---------
$4.0 million convertible subordinated note
payable, interest at 4.5% payable quarterly
commencing July 1, 1997; maturing on
March 7, 2002                                  $4,000     $2,667

$2.55 million convertible subordinated note
payable, interest payable quarterly at 4.0%;
principal payable on September 23, 2000         2,550      2,550

Capital lease obligations at varying interest
rates and terms, maturing through 2001            141        109

Other notes at varying interest rates
and terms maturing through December 1998          107        100
                                                -----      -----
                                                6,798      5,426
Less current maturities                         2,352      2,352
                                                -----      -----
                                               $4,446     $3,074
                                                =====      =====

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

5.  SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

     The following non-cash investing and financing transactions were entered into during the six months ended June 29, 1997 and June 28, 1998 (in thousands):

                                          Six Months Ended
                                         -------------------
                                          June 29,  June 28,
                                            1997     1998
                                           ------   ------
Issuance of promissory note as
 acquisition consideration                $4,100    $   --
Conversion of promissory note
 into common stock                        $3,500    $1,333

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

     This Quarterly Report on Form 10-Q contains certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which generally can be identified by the use of terms such as "may," "expect," "anticipate," "intend," "estimate," "believe," "continue" or similar variations or the negative thereof. These forward looking statements include, without limitation, statements regarding the impact on the Company and its customers, and the duration of such impact, of changing regulatory and industry standards, including the impact of the delay in the validation of a customer's laboratory testing facility; current supply and demand factors and this effect on the Company's long-term growth prospects; the level of capital expenditures during 1998; the impact of the Year 2000 issue, the ability of the Company to achieve Year 2000 compliance and the related cost to achieve such compliance; and the sufficiency of capital and liquidity to fund operations, capital expenditures and the Company's acquisition strategy. These forward looking statements are subject to certain risks and uncertainties, such as changes in the economy or market conditions, the Company's ability to recruit and retain sufficient numbers of qualified donors, changes in government policy or regulations and other factors discussed in Part I of the Company's Annual Report on Form 10-K for the year ended December 28, 1997, which could cause actual results to differ materially.

Recent Developments

     Increasing regulatory scrutiny continues to be a significant factor shaping the industry, resulting in more detailed and frequent Food and Drug Administration (FDA) inspections of the Company's and its customers' operations, a potentially greater number of observations, deficiency notices and warning letters per inspection, and more product recalls and temporary or permanent closures of facilities. One factor contributing to this trend is the FDA's implementation of a new approach to inspections of donor centers and manufacturing facilities, including the Company's customers, entitled "Team Biologics". Under this new approach, substantially all such inspections are performed by highly trained field investigators who focus more extensively on the FDA's current good manufacturing practices (cGMP) and the Quality Assurance guidelines adopted by the FDA in 1995. This approach was first applied to the plasma fractionation industry and subsequently to other biologic product areas, including the Company's operations. Several large fractionators, including certain of the Company's customers, have been affected in varying degrees, from complete shutdowns of manufacturing facilities to operating under a consent decree to bring their facilities into compliance. Furthermore, the Company believes certain manufacturers are currently experiencing a longer than anticipated FDA approval process of new, relocated or expanded manufacturing and testing facilities. Specifically, the Company's largest customer has experienced a significant and indeterminate delay in the validation, or approval, of its relocated laboratory testing facility. To mitigate the impact of this delay, the Company has transferred the mandatory viral marker testing to alternative testing facilities, including its own, recently expanded, laboratory.

     Another trend the industry is currently experiencing is the continuing imposition of more rigorous donor screening standards by the FDA, the Company's customers and certain industry trade organizations. Such new standards, including age restrictions, the elimination of one-time and certain other infrequent donors and the introduction of new testing techniques have reduced the pool of, and increased the competition for, potential donors. However, current demand for many of the antibodies the Company offers has increased for a variety of reasons, including increased demand for the end products into which they are manufactured, expanded use of the various end products and increased manufacturing capacity of certain fractionators as they are able to bring their facilities into compliance.

     The Company believes that any adverse impact it has experienced or may continue to experience as a result of the factors described above, including decreased collections of antibodies and delayed or reduced shipments thereof, will be short-term in nature. Furthermore, the Company believes that the current supply and demand factors affecting the industry may serve to enhance its long-term growth prospects. However, there can be no assurance that any future impact related to these factors will not have a material adverse effect on the Company or its operations.

Results of Operations

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

     The following table sets forth certain operating data of the Company as a percentage of net sales for the periods indicated below.

                         Six months ended    Three months ended
                         ----------------    ------------------
                          June 29, June 28,   June 29,  June 28,
                           1997      1998      1997      1998
                          ------    ------    ------    ------
Net sales                 100.0%    100.0%    100.0%    100.0%
Gross profit               36.4%     35.4%     34.3%     35.9%
Selling, general and
 administrative expenses   13.5%     11.8%     12.5%     11.6%
Product development
 Expenses                   2.2%      1.2%      1.7%      1.4%
Net income                 12.0%     13.3%     11.4%     13.5%


Three Months Ended June 29, 1997 and June 28, 1998

     Net sales increased 16.0%, or $4.2 million, from $26.0 million in 1997 to $30.2 million in 1998. Of the increase, approximately
$2.6 million resulted from additional sales of specialty antibodies, primarily anti-D, monoclonal and clinical diagnostic antibodies. This increase was offset in part by small decreases in certain product lines, including anti-cytomegalovirus (anti-CMV), a product of which the Company does not expect significant sales beyond 1998. The remainder of the increase, or approximately $1.6 million, related to the full-quarter effect of acquisitions completed during the last six months of 1997 and the first six months of 1998. The increase in sales of anti-D antibodies was due primarily to increased production and to a lesser extent, price increases. Net sales of the Company's therapeutic and diagnostic product lines increased 14.2% and 18.5%, respectively, over the second quarter of 1997.

     During the second quarter of 1998 and 1997, therapeutic antibodies represented approximately 82% and 83% of net sales, respectively, while combined net sales of diagnostic antibodies and revenues from clinical trials represented 18% and 17%, respectively.

     Gross profit increased 21.5%, or $1.9 million, from $8.9 million in the second quarter of 1997 to $10.8 million during 1998. The increase was primarily attributable to additional sales of, and higher margins on, anti-D monoclonal and clinical diagnostic antibodies, offset in part by lower margins on non-specialty, IVIG antibodies.
The higher margins on diagnostic antibody sales were primarily attributable to a favorable product mix. Gross profit as a percentage of net sales ("gross margin") increased from 34.3% in 1997 to 35.9% in 1998, primarily as a result of the aforementioned favorable product - mix. The increase in gross margins was offset in part by the under-absorption of fixed costs resulting from lower production at many of the Company's non-specialty donor centers. This decrease in production was caused in part by the transitioning of the testing of a large portion of the Company's non-specialty antibodies from a customer's laboratory facility to alternative facilities, including the Company's own laboratory.

     Selling, general and administrative expenses increased 7.7%, or $252,000, from $3.3 million in the second quarter of 1997 to $3.5 million in 1998. The increase was primarily attributable to a larger regulatory, sales and marketing and general corporate infrastructure needed to support the Company's acquisitions and internal growth. However, selling, general and administrative expenses, as a percentage of net sales, decreased from 12.5% to 11.6% as the Company continued to effectively leverage its corporate infrastructure relative to increased production and recent acquisitions.

     Product development expenses, which relate primarily to the development of monoclonal antibodies and expenditures incurred in the Company's development of clinical trial site management services, decreased 7.6%, or $34,000, from $445,000 in 1997 to $411,000 in 1998.

     Other expense, which consists primarily of amortization expense, increased $178,000, or 29.9%, from $596,000 in 1997 to $774,000 in
1998, substantially all due to the increase in amortization of goodwill and other intangible assets resulting from acquisitions completed during 1997 and 1998.

     Interest income, net increased 52.3%, or $34,000, from $65,000 in 1997 to $99,000 in 1998, due primarily to higher cash balances and lower debt outstanding in the second quarter of 1998 versus the comparable period a year earlier.

Six Months Ended June 29, 1997 and June 28, 1998

     Net sales increased 29.8%, or $13.7 million, from $46.0 million in 1997 to $59.7 million in 1998. Of the increase, approximately
$7.0 million was primarily attributable to increased sales of specialty antibodies, particularly anti-D, monoclonal and clinical diagnostic antibodies. The remainder of the increase, or approximately $6.8 million, was attributable to the full-period effect of acquisitions completed during 1997 and 1998. Net sales of the Company's therapeutic and diagnostic products increased 31.7% and 18.5%, respectively.

     Gross profit increased 26.2%, or $4.4 million, from $16.8 million in 1997 to $21.1 million in 1998. Of the increase, approximately $3.6 million was primarily the result of increased sales of, and higher margins on, specialty antibodies, primarily anti-D and, to a lesser extent, monoclonal antibodies. The remainder of the increase, or approximately $798,000, was attributable to the full-period effect of acquisitions completed during 1997 and 1998. Gross margins decreased from 36.4% for the first six months of 1997 to 35.4% in 1998, due primarily to under-absorption of fixed costs resulting from decreased production at many of the Company's non-specialty donor centers, offset by increased margins on certain of the Company's specialty antibody products.

     Selling, general and administrative expenses increased 13.2%, or $819,000, from $6.2 million in 1997 to $7.0 million in 1998. The increase was primarily attributable to a larger sales, financial and regulatory infrastructure needed to support the Company's acquisitions and growth. However, selling, general and administrative expenses, as a percentage of net sales, decreased from 13.5% to 11.8%, as the Company continued to effectively leverage its corporate infrastructure.

     Product development expenses decreased $255,000, or 25.5%, from $1.0 million in the first six months of 1997 to $745,000 in the current year, due primarily to a reduction in expenditures relating to the development of a therapeutic monoclonal anti-D product, offset by certain expenditures incurred in the Company's development of clinical trial site management services.

     Interest income, net increased 66.1%, or $148,000, from $224,000 in 1997 to $372,000 in 1998, due primarily to higher cash balances and lower debt outstanding in the first six months of 1998 versus the comparable period a year earlier. The increase in cash was partially attributable to the receipt in September 1997 of approximately $17.5 million in net proceeds from a private placement sale of 950,000 shares of the Company's common stock.

     Other expense, net increased 35.6%, or $383,000, from $1.1 million in 1997 to $1.5 million in 1998, due primarily to the full-period effect of the amortization of goodwill and other intangible assets resulting from acquisitions completed during 1997 and 1998.

Liquidity and Capital Resources

     The following table sets forth certain indicators of financial condition and liquidity of the Company as of December 28, 1997 and June 28, 1998:

                                   December 28,  June 28,
                                       1997       1998
                                   -----------  ---------
Cash and cash equivalents            $31,812     $28,164
Working capital                       37,425      46,266
Total long-term debt and capital
 lease obligations                     6,798       5,426
Stockholders' equity                 103,285     117,195
Total debt to equity ratio              6.6%        4.6%


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

     Net cash provided by operating activities during the first six months of 1998 was $2.4 million as compared to $3.9 million in the prior year, or a decrease of $1.5 million. This decrease was primarily attributable to an increased investment in working capital of approximately $4.1 million over the prior year and an increased deferred tax benefit of $281,000, offset by increased net income of $2.4 million and $454,000 of additional non-cash depreciation and amortization expense. The increased investment in working capital was in large part due to a larger increase in accounts receivable of $4.8 million and a larger increase in inventory of $1.5 million, offset by larger increases in accounts payable and accrued expenses of $3.4 million. The increase in accounts receivable resulted from both increased sales volume and the timing of sales, a significant amount of which occurred in the last month of the second quarter. The increase in inventory was partially due to a requirement of one of the Company's foreign customers to obtain certain approvals for several of the Company's donor centers, and the resulting delay in shipping product collected from such centers.

     Net cash used in investing activities during the second quarter of 1998 was $9.5 million as compared to $11.8 million in 1997. Investing activities in 1997 primarily consisted of the acquisition of Nations Biologics, Inc. and its affiliates for approximately $10.0 million in cash (net) and capital expenditures of $1.7 million. Investing activities in 1998 consisted primarily of the acquisition of Allied Plasma Products, Inc. and Therapeutics, Inc. for approximately $4.5 million (net) and capital expenditures of $2.4 million.

     Capital expenditures relate primarily to the Company's facilities, related equipment and information systems. The level of capital expenditures is expected to continue at its current rate during the remainder of 1998 as the Company continues to expand and upgrade its information systems and donor centers. The Company expects that capital expenditures for the remainder of the year will be financed primarily with cash on hand and cash provided by operations.

     Cash provided by financing activities was approximately $3.4 million, substantially all of which were proceeds from the exercise of employee stock options.

     Total long-term debt and capital lease obligations were $5.4 million at June 28, 1998, a decrease of approximately $1.4 million from December 28, 1997. This decrease was primarily due to the conversion of a $1.3 million principal portion of a $4.0 million promissory note into the Company's common stock.

     The Company has a revolving credit facility with a bank (the
"Revolver"), which provides for total borrowing capacity of $35 million, $30 million of which may be used for acquisitions. There were no amounts outstanding under the Revolver at December 28, 1997 or June 28, 1998.

Year 2000

     The Year 2000 issue results from computer-based systems that use two digits rather than four to define the applicable year. If not corrected, many computer applications could fail or create erroneous results after December 31, 1999, or before, to the extent a system references future dates. This Year 2000 issue is believed to affect the majority of all companies and organizations worldwide, including the Company.

     In response to increasing regulatory scrutiny and to improve customer service and increase its operating performance and efficiency, the Company has recently undertaken a number of significant information system initiatives. These initiatives include the installation of a new laboratory system during 1997 and the development of a donor center operating system (DCOS), which the Company expects to complete and put into use during 1999. An ancillary benefit of these initiatives is that the resulting systems are Year 2000 compliant. The Company is in the process of evaluating all other owned and leased information systems and will upgrade those products that are intended for continued use beyond the year 1999. The Company has also begun an analysis of all other systems that are material to its operations and that could contain date-sensitive embedded technology, such as its automated plasmapheresis machines and plasma storage freezers. Furthermore, the Company is analyzing the Year 2000 issue as it relates to its customers, suppliers, financial institutions and other third parties with which it has a material relationship and what, if any, impact that could have on the Company. Analysis and evaluation activities were begun in 1997 and are expected to be completed by the end of 1998.

     Based on the analysis the Company has completed to date, it does not expect that the cost of its Year 2000 compliance program will be material to its business, results of operations or financial condition. The Company believes that it will be able to achieve compliance by the end of 1999 and does not currently anticipate any material disruption of its operations as the result of any failure by the Company to be in compliance. However, the ability of the Company's significant customers, suppliers and other third parties to achieve Year 2000 compliance in a timely and effective manner is uncertain. In the event that such third parties are unable to achieve such compliance, the Company's business and results of operations could be materially adversely affected. The Company is currently in the process of developing a contingency plan to address the potential noncompliance of third parties, such as the inability of the Company to obtain critical supplies or the inability of the Company's significant customers to further manufacture the Company's products. The Company currently expects to complete its contingency plan by the second quarter of 1999.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk.
         Not Applicable

PART II.

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Registrant held its 1998 Annual Meeting of Stockholders on
May 19, 1998.

     At the Annual Meeting, Harold J. Tenoso, Ph.D. and George M. Shaw, M.D., Ph.D. were re-elected directors. The number of shares of common stock voted in the election of Dr. Tenoso was 11,601,434 FOR and 24,510 withheld. The number of shares of common stock voted the election of Dr. Shaw was 11,601,684 FOR and 24,260 withheld.
In addition, the following other directors continued as such after the meeting: Samuel A. Penninger, Jr., Matthew C. Weisman, James L. Currie, Lawrence E. Tilton and Wade Fetzer, III.

     In addition, at the Annual Meeting, amendments to the Company's Amended and Restated 1994 Omnibus Incentive Plan were approved by a vote of the stockholders as follows: 6,997,928 affirmative votes, 3,715,877 negative votes, 8,635 abstentions and 903,504 broker non-votes. Further, amendments to the Company's 1995 Non-Employee Directors' Stock Option Plan were approved by a vote of the stockholders as follows: 11,484,586 affirmative votes, 131,979 negative votes and 9,379 abstentions.

Item 6.  Exhibits and Reports on Form 8-K

         a. Exhibits:

            Exhibit 4.1:   Amended and Restated 1995 Non-Employee
                           Director's Stock Option Plan
            Exhibit 27.1:  Financial Data Schedule

         b. Reports on Form 8-K
                    None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SEROLOGICALS CORPORATION
                                        (Registrant)


Date: August 12, 1998          By:      /s/  Russell H. Plumb//
                                        ------------------------------
                                        Russell H. Plumb
                                        Vice President/Chief Financial
                                        Officer (Principal Financial
                                        and Accounting Officer)