Form 10-Q
period 1998-08-27
SEROLOGICALS CORP
filed 1998-11-12
CIK 767673

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC  20549


                               FORM 10-Q

(Mark One)

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended September 27, 1998

                                   OR

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from            to             .
                                      ----------    -----------
Commission file Number:  0-26126

                    SEROLOGICALS CORPORATION
      (Exact Name of Registrant as Specified in its Charter)

                  Delaware                    58-2142225
      (State or other jurisdiction of       (I.R.S. Employer
       incorporation or organization)      Identification Number)

          780 Park North Blvd.
               Suite 110
           Clarkston, Georgia                    30021
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
                       Yes   X      No
                            ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                   Class            Outstanding at November 6, 1998
Common Stock, $.01 par value per share        24,305,716

                                INDEX

              SEROLOGICALS CORPORATION AND SUBSIDIARIES


PART I.

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets -
     December 28, 1997 and September 27, 1998 . . . . . . . . . . 3

Condensed Consolidated Statements of Income -
     For the three and nine months ended
     September 30, 1997
     and September 27, 1998 . . . . . . . . . . . . . . . . . . . 4

Condensed Consolidated Statements of Cash Flows -
     For the nine months ended September 30, 1997
     and September 27, 1998 . . . . . . . . . . . . . . . . . . . 5

Notes to Condensed Consolidated Financial Statements. . . . . .6-10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations. . . . 11-16

Item 3.  Quantitative and Qualitative Disclosure about
         Market Risk . . . . . . . . . . . . . . . . . . . . . . 16


PART II.

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . 17

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

PART I.

Item 1.  Financial Statements

                  SEROLOGICALS CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)
                                  (Unaudited)
                                              December 28, September 27,
                                                   1997        1998
                                                  ----        ----
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                        $31,812   $32,713
 Trade accounts receivable, net                     9,991    18,996
 Inventories                                       10,154    12,953
 Other current assets                                 865     2,235
                                                  -------  --------
 Total current assets                              52,822    66,897
                                                  -------  --------
PROPERTY AND EQUIPMENT, net                        13,682    15,770
                                                  -------  --------
OTHER ASSETS:
 Goodwill, net                                     51,006    52,360
 Other, net                                         5,982     6,389
                                                 --------  --------
 Total other assets                                56,988    58,749
                                                 --------  --------
                                                 $123,492  $141,416
                                                 ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current maturities of long-term debt
  and capital lease obligations                    $2,352    $1,288
 Accounts payable                                   3,654     2,660
 Accrued liabilities                                8,493    10,053
 Deferred revenue                                     898       100
                                                 --------  --------
 Total current liabilities                         15,397    14,101
                                                 --------  --------
LONG-TERM DEBT AND CAPITAL LEASE
 OBLIGATIONS, less current maturities               4,446     3,070
                                                 --------  --------
OTHER LIABILITIES                                     364       244
                                                 --------  --------
STOCKHOLDERS' EQUITY:
 Common stock                                         235       245
 Additional paid-in capital                        75,458    84,499
 Retained earnings                                 27,370    39,390
 Accumulated other comprehensive income (expense)     222      (133)
                                                 --------  --------
 Total stockholders' equity                       103,285   124,001
                                                 --------  --------
                                                 $123,492  $141,416
                                                 ========  ========

The accompanying notes are an integral part of these condensed consolidated balance sheets.

                 SEROLOGICALS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (in thousands, except share and per share data)
                                  (Unaudited)

                             Nine Months Ended      Three Months Ended
                             -----------------      ------------------
                             Sept. 30,  Sept. 27,   Sept. 30,  Sept. 27,
                               1997      1998         1997      1998
                             --------  ---------    --------  ---------
Net sales                    $72,571   $91,506       $26,609   $31,836
Costs and expenses:
 Cost of sales                46,085    59,953        16,873    21,425
 Selling, general and
  administrative expenses      9,621    10,383         3,415     3,359
 Product development expenses  1,474     1,144           474       399
 Interest income, net           (358)     (632)         (134)     (260)
 Other expense, net            2,016     1,995           942       535
                              ------    ------         -----     -----
Income before income taxes    13,733    18,663         5,039     6,378
Provision for income taxes     5,008     6,644         1,812     2,280
                              ------    ------         -----     -----
Net income                    $8,725   $12,019        $3,227    $4,098
                              ======   =======        ======    ======

Net income per common share:
  Basic                        $0.40     $0.50         $0.14      0.17
                               =====     =====         =====      ====
  Diluted                      $0.38     $0.47         $0.13     $0.16
                               =====     =====         =====     =====

Weighted average common and common
equivalent shares outstanding:
  Basic                   21,839,801  23,883,699  22,393,914  24,161,470
                          ==========  ==========  ==========  ==========
  Diluted                 23,310,858  25,792,407  24,039,362  26,047,592
                          ==========  ==========  ==========  ==========

The accompanying notes are an integral part of these condensed consolidated statements.

                SEROLOGICALS CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)
                               (Unaudited)

                                                Nine Months Ended
                                               -----------------
                                          September 30,  September 27,
                                               1997           1998
                                               ----           ----
Operating activities:
 Net income                                    $8,725      $12,019
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization               3,721        4,160
    Deferred income tax provision (benefit)       202          (43)

Changes in operating assets and liabilities,
  net of acquisitions of businesses:
    Trade accounts receivable, net             (4,711)      (8,394)
    Inventories                                (1,226)      (2,563)
    Other current assets                          281          456
    Accounts payable                           (1,181)      (1,072)
    Accrued expenses                            1,442        3,248
    Deferred revenue                             (201)        (870)
                                               ------       ------
  Total adjustments                            (1,673)      (5,078)
   Net cash provided by operating activities    7,052        6,941
                                               ------       ------
Investing activities:
 Purchases of property and equipment           (3,128)      (3,746)
 Acquisitions of businesses, net of
  cash acquired                               (15,449)      (4,566)
 Other                                           (655)      (2,815)
                                               ------      -------
   Net cash used in investing activities      (19,232)     (11,127)
                                               ------      -------
Financing activities:
 Proceeds from issuance of long-term debt         525          --
 Payments on long-term debt and capital
  lease obligations                              (200)        (108)
 Proceeds from sale of common stock            17,542          --
 Proceeds from employee stock plans               994        5,195
                                               ------        -----
   Net cash provided by financing activities   18,861        5,087
                                               ------        -----
Net increase in cash and cash equivalents       6,681          901
Cash and cash equivalents, beginning
  of period                                    21,232       31,812
                                              -------      -------
Cash and cash equivalents, end of period      $27,913      $32,713
                                              =======      =======
Supplemental Disclosures:
Interest Paid                                    $207         $182
Taxes Paid                                     $4,311       $4,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEROLOGICALS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 27, 1998
(UNAUDITED)

1.   ORGANIZATION AND BASIS OF PRESENTATION

     Organization
     Serologicals Corporation (the "Company") is a leading worldwide provider of specialty human antibodies and related services to major healthcare companies. The Company's services, including donor recruitment, donor management and clinical testing services, enable the Company to provide value-added antibodies that are used as the active ingredients in therapeutic and diagnostic pharmaceutical products. As of November 6, 1998, the Company operated 64 sites, 16 of which are donor centers specializing in the collection of specialty antibodies, 47 of which are donor centers that primarily collect source plasma from which a number of products, including non-specialty antibodies such as intravenous immune globulin (IVIG), are produced and one of which is a clinical trial site dedicated to the management and performance of clinical trials for the pharmaceutical and biotechnology industries. The Company is also engaged in the development, manufacturing and sale of monoclonal antibodies for diagnostic uses at its facilities in the United Kingdom.

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

     Revenue Recognition
     The Company records revenue when title and the full risk of ownership are transferred to the customer, which generally occurs when products are shipped. On occasion, the Company receives advance payments from customers for future delivery of specified products. The revenue related to these advance payments is generally deferred until the specified products are shipped.

     The Company sells virtually all therapeutic specialty antibodies on a "gross" pricing basis, under which the selling price is reflective of the costs of certain plasmapheresis supplies and laboratory testing services borne by the Company and included in its cost of sales. Conversely, the majority of sales of antibodies collected at the Company's non-specialty donor centers are sold on either a "semi-gross" or "net" pricing basis, under which the selling price to the customer is recorded net of the costs of certain plasmapheresis supplies (semi-gross) or both plasmapheresis supplies and laboratory testing services (net) provided by the customer.

     Earnings Per Share
     As of December 28, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" ("SFAS No. 128"), which requires a dual presentation of basic earnings per share and diluted earnings per share on the face of the consolidated statements of income. As a result, earnings per share for the three and nine months ended September 30, 1997 have been restated to comply with the provisions of SFAS No. 128. SFAS No. 128 replaces the traditional presentations of primary earnings per share and fully diluted earnings per share with basic earnings per share and diluted earnings per share, respectively. Basic earnings per share excludes the dilutive effect of stock options, warrants, convertible indebtedness and similar instruments while diluted earnings per share is computed similarly to fully diluted earnings per share. The impact of adopting SFAS No. 128 was an increase to basic earnings per share of $0.01 and $0.02 over the previously reported primary earnings per share for the three and nine months ended September 30, 1997, respectively. Reported diluted earnings per share are the same as the Company's previously reported primary earnings per share.

     Share and per share data for all periods presented have been adjusted to reflect the Company's 3-for-2 common stock split effected in the form of a 50% stock dividend paid August 14, 1998 to holders of record as of July 31, 1998.

     The following table sets forth a reconciliation of basic earnings per share to diluted earnings per share for the periods indicated below (in thousands, except per share amounts):

                                Nine Months Ended     Three Months Ended
                                -----------------    ------------------
                              Sept. 30,  Sept. 27,    Sept. 30,  Sept. 27,
                                1997       1998         1997       1998
                              --------   --------    --------   ---------
Net income, as reported        $8,725     $12,019      $3,227     $4,098

Effect of dilutive securities:
  Convertible notes                67          53          18        (23)
                              -------    --------    --------   --------
Net income, assuming
 full dilution                 $8,792     $12,072      $3,245     $4,075
                              =======    ========    ========   ========

Common shares, basic           21,840      23,884      22,394     24,161

Effect of dilutive securities:
  Convertible notes               243         346         330        311
  Stock options and warrants    1,228       1,562       1,316      1,576
                              -------    --------    --------   --------
Common shares, assuming full
  dilution                     23,311      25,792      24,039     26,048
                              =======    ========    ========   ========
Net income per common share
  Basic                         $0.40       $0.50       $0.14      $0.17
                              =======    ========    ========   ========
  Diluted                       $0.38       $0.47       $0.13      $0.16
                              =======    ========    ========   ========

     Comprehensive Income
     As of December 29, 1997, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS No. 130 establishes new rules for the reporting of "comprehensive income", which is the total of net income and all other non-owner changes in stockholders' equity. Prior year amounts have been reclassified to conform to the requirements of SFAS No. 130.

The following table sets forth the calculation of the Company's comprehensive income for the periods indicated below (in thousands):


                              Nine Months Ended   Three Months Ended
                              -----------------   ------------------
                           Sept. 30,  Sept. 27,    Sept. 30,  Sept. 27,
                             1997       1998          1997      1998
                             ----       ----          ----      ----
Net income, as reported     $8,725    $12,019       $3,227    $4,098
Other comprehensive income
 (loss), net of tax:
   Foreign currency
    translation adjustments   (120)        67          (78)     136

   Unrealized losses
    on securities               --       (422)          --     (154)
Other comprehensive income  ------    -------       ------   ------
 (loss), net of tax           (120)      (355)         (78)     (18)
                            ------    -------       ------   ------
Comprehensive income        $8,605    $11,664       $3,149   $4,080
                            ======    =======       ======   ======

2.   ACQUISITIONS

     On March 27, 1998, the Company acquired substantially all of the assets of Therapeutics, Inc., which operated a site in New Jersey that performed clinical trials for the pharmaceutical and biotechnology industries. On March 30, 1998, the Company acquired substantially all of the assets of Allied Plasma Products, Inc., which operated four non-specialty donor centers in Ohio and Indiana. Both of these acquisitions were accounted for as purchases in accordance with APB No. 16, and accordingly, the purchase prices have been preliminarily allocated to the net tangible and identifiable intangible assets acquired based on their estimated fair values as of the acquisition dates. The excess of the cost over the estimated fair values of the net tangible and identifiable intangible assets acquired has been preliminarily allocated to goodwill.

3.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long-term debt and capital lease obligations at December 28, 1997 and September 27, 1998 consisted of the following (in thousands):

                                          December 28,   Sept. 27,
                                             1997          1998
                                            ------        ------
Convertible subordinated note payable,
interest payable quarterly at 4.5%;
maturing on March 7, 2002                   $4,000       $1,610

Convertible subordinated note payable,
interest payable quarterly at 4.0%;
principal payable on September 23, 2000      2,550        2,550

Capital lease obligations at varying
interest rates and terms, maturing
through 2001                                   141           97

Other notes at varying interest rates
and terms maturing through December 1998       107          101
                                             -----       ------
                                             6,798        4,358
Less current maturities                      2,352        1,288
                                            ------       ------
                                            $4,446       $3,070
                                            ======       ======

     During the first nine months of 1998 and pursuant to the terms of the related note agreement, the holder of a convertible promissory note in the original principal amount of $4.0 million opted to convert $1.33 million principal amount of the note into approximately 107,000 shares of the Company's common stock. During the third quarter of 1998, the Company further reduced the note by approximately $1.1 million due to certain purchase price adjustments related to the acquisition for which the note was issued.

4.   RECENT ACCOUNTING PRONOUNCEMENTS

     In July 1997, the FASB issued Statement of Financial Accounting
Standards No. 131, "Disclosures About Segments of an Enterprise and
Related Information" ("SFAS No. 131").  SFAS No. 131, which supersedes
SFAS Nos. 14, 18, 24 and 30, establishes new standards for segment reporting, using the "management approach," in which reportable segments are based on the same criteria on which management disaggregates a business for making operating decisions and assessing performance. The
Company is in the process of evaluating SFAS No. 131 and its impact on the Company's reporting and will adopt the standard for its full 1998 fiscal year.

5.   SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

     The following non-cash investing and financing transactions were entered into during the nine months ended September 30, 1997 and September 27, 1998 (in thousands):

                                                 Nine Months Ended
                                                 -----------------
                                             Sept. 30,     Sept. 27,
                                                1997         1998
                                                ----         ----
Issuance of promissory notes as
  acquisition consideration                    $6,650      $   --
Conversion of promissory note into
  common stock                                  3,500       1,333
Reduction of promissory note due to
  acquisition purchase price adjustments           --       1,056

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

     This Quarterly Report on Form 10-Q contains certain "forward looking statements" within the meaning of the Private Securities Litigation Reform
Act of 1995, which generally can be identified by the use of terms such as "may," "expect," "anticipate," "intend," "estimate," "believe," "continue" or similar variations or the negative thereof. These forward looking statements include, without limitation, statements regarding the impact on the Company and its customers of changing regulatory and industry standards, including the impact of the delay in the validation of a customer's laboratory testing facility and the impact of the closure of one of the Company's customer's manufacturing facilities; current supply and demand factors and their effect on the Company's long-term growth prospects; the level of capital expenditures during the next twelve months; the impact of the Year 2000 issue, the ability of the Company to achieve Year 2000 compliance and the related cost and timing to achieve such compliance; the most likely worst-case Year 2000 scenario and its impact on the Company; the timing of completion of a Year 2000 contingency plan; and the sufficiency of capital and liquidity to fund operations, capital expenditures and the Company's acquisition strategy. These forward looking statements are subject to certain risks and uncertainties, including, but not limited to, changes in the economy or market conditions; the Company's ability to recruit and retain sufficient numbers of qualified donors; changes in government policy or regulations; the technical skills of employees and independent contractors involved in correcting the Year 2000 issue;
the representations and preparedness of third parties, including customers and suppliers, regarding their Year 2000 compliance; and other factors discussed in Part I of the Company's Annual Report on Form 10-K for the year ended December 28, 1997, which could cause actual results to differ materially.

Recent Developments

     Increasing regulatory scrutiny continues to be a significant factor shaping the industry, resulting in more detailed and frequent Food and Drug Administration (FDA) inspections of the Company's and its customers' operations, a potentially greater number of observations, deficiency notices and warning letters per inspection, and more product recalls and temporary or permanent closures of facilities. One factor contributing to this trend is the FDA's implementation of a new approach to inspections of donor centers and laboratory testing and manufacturing facilities, including the Company's customers, entitled "Team Biologics". Under this new approach, substantially all such inspections are performed by highly trained field investigators who are focusing more extensively on the FDA's current good manufacturing practices (cGMP) and the Quality Assurance guidelines adopted by the FDA in 1995. This approach was applied to the plasma fractionators and subsequently to other biologic product areas, including the Company's operations. Several large fractionators, including certain of the Company's customers, have been affected in varying degrees, from complete shutdowns of manufacturing facilities to operating under a consent decree to bring their facilities into compliance. Furthermore, the Company believes certain manufacturers are currently experiencing a longer than anticipated FDA approval process of new, relocated or expanded manufacturing and laboratory testing facilities. Specifically, the Company's largest customer has experienced an indeterminate delay in the validation, or approval, of its relocated laboratory testing facility. To mitigate the impact of this delay, the Company arranged for the transfer of the mandatory viral marker testing of product shipped to this customer to alternative testing facilities, including its own, recently expanded, laboratory. Furthermore, the Company was notified that another of its customers, which has been operating under a consent decree, has suspended certain operations following a recent FDA inspection. As the majority of the Company's sales to this customer are made to its European affiliate whose manufacturing facilities are fully functional, the Company believes that the impact on its results of operations and financial condition will not be material.

     On occasion, the Company has received notifications and warning letters from the FDA related to possible deficiencies in the Company's compliance with FDA requirements. To date, the Company believes that it has adequately addressed or corrected such deficiencies and that it is in substantial compliance with all relevant laws and regulations.

     Another trend the industry is currently experiencing is the continuing imposition of more rigorous donor screening standards by the FDA, the Company's customers and certain industry trade organizations.
Such new standards, including donor age restrictions, the elimination of one-time and certain other infrequent donors and the introduction of new testing techniques have reduced the pool of, and increased the competition for, potential donors. Furthermore, donor availability has been negatively impacted by external factors such as the general strength of the economy. Conversely, current demand for many of the antibodies the Company offers has increased for a variety of reasons, including increased demand for the end products into which they are manufactured, expanded use of the various end products and increased manufacturing capacity of certain fractionators as they are able to bring their facilities into compliance.

     While the Company has been adversely impacted by the factors described above, including decreased collections of antibodies, decreased gross margins and delayed or reduced shipments of products, it believes that the current supply and demand factors affecting the industry may serve to enhance its long-term growth prospects. However, there can be no assurance that any future impact related to these factors will not have a material adverse effect on the Company or its operations.

Results of Operations

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

     The following table sets forth certain operating data of the Company as a percentage of net sales for the periods indicated below.

                           Nine Months Ended      Three Months Ended
                           -----------------      ------------------
                          Sept. 30, Sept. 27,    Sept. 30,  Sept. 27,
                            1997      1998         1997       1998
                            ----      ----         ----       ----
Net sales                  100.0%     100.0%      100.0%     100.0%
Gross profit                36.5%      34.5%       36.6%      32.7%
Selling, general and
 administrative expenses    13.3%      11.3%       12.8%      10.6%
Product development
 expenses                    2.0%       1.3%        1.8%       1.3%
Net income                  12.0%      13.1%       12.1%      12.9%



Three Months Ended September 30, 1997 and September 27, 1998

     Net sales increased 19.6%, or $5.2 million, from $26.6 million in 1997 to $31.8 million in 1998. Of the increase, approximately $3.7 million resulted primarily from additional sales of non-specialty antibodies and anti-D antibodies. The increase in net sales of non-specialty antibodies was due in large part to the increase in those antibodies sold on a "gross" and "semi-gross" basis (as compared to a "net" basis) and, to a lesser extent, volume increases. This increase was offset in part by decreased net sales in certain product lines, primarily anti-cytomegalovirus (CMV) and anti-respiratory syncytial virus (RSV), products of which the Company does not expect significant sales beyond
1998. The remainder of the increase, or approximately $1.5 million, related to the full-quarter effect of acquisitions completed during the third quarter of 1997 and the first nine months of 1998. Net sales of the Company's therapeutic and diagnostic product lines increased 21.6% and 5.0%, respectively, over the third quarter of 1997.

     During the third quarter of 1998 and 1997, therapeutic antibodies represented approximately 83% and 82% of net sales, respectively, while combined net sales of diagnostic antibodies and revenues from clinical trials represented 17% and 18%, respectively.

     Gross profit increased 6.9%, or $675,000, from $9.7 million in the third quarter of 1997 to $10.4 million during 1998. The increase was primarily attributable to additional net sales of anti-D antibodies and increased sales of, and higher margins on, clinical diagnostic antibodies, offset in part by decreased net sales of certain antibodies and lower margins on non-specialty antibodies. Gross profit as a percentage of net sales ("gross margin") decreased from 36.6% in 1997 to 32.7% in 1998. This decrease was primarily a result of lower margins on the Company's non-specialty antibodies, due largely to lower than anticipated production levels at most of the Company's non-specialty donor centers and the resulting decrease in fixed cost absorption. Furthermore, sales of relatively lower margin non-specialty antibodies increased from 46% to 48% of total net sales, an increasing amount of which were sold on a semi-gross or gross pricing basis, which carry a similar gross profit but a lower gross margin than antibodies sold on a "net" basis.

     Selling, general and administrative expenses were relatively unchanged, decreasing 1.6%, or $56,000, from $3.4 million in the third quarter of 1997 to $3.3 million in 1998. Selling, general and administrative expenses, as a percentage of net sales, decreased from 12.8% to 10.6% as the Company continued to leverage its corporate infrastructure relative to increased net sales and recent acquisitions.

     Product development expenses decreased 15.8%, or $75,000, from $474,000 in 1997 to $399,000 in 1998, due primarily to decreased expenditures relating to the development of a therapeutic monoclonal anti-D product, offset by increased expenditures incurred in the development of clinical trial site management services.

     Other expense, net, decreased $407,000, or 43.2%, from $942,000 in 1997 to $535,000 in 1998. The decrease was due in part to the inclusion in 1997 of a $208,000 one-time write-off of an acquisition-related non-compete agreement. The remainder of the decrease was due to favorable foreign exchange rates that resulted in a $147,000 gain in the current quarter versus a loss of $25,000 in 1997, and a gain on the sale of a stock investment, offset by additional amortization expense related to acquisitions completed during 1997 and 1998.

     Interest income, net increased 94.0%, or $126,000, from $134,000 in 1997 to $260,000 in 1998, due primarily to higher cash balances and lower debt outstanding in the third quarter of 1998 versus the comparable period a year earlier.

Nine Months Ended September 30, 1997 and September 27, 1998

     Net sales increased 26.1%, or $18.9 million, from $72.6 million in 1997 to $91.5 million in 1998. Of the increase, approximately $10.5 million was primarily attributable to increased sales of anti-D antibodies and to a lesser extent, non-specialty antibodies, anti-hepatitis antibodies and antibodies for diagnostic purposes. The increase in net sales of non-specialty antibodies was partially attributable to the increase in semi-gross and gross pricing sales as a percentage of total net sales. These increases were offset in part by decreased net sales in certain product lines, primarily anti-CMV, anti-RSV and anti-rabies. The remainder of the increase, or approximately $8.4 million, was attributable to the full-period effect of acquisitions completed during 1997 and 1998. Net sales of the Company's therapeutic and diagnostic products increased 28.0% and 13.7%, respectively.

     Gross profit increased 19.1%, or $5.1 million, from $26.5 million in 1997 to $31.6 million in 1998. Of the increase, approximately $4.4 million was primarily the result of increased net sales of, and to a lesser extent, higher margins on, specialty antibodies, primarily anti-D and, to a lesser extent, antibodies used for diagnostic purposes. The remainder of the increase was attributable to the full-period effect of acquisitions completed during 1997 and 1998. Gross margins decreased from 36.5% for the first nine months of 1997 to 34.5% in 1998, due primarily to lower than anticipated production at the Company's non-specialty donor centers and the resulting decrease in fixed cost absorption, offset by increased gross margins on certain of the Company's specialty therapeutic and diagnostic antibodies. Sales of relatively lower margin non-specialty antibodies, an increasing amount of which were sold on a semi-gross and gross pricing basis, increased from 44% to 45% of total net sales.

     Selling, general and administrative expenses increased 7.9%, or $762,000, from $9.6 million in 1997 to $10.4 million in 1998. The increase was primarily attributable to a larger regulatory, sales and corporate infrastructure needed to support the Company's acquisitions and growth. However, selling, general and administrative expenses, as a percentage of net sales, decreased from 13.3% to 11.3%, as the Company continued to effectively leverage its corporate infrastructure relative to increased net sales and recent acquisitions.

     Product development expenses decreased $330,000, or 22.4%, from $1.5 million in the first nine months of 1997 to $1.1 million in the current year, due primarily to a reduction in expenditures relating to the development of a therapeutic monoclonal anti-D product, offset by certain expenditures incurred in the Company's development of clinical trial site management services.

     Interest income, net increased 76.5%, or $274,000, from $358,000 in 1997 to $632,000 in 1998, due primarily to higher cash balances and lower debt outstanding in the first nine months of 1998 versus the comparable period a year earlier. The increase in cash was partially attributable to the receipt in September 1997 of approximately $17.5 million in net proceeds from a private placement sale of 1,425,000 shares of the Company's common stock.

     Other expense, net was relatively unchanged between periods at $2.0 million in 1997 and 1998. Other expense, net in 1997 included a $208,000 one-time write-off of an acquisition-related non-compete agreement. Included in other expense, net in 1998 was $147,000 in foreign currency gains versus losses of $25,000 in 1997. These favorable changes were offset by the full-period effect of the amortization of goodwill and other intangible assets resulting from acquisitions completed during 1997 and 1998.

Liquidity and Capital Resources

     The following table sets forth certain indicators of financial condition and liquidity of the Company as of December 28, 1997 and September 27, 1998:

                                     December 28,      September 27,
                                         1997              1998
                                         ----              ----
Cash and cash equivalents              $31,812           $32,713
Working capital                         37,425            52,796
Total long-term debt and capital
  lease obligations                      6,798             4,358
Stockholders' equity                   103,285           124,001
Total debt to equity ratio                6.6%              3.5%


     The Company has three principal sources of near-term liquidity: (i) existing cash and cash equivalents, (ii) cash provided by operations, and
(iii) borrowing availability under the Revolver (as defined below). Management believes the Company's liquidity and capital resources are sufficient to meet its working capital, capital expenditure and other anticipated cash requirements over the next twelve months, and will be available for use in its acquisition strategy. However, the Company anticipates that future acquisition and other growth opportunities may require supplementary funding, including the issuance of equity or debt securities.

     Net cash provided by operating activities during the first nine months of 1998 was $6.9 million as compared to $7.1 million in the prior year, or a decrease of $111,000. This decrease was primarily attributable to an increased investment in working capital of approximately $3.6 million over the prior year and an decreased deferred tax provision of $245,000, offset by increased net income of $3.3 million and $439,000 of additional non-cash depreciation and amortization expense. The increased investment in working capital was in large part due to a larger increase in accounts receivable of $3.7 million and a larger increase in inventory of $1.3 million, offset by larger increases in accounts payable and accrued expenses of $1.9 million. The increase in accounts receivable resulted from increased sales volume, particularly to European customers, and the timing of shipments, a significantly larger percentage of which occurred in the last month of the third quarter of 1998 versus the comparable period a year earlier. The increase in inventory was partially due to a delay of one of the Company's foreign customers in obtaining certain regulatory approvals to receive product collected from certain of the Company's donor centers.

     Net cash used in investing activities during the first nine months of 1998 was $11.1 million as compared to $19.2 million in 1997. Investing activities in 1997 primarily consisted of the acquisition of Nations Biologics, Inc. and its affiliates ("Nations") and Bio-Lab, Inc. and its affiliate for approximately $15.4 million in cash (net) and capital expenditures of $3.1 million. Investing activities in 1998 consisted primarily of the acquisition of Allied Plasma Products, Inc. and Therapeutics, Inc. for approximately $4.6 million (net), capital expenditures of $3.7 million and other miscellaneous investments of $2.8 million, offset by the receipt of approximately $878,000 in settlement of certain post-closing adjustments related to the Nations acquisition.

     Capital expenditures relate primarily to the Company's facilities, related equipment and information systems. The Company anticipates continued significant levels of capital expenditures over the next twelve months as it continues to expand and upgrade its information systems and donor centers. The Company expects that capital expenditures over the next twelve months will be financed primarily with cash on hand and cash provided by operations.

     Cash provided by financing activities was approximately $5.1 million in 1998 versus $18.9 million in the prior year. Financing activities in 1997 primarily consisted of the private placement sale of 1,425,000 shares of the Company's common stock, which provided net proceeds of approximately $17.5 million. Substantially all cash provided by financing activities in 1998 were proceeds from the exercise of employee stock options.

     Total long-term debt and capital lease obligations were $4.4 million at September 27, 1998, a decrease of approximately $2.4 million from $6.8 million outstanding at December 28, 1997. This decrease was primarily due to an approximately $2.4 reduction in a convertible promissory note issued in the original principal amount of $4.0 million. Of this reduction, approximately $1.3 million was due to the conversion of that principal portion into approximately 107,000 shares Company's common stock, while the remaining $1.1 million was due to a non-cash reduction to the purchase price of the acquisition for which the note was issued.

     The Company has a revolving credit facility with a bank (the
"Revolver"), which provides for total borrowing capacity of $35 million, $30 million of which may be used for acquisitions. There were no amounts outstanding under the Revolver at December 28, 1997 or September 27, 1998.


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

     While the Company currently markets its products to over 200 customers worldwide, 84% of the Company's net sales during the previous fiscal year were made to its top ten customers. Furthermore, certain plasmapheresis and other supplies critical to its operations are purchased from a limited number of suppliers. As a result of these concentrated risks, the inability of any of the Company's major suppliers to provide it with critical supplies, or any prolonged delay or other disruption in the manufacturing, laboratory testing or other processes of the Company's customers, could have a material adverse effect on the Company. The Company is currently communicating with its significant customers, suppliers and other third parties to determine the status of their Year 2000 compliance. While the process is not complete, none of the responses received to date suggests that any significant customer, supplier or other third party expects the Year 2000 issue to cause an interruption in its operations which would have a material adverse impact on the Company. However, because these suppliers, customers and other third parties are exposed to the risk of failure not only of their own systems, but of other third parties, the ultimate effect of the Year 2000 issue is subject to a high degree of uncertainty. Furthermore, due to the inherent lack of control over these third parties, the Company is able to give no assurance as to the current readiness or success of these parties' Year 2000 compliance.

     Based on the information known to date, the Company believes that the most likely worst-case Year 2000 scenario would entail a significant interruption in its business, including disruption in the collection or manufacturing of antibodies due to the inability to obtain critical supplies, and loss of revenue due to the inability of the Company's customers to further manufacture the Company's products or to provide the required laboratory testing services. The Company could also be significantly affected by the failure of infrastructure services such as electricity and telephone service. While the Company is unable to quantify the effect of such a scenario, it could potentially have a material adverse impact on the Company's results of operations, liquidity or financial condition.

     Based on the analysis the Company has completed to date, it does not expect that the cost of its Year 2000 compliance program will be material to its business, results of operations or financial condition. The Company believes that it will be able to achieve compliance by the end of 1999 and does not currently anticipate any material disruption of its operations as the result of any failure by the Company to be in compliance. The Company is currently in the process of developing a contingency plan to address the potential noncompliance of third parties, which it expects to complete by the second quarter of 1999.


Item 3.  Quantitative and Qualitative Disclosure about Market Risk.

     Not Applicable.

PART II.


Item 6.  Exhibits and Reports on Form 8-K

     a.   Exhibits:

          Exhibit 27.1: 	Financial Data Schedule

     b.   Reports on Form 8-K
             None


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


                                    SEROLOGICALS CORPORATION
                                    ------------------------
                                    (Registrant)


Date: November 10, 1998             By: /s/ Russell H. Plumb
                                        --------------------------------
                                        Russell H. Plumb
                                        Vice President/Chief Financial
                                        Officer (Principal Financial and
                                        Accounting Officer)