Form 10-K
period 1998-12-27
SEROLOGICALS CORP
filed 1999-03-29
CIK 767673

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 27, 1998
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM       TO       .

                        COMMISSION FILE NUMBER: 0-26126

                            SEROLOGICALS CORPORATION

             (Exact Name of Registrant as Specified in its Charter)

                  DELAWARE                             58-2142225
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)            Identification Number)

       780 PARK NORTH BLVD., STE. 110                     30021
              ATLANTA, GEORGIA                         (Zip Code)
           (Address of principal
             executive offices)

                                 (404) 296-5595
               (Registrant Telephone Number Including Area Code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                              TITLE OF EACH CLASS

                          Common Stock, $.01 par value

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /

    The aggregate market value of the shares of common stock held by non-affiliates (based upon the closing sale price on The Nasdaq Stock Market) on March 15, 1999 was approximately $381,140,000. As of March 15, 1999, there were 24,645,282 shares of Common Stock, $0.01 par value per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE.

    Portions of the definitive proxy statement for the Annual Meeting of Stockholders (which will be filed pursuant to Regulation 14A within 120 days of the close of the Registrant's fiscal year ended December 27, 1998) shall be deemed to be incorporated by reference in Part III.

                               TABLE OF CONTENTS

PART I.
Item 1.    Business....................................................................          4
Item 2.    Properties..................................................................         16
Item 3.    Legal Proceedings...........................................................         16
Item 4.    Submission of Matters to a Vote of Security Holders.........................         16
Item 4a.   Executive Officers and Key Employees of the Registrant......................         17

PART II.
Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters...         19
Item 6.    Selected Financial Data.....................................................         19
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations..................................................................         21
Item 7a.   Quantitative and Qualitative Disclosures about Market Risk..................         31
Item 8.    Financial Statements and Supplementary Data.................................         31
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure..................................................................         31

PART III.
Item 10.   Directors and Executive Officers of the Registrant..........................         31
Item 11.   Executive Compensation......................................................         31
Item 12.   Security Ownership of Certain Beneficial Owners and Management..............         31
Item 13.   Certain Relationships and Related Transactions..............................         31

PART IV.
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.............         32

SIGNATURES.............................................................................         35

PART I.

    THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, WHICH GENERALLY CAN BE IDENTIFIED BY THE USE OF FORWARD LOOKING TERMINOLOGY SUCH AS "MAY," "WILL," "EXPECT," "INTEND," "ESTIMATE," "ANTICIPATE," "BELIEVE" OR "CONTINUE" OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR SIMILAR TERMINOLOGY, AND/OR WHICH INCLUDE WITHOUT LIMITATION, STATEMENTS REGARDING THE FOLLOWING:

    - SEROLOGICALS CORPORATION'S (AND ITS SUBSIDIARIES, COLLECTIVELY, THE "COMPANY") INTERNAL AND EXTERNAL GROWTH STRATEGIES, INCLUDING THE COMPANY'S ABILITY TO CREATE ECONOMIES OF SCALE THROUGH ITS ABILITY TO COMPLETE ACQUISITIONS AND ITS LONG TERM GROWTH PROSPECTS;

    - THE IMPACT OF COMPETITION, INCLUDING INCREASED COMPETITION FOR ANTI-D ANTIBODIES;

    - THE EFFECT OF THE COMPANY'S EXPANDED MONOCLONAL MANUFACTURING FACILITIES;

    - CERTAIN TRENDS IN THE INDUSTRY, INCLUDING INCREASED DEMAND FOR AND A LIMITED SUPPLY OF ANTIBODIES AND ANTIBODY-BASED PRODUCTS IN GENERAL; INCREASED REGULATORY SCRUTINY BY THE FOOD AND DRUG ADMINISTRATION ("FDA"), IN PARTICULAR, TEAM BIOLOGICS, ITS EFFECT ON DONORS AND CUSTOMERS AND THE COMPANY'S ABILITY TO RESPOND; CHANGING CUSTOMER SPECIFICATIONS AND EVOLVING INDUSTRY AND CUSTOMER STANDARDS AND CUSTOMER DEMAND FOR HIGHER QUALITY AND VALUE ADDED SERVICES;

    - THE IMPACT OF THE YEAR 2000 ISSUE, THE ABILITY OF THE COMPANY TO ACHIEVE YEAR 2000 COMPLIANCE IN A TIMELY AND EFFECTIVE MANNER AND THE RELATED COST TO ACHIEVE SUCH COMPLIANCE;

    - THE IMPACT OF THE NEW BIOLOGIC LICENSE (BLA) REGULATIONS;

    - THE IMPACT OF THE POTENTIAL LOSS OF DONORS DUE TO THE IMPOSITION OF NEW BLOOD SAFETY MEASURES;

    - INCREASED DEMAND FOR ANTI-D, AND THE COMPANY'S ADVANTAGE REGARDING ITS ON-GOING ABILITY TO CONTINUE TO PRODUCE ADEQUATE QUANTITIES OF ITS PROPRIETARY ANTI-D VACCINES;

    - INCREASED DEMAND FOR ITS LINE OF EX-CYTE-REGISTERED TRADEMARK- AND BOVINE ALBUMIN PRODUCT LINES;

    - THE IMPACT OF DELAYED OR REDUCED SALES TO CERTAIN CUSTOMERS ON THE COMPANY AND ITS OPERATIONS;

    - CERTAIN POTENTIAL PRODUCT AND SERVICE DEVELOPMENT EFFORTS THE COMPANY MAY PURSUE OR WHICH ARE CURRENTLY UNDERWAY;

    - THE EXPECTED LEVEL OF CAPITAL EXPENDITURES IN 1999 AND THE SUFFICIENCY OF CAPITAL AND LIQUIDITY TO MEET WORKING CAPITAL, CAPITAL EXPENDITURE AND OTHER ANTICIPATED CASH REQUIREMENTS OVER THE NEXT TWELVE MONTHS AND AVAILABILITY OF CAPITAL RESOURCES FOR USE IN THE COMPANY'S ACQUISITION STRATEGY; AND

    - THE RENEWAL OF CERTAIN AGREEMENTS, INCLUDING LEASES COVERING ITS DONOR CENTERS AND THE AUTOMATIC RENEWAL OF CERTAIN LONG-TERM CUSTOMER CONTRACTS.

    THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDING BUT NOT LIMITED TO:

    - THE COMPANY'S ABILITY TO ATTRACT AND RETAIN QUALIFIED DONORS;

    - THE COMPANY'S ABILITY TO MAINTAIN AND EXPAND ITS CUSTOMER BASE;

    - THE COMPANY'S ABILITY TO GENERATE SUFFICIENT CASH FLOWS TO SUPPORT ITS INTERNAL AND EXTERNAL GROWTH STRATEGIES;

    - THE COMPANY'S ABILITY TO IDENTIFY AND CONSUMMATE SUITABLE ACQUISITIONS IN THE FUTURE AND TO INTEGRATE AND MANAGE THEM;

    - THE COMPANY'S ABILITY TO COMPLETE THE EXPANSION OF ITS PROTEIN FRACTIONATION FACILITY IN KANKAKEE, ILLINOIS ON SCHEDULE AND TO IMPLEMENT SUCCESSFULLY NEW PROCESSES AND TECHNOLOGIES;

    - CHANGES IN LAWS AND REGULATIONS THAT COULD AFFECT THE COMPANY'S ABILITY TO OBTAIN ADDITIONAL AND MAINTAIN EXISTING REGULATORY LICENSES AND APPROVALS;

    - THE EFFECT OF COMPETITION FOR CUSTOMERS, DONORS OR OTHERWISE;

    - THE EFFECT OF REGULATORY SCRUTINY;

    - POTENTIAL FUTURE TECHNOLOGIES THAT COULD LESSEN OR ELIMINATE THE NEED FOR ANTIBODIES AND OTHER PLASMA-BASED PRODUCTS;

    - CHANGES IN INDUSTRY TRENDS, CUSTOMER SPECIFICATIONS, MARKET DEMAND AND POTENTIAL FOREIGN RESTRICTIONS OF THE IMPORTATION OF THE COMPANY'S PRODUCTS THAT COULD IMPACT INTERNAL AND EXTERNAL GROWTH, EARNINGS AND MARKET SHARE;

    - THE COMPANY'S DEPENDENCE ON A FEW MAJOR CUSTOMERS AND SUPPLIERS AND ITS ABILITY TO MAINTAIN FAVORABLE SUPPLIER AGREEMENTS AND RELATIONSHIPS WITH THEM; AND

    - THE COMPANY'S SUBSTANTIAL RELIANCE ON TWO PRODUCTS, ANTI-D AND NON-SPECIALTY ANTIBODIES DERIVED FROM SOURCE PLASMA.

ITEM 1. BUSINESS

    The Company is a leading worldwide provider of specialty human antibodies and other blood-related products and services to major healthcare companies. The Company's services, including donor recruitment, donor management and clinical testing services, enable the Company to provide value-added specialty antibodies that are used as the active ingredients in therapeutic products for the treatment and management of such medical indications as Rh incompatibility in newborns, rabies and hepatitis and in diagnostic products such as blood typing reagents and diagnostic test kits. In addition, the Company collects source plasma containing non-specialty antibodies from which a number of products, primarily intravenous immune globulin (IVIG), a product containing a broad spectrum of antibodies used in the treatment of a wide variety of medical indications, are derived. As of March 15, 1999, the Company conducted its operations through a national network of 64 donor centers and through laboratories located in the United States and the United Kingdom. The Company also operates two monoclonal antibody manufacturing facilities in Scotland. Furthermore, the Company operates a clinical trial site dedicated to the management and performance of clinical trials for the pharmaceutical and biotechnology industries. On December 29, 1998, subsequent to year end, the Company purchased substantially all of the domestic assets of Pentex Blood Proteins ("Pentex"), a unit of Bayer Corporation. Located in Kankakee, Illinois, Pentex supplies a broad line of purified animal and human blood proteins to the diagnostic and biopharmaceutical industries.

INDUSTRY OVERVIEW

    The human blood products and services industry encompasses a number of markets, with products ranging from whole blood, which is used for direct transfusions, to blood components, such as source plasma, specialty and non-specialty antibodies found in source plasma and other specialty biologic components. Source plasma, the clear liquid portion of blood characterized by non-specific concentrations of antibodies, is used to manufacture many products that treat a variety of medical indications. Antibodies are soluble components contained in plasma which are produced by the immune system to fight specific diseases. Other derivative products of source plasma include albumin, used to treat shock and burn patients, and clotting factors such as Factor VIII Concentrate and Factor IX Concentrate, used primarily by hemophiliac patients.

    The industry is generally divided into two distinct sectors. The largest sector of the industry is comprised of non-profit organizations, such as the American Red Cross and community blood banks, which supply whole blood and other transfusible products to hospitals. Conversely, the commercial sector of the industry is focused primarily on supplying source plasma, specialty and non-specialty antibodies and specialty biologic components to healthcare companies which further process these components into therapeutic and diagnostic products.

    The therapeutic segment of the commercial sector includes products consisting of specialty antibodies and cells, as well as non-specific, or non-specialty, antibodies and source plasma. Specialty antibodies are typically used to manufacture products for treating persons exposed to, or at risk of, contracting a specific disease. Specialty antibodies used for therapeutic purposes range from those used to treat medical indications such as tetanus and rabies, which the Company believes generally sell for approximately $90 to $110 per liter, to high-end products such as anti-D, an antibody used to treat Rh incompatibility in newborns and anti-hepatitis, which the Company believes generally sell for approximately $400 to $600 per liter. By comparison, the average industry gross price of source plasma, from which IVIG and other products are derived, is approximately $85 to $90 per liter.

    Antibodies, both human sourced as well as those in monoclonal form, are also used to make diagnostic products used to screen patients for prior exposure to a specific disease or to determine blood type. Polyclonal and monoclonal antibodies used in diagnostic products such as blood typing reagents and diagnostic test kits generally sell for $0.95 per milliliter to $6.50 per milliliter, with some rare antibodies selling for as high as $20.00 per milliliter.

    The Company believes that there are a number of factors increasing the demand for antibodies and antibody-based products in general. In the treatment of certain diseases such as rabies and Rh incompatibility in newborns, antibody-based products are recognized as the only generally accepted treatment or prevention for such diseases. In addition, medical and scientific advances are increasing the demand for antibodies for new indications and improved therapies. For example, while there are only six FDA-approved uses for IVIG, the Company believes there are approximately 60 medical conditions for which it is currently being used or clinically examined as a treatment. The Company also believes that cost containment in healthcare is spurring the demand for alternatives to antibiotics and vaccines, such as the use of antibody-based products for disease management. Additionally, increasing regulation and concerns relating to blood safety are causing demand for a broader array of antibody-based diagnostic tests used to evaluate blood samples. The demand for more diverse diagnostic tests is also increasing as world population migration is spreading diseases, which were once confined to specific geographic areas. The Company also believes that the aging of the U.S. population is increasing the demand for antibody-based products that are as efficacious as, but less toxic than, many alternative treatment regimens. Recently, the industry has been experiencing critical shortages of certain end products, most notably IVIG.

    The Company believes that there are a number of factors that are limiting the supply of commercially available human antibodies. The supply of antibodies has been adversely affected by the more rigorous screening procedures required by regulatory authorities, in particular the FDA and certain German regulatory bodies, industry trade organizations and manufacturers of the various end products. These procedures, which include a more extensive investigation into a donor's background, new tests to detect the presence of disease-causing organisms and other limitations on donors such as age restrictions, have disqualified numerous potential donors and discouraged other donors who may be reluctant to undergo the screening procedures. Furthermore, the Company believes that, owing in part to the general strength of the national economy, the financial incentives provided to donors may be less attractive as compensation for their time, further decreasing the pool of potential donors. Also, as customers require increasingly higher concentrations of specialty antibodies, the qualified pool of donors is further reduced. These customer requirements have resulted in an increasing need to boost the concentration of specialty antibodies in donors through vaccination or immunization. Furthermore, the length of time required to be granted regulatory licenses for antibody collection sites (donor centers), testing facilities and biological products is significant.

    The Company believes that in addition to the factors discussed above, this shortage has been caused by several company specific manufacturing, regulatory or other issues facing the manufacturers of this product, as well as by recalls of product manufactured with antibodies obtained from donors who are subsequently discovered to have had Creutzfeld-Jakob disease ("CJD"). See "Government and Industry Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview".

    In addition to the demand and supply factors discussed above, the industry continues to experience a number of other trends. One such trend is the movement by healthcare companies towards obtaining antibodies and other biologic products and services from a fewer number of suppliers who can supply a wider array of products and services. The resulting enhanced relationships between healthcare companies and these suppliers have resulted in an increased tendency of some major healthcare companies to outsource essential complex regulatory, testing and specialized manufacturing activities. For example, during 1998, the Company commenced laboratory testing services on the majority of the non-specialty antibodies sold to its largest customer, a service that was previously performed by the customer. In addition, the increased regulatory environment, as well as the increasing preference of customers for value-added services, requires suppliers to have a high level of expertise and capital resources. Primarily as a result of these trends, the industry has been undergoing a consolidation for several years.

OPERATIONS

    As of March 15, 1999, the Company conducted its operations through a national network of 64 donor centers and through laboratories located in the United States and the United Kingdom. The Company also operates two monoclonal production facilities in Scotland, a purified blood proteins fractionation facility in Kankakee, IL and a clinical trial site.

    DONOR RECRUITMENT. The Company obtains the significant majority of its specialty antibodies from donors with high concentrations of the antibodies sought. The Company maintains an active communications network with medical professionals and healthcare organizations nationwide to assist in identifying these donors. The majority of the Company's 17 specialty donor centers are strategically located on or near medical campuses, enhancing the Company's ability to source specialty antibodies from medical community referrals. In addition, the Company is able to identify and react rapidly to disease outbreaks in order to recruit suitable donors for specialty antibodies created by such specific diseases. The Company actively seeks to maintain and replenish its donor base for its specialty therapeutic and diagnostic products and maintains an ongoing program to recruit donors and make medical professionals aware of its capabilities and needs.

    One trend that the Company has experienced recently is an increased difficulty in recruiting and retaining donors of non-specialty antibodies. The Company believes that owing in part to the general strength of the national economy, the financial incentives provided to these donors may be less attractive as compensation for their time. While the Company is currently pursuing various alternatives to increase production at its non-specialty donor centers, there can be no assurance that such efforts will be successful, or that any adverse effect from these trends will not be material.

    DONOR SCREENING AND PRODUCT COLLECTION. Each donor candidate undergoes a process that includes an explanation of the donation procedure and how the antibodies they are donating are subsequently used, extensive physiological and biological screening, a physical examination and the collection of test samples. In addition, donors of specialty antibodies undergo further qualification profiling. Once a candidate is accepted as a donor, the Company may collect antibodies from the donor at its donor centers through an FDA-approved collection procedure known as plasmapheresis, which lasts between 40 and 60 minutes and is very similar to donating blood. However, since red blood cells are returned to the donor by means of centrifugation, individuals may donate as frequently as twice per week. Each donation is quarantined at the donor center while test samples are sent to the Company's central laboratory, or in some cases, its customers' laboratories, for FDA-mandated viral marker screening tests (e.g., hepatitis, HIV, etc.) and in the case of specialty antibodies, characterization (i.e., special analytical tests to identify and measure the quality and concentration of the targeted antibodies). Furthermore, voluntary industry standards require that each first time donor's ("Applicant Donor") donation be quarantined until such time that a second donation is received from the Applicant Donor and appropriate test results are obtained on both donations. If a second donation is not received from the Applicant Donor within six months, the initial donation must be destroyed. Once these two donations and their test results are complete and acceptable, the Applicant Donor becomes a "qualified donor" and all future donations are generally available for immediate shipment once the mandated tests have been completed.

    PRODUCT CHARACTERIZATION. The Company characterizes the specialty antibodies it collects to ensure that the concentration of antibodies meets customer specifications. The Company maintains extensive data on each of its donors for both regulatory compliance and quality assurance. This database enhances the Company's donor tracking and monitoring capabilities, which help assure the quality of the antibodies for its customers. The ability to accurately characterize and trace the source of antibodies adds value to the products for the customer by replacing steps the customer might otherwise have to perform.

    DONOR MANAGEMENT. Through communication and incentive programs and an emphasis on customer service, the Company encourages full and continuing participation by its donors. As an integral part of donor management, the Company's staff continually communicates with donors to reinforce their commitment. The Company has personnel and programs designed to make each visit to the donor center a smooth, comfortable and safe experience. The Company's expertise in donor management has enabled it to retain many donors for years of repeated, regular donations, thereby enhancing the Company's profitability. The Company's specialty donors typically donate once or twice per week, with many having continued as donors for ten years or greater. A significant portion of the Company's rare specialty antibody donors have entered into contracts with the Company pursuant to which they have agreed to donate exclusively to the Company for a three-year period.

    IMMUNIZATION. In response to customer demands for higher quality products, the Company's specialty donor centers are actively involved in the immunization of the majority their specialty antibody donors. In addition, certain of the Company's non-specialty donor centers are licensed to immunize donors for certain specialty antibodies. Immunization is the use of FDA-approved vaccines to stimulate the development or heighten the concentration of already existing specialty antibodies in the donor. Although vaccines to conduct immunization for several of the Company's products are commercially available, the Company believes it has a competitive advantage through its existing inventory of, and ongoing ability to produce, its own proprietary FDA-approved vaccine to produce anti-D antibodies in donors. In some cases, antibody-producing white cells are also collected from immunized donors and used to develop monoclonal products for diagnostic use.

    MONOCLONAL ANTIBODY PRODUCTION. In addition to collecting antibodies from its donors, the Company, through its Serologicals, Ltd. subsidiary, formerly known as Bioscot, Ltd. ("Bioscot"), produces monoclonal, or cloned, antibodies from over 45 cell lines. The Company's FDA-licensed monoclonal manufacturing facilities in Edinburgh and Livingston, Scotland produce monoclonal antibodies from cells derived through the Company's donor network or acquired from other laboratories. Currently, all monoclonal antibodies manufactured by the Company are used in diagnostic products such as blood typing reagents. Through this monoclonal manufacturing capability, the Company has been able to introduce additional, second generation, human monoclonal products and also begin to sell finished products outside the United States, such as its value-added line of OEM and branded blood typing reagents. In 1998, the operations of Bioscot represented the majority of the business conducted by the Diagnostic Products segment.

    BLOOD PROTEIN FRACTIONATION. As a result of its acquisition of Pentex subsequent to year end, the Company, through its manufacturing facility in Kankakee, IL, isolates specific proteins contained primarily in animal sera or plasma through specialized manufacturing processes known as protein fractionation. The Company utilizes core technologies such as organic solvent precipitation, heat shock, molecular and microporous filtration, ion-exchange chromatography and salt precipitation to isolate and purify major plasma protein classes (e.g., albumin, gamma globulin, transferrin, lipoproteins and clotting factors). The resulting blood protein product line is sold worldwide in over 25 countries, primarily to healthcare companies that manufacture blood typing or other diagnostic reagents, as well as to biopharmaceutical companies for use in tissue culture media.

PRODUCTS

    Through its value-added services, the Company provides antibodies that serve as the active ingredients in certain therapeutic and diagnostic products manufactured by major healthcare companies. The Company's customers generally further process these products. The Company also sells certain antibodies for blood typing reagents directly to end-users. In 1998, the Company derived approximately 83% of its net sales from the Therapeutic Products segment, a substantial majority of which related to anti-D and non-specialty antibodies, and approximately 16% of its net sales from its Diagnostic Products segment, the majority of which related to blood typing reagents and antibodies used in diagnostic test kits. The remaining sales were generated by miscellaneous products and services. Subsequent to year end, the Company, through its acquisition of Pentex, commenced selling a line of animal protein products for use in diagnostic reagents and as tissue media components for use in biopharmaceutical therapeutic products.

Therapeutic Products

    Therapeutic end products produced by the Company's customers for which it supplies the majority of its antibodies include the following

SPECIALTY ANTIBODIES

    ANTI-D IMMUNE GLOBULIN ("ANTI-D"). Since 1968, anti-D immune globulin, also known as Rh immune globulin, has been prescribed by obstetricians to prevent Rh incompatibility in newborns ("RhHDN"). This sometimes-fatal condition affecting Rh positive infants born to Rh-negative women is due to the incompatibility of the blood of an Rh-negative mother and her Rh-positive child. Anti-D immune globulin is also used in the treatment of Idiopathic Thrombocytopenic Purpura ("ITP") in immunocompromised patients. ITP, which is common in HIV positive patients, is a disease that is characterized by destruction of the patient's platelets, which, if untreated, can result in internal hemorrhaging and ultimately, death. This condition is estimated to affect up to 100,000 Americans.

    The Company believes that demand for anti-D antibodies used in the treatment of RhHDN has generally followed the birth rate of developed countries. The Company believes that, on a longer-term basis, worldwide demand for anti-D antibodies could increase as its use as a treatment for ITP becomes more widely accepted.

    ANTI-RABIES IMMUNE GLOBULIN ("ANTI-RABIES"). Anti-rabies immune globulin therapy is prescribed for individuals suspected of recent exposure to the rabies virus. Rabies is commonly transmitted by infectious saliva from the bite of a rabid animal. Anti-rabies is administered as promptly as possible after exposure and consists of antibodies directed against the live virus particles with which the patient may be infected. In the post-exposure treatment regimen, anti-rabies is administered in conjunction with a rabies vaccine, which is used to provide the patient with an additional active immunity to the rabies virus.

    ANTI-HEPATITIS IMMUNE GLOBULIN ("ANTI-HBS"). The traditional use for anti-HBs is for the prevention of hepatitis in individuals who are at risk of contracting, or have had recent exposure to, the hepatitis B virus. In addition, anti-HBs is used for intensive treatment of liver transplant patients.

NON-SPECIALTY ANTIBODIES

    INTRAVENOUS IMMUNE GLOBULIN ("IVIG"). IVIG is derived from source plasma and is comprised of a broad spectrum of antibodies. IVIG is used in the treatment of many medical indications, primarily for patients with suppressed immune systems, to help build the body's defense against exposure to life threatening diseases.

    OTHER. The Company has on occasion supplied antibodies used in the treatment of respiratory syncytial virus, a virus affecting the respiratory tract, and cytomegalovirus, a herpes virus for which individuals with compromised immune systems are most at risk.

Diagnostic Products

    The primary products produced and sold by the Diagnostic Products segment include the following:

    ANTIBODIES FOR BLOOD TYPING REAGENTS. Blood typing reagents are used by blood banks and hospital transfusion services worldwide to assure compatibility between the recipient and the donor's blood type. Historically, blood typing reagents were made primarily from human sourced, or polyclonal, antibodies. More recently, monoclonal antibodies have been developed to provide certain high quality antibodies on a consistent basis, and many of these are now FDA approved for diagnostic purposes. The Company currently provides over 80 different antibodies used in the production of blood typing reagents that the Company believes provide it with a competitive advantage in this market due to the desire of customers to buy an entire panel of different antibodies for blood typing reagents from one manufacturer. While the majority of these antibodies are in monoclonal form, the Company continues to collect human-sourced polyclonal antibodies that are used in diagnostic products.

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

    ANIMAL BLOOD PROTEINS. Through its acquisition of Pentex subsequent to its fiscal year end, the Company provides a wide range of approximately 90 distinct animal protein products derived from five different animal species. These products, such as bovine serum albumin (BSA), are primarily supplied to healthcare companies for use in diagnostic reagents. One of the primary uses of bovine albumin is to enhance the detection of blood group antibodies, a characteristic essential for the safe transfusion of whole blood. The Company also provides a line of highly purified animal proteins known as tissue culture media components that are used by biopharmaceutical companies as nutrient additives in cell culture media. Examples of these media components are Bovine EX-CYTE-Registered Trademark-, Growth Enhancement Media Supplement, produced through a patented manufacturing process, and transferrin. Many of the recombinant proteins currently used as therapeutic products are genetically engineered in mammalian cells. In order for these cells to grow and produce, they require nourishment that can be found from such sources as Bovine EX-CYTE, which is rich in cholesterol, phospholipids and essential fatty acids, and transferrin, a protein that provides the cells with the iron required for proper cellular respiration to occur.

    In order to meet current and expected demand for its line of EX-CYTE and bovine albumin product lines, the Company is undergoing a significant, 17,000 square foot expansion of its protein fractionation facility in Kankakee, Illinois. Demand for the acquired EX-CYTE product line has increased significantly in recent years as the success rate of genetically engineered proteins and other biotechnology products has increased. Furthermore, the Pentex brand of bovine albumin has also seen recent growth, generally following the growth rate of immunodiagnostic products.

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

    On a longer-term basis, the Company is evaluating several alternatives for the development of a therapeutic monoclonal anti-D product. Monoclonal production techniques eliminate the need for fractionation of the product and may give the Company the ability to market more value-added finished therapeutic products directly to end-users. While the Company is no longer actively developing its own proprietary therapeutic anti-D product, it continues to monitor the therapeutic monoclonal anti-D market and is pursuing strategic alternatives, including future collaborations or partnerships with existing research projects, to bring such a product to market.

    Through its acquisition of Pentex, the Company is also involved in the development of new process technologies and products that it believes will ultimately add value to its blood proteins business. These technologies and projects include developing scale-up technologies for the manufacture of bovine serum albumin, protease-free; process improvement of the procedure used to control the polymerization of bovine serum albumin; increasing capacity to manufacture bovine and human transferrins; and further purification of Bovine EX-CYTE into its critical components.

SERVICES

    During 1998, the Company purchased a site specializing in the management and performance of clinical trials for the pharmaceutical and biotechnology industries. While the Company believes its expertise in regulatory and protocol compliance, quality assurance, data management and donor recruitment enables it to provide value-added clinical trial related services to the pharmaceutical and biotechnology industries, it does not intend to pursue additional, individual site acquisitions at this time. However, the Company is exploring introducing these services at its existing donor centers or entering the market through a multi-site acquisition.

    The Company has also identified and investigated several potential niche service offerings including, but not limited to, the collection of or therapy involving therapeutic apheresis or plasma exchange and autologous blood and cell collections. The Company believes it can take advantage of its existing regulatory and donor center infrastructure to provide a lower-cost, value-added setting for these services.

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

    There can be no assurance that the Company will be successful in the implementation of any of its product or service initiatives.

MARKETING AND CUSTOMERS

    The Company markets its products to over 200 customers worldwide, including several major healthcare companies. However, in 1996, 1997 and 1998, sales to the Company's top ten customers accounted for approximately 87%, 84% and 84%, respectively, of total net sales. One of the Company's customers, Bayer Corporation ("Bayer"), accounted for approximately 56%, 47% and 40% of the Company's net sales in 1996, 1997 and 1998, respectively, while another customer, Centeon Pharma GmbH, accounted for approximately 15%, 11% and 14% of net sales in 1996, 1997 and 1998, respectively. During 1997, sales to Alpha Therapeutic Corporation accounted for approximately 12% of net sales. During 1996, 1997 and 1998, no other single customer of the Company accounted for greater than 10% of net sales. In 1996, 1997 and 1998, the Company's domestic sales represented approximately 68%, 74% and 63%, respectively, of net sales.

THERAPEUTIC PRODUCTS

    The majority of the Company's therapeutic products are sold through its own sales force and, in limited markets, through independent brokers, to major biological product manufacturers. The majority of the Company's specialty antibodies for therapeutic use are sold pursuant to annual purchase orders, with prices generally negotiated annually. The Company is a party to four five-year supply contracts with Bayer for the sale of non-specialty antibodies produced at a number of its non-specialty donor centers. Such contracts, three of which expire in 1999 and one in 2002, accounted for approximately 24% of the Company's net sales in 1998. After their initial terms, the contracts are subject to automatic one-year renewals. At its option, Bayer may also purchase any production in excess of the stipulated minimums at the related donor centers. Targeted amounts to be purchased by Bayer are subject to up to 20% reductions in any given year; however, the Company is eligible to sell any excess production to other customers. The contracts are subject to the maintenance of certain quality criteria, certain termination events and production incentives. In addition, under certain of the contracts, either Bayer or the Company can reduce, by up to 10%, the quantity supplied upon notification. Early termination or the inability of the Company to renew the agreements beyond their initial terms could have a material adverse effect on the Company.

    In connection with the Company's acquisition of Nations Biologics, Inc. and its affiliates (the "Nations Group") in 1997, the Company acquired several supply contracts with Alpha Therapeutics Corporation for the sale of non-specialty antibodies collected at certain of the donor centers previously operated by the Nations Group. The contracts vary in term, price and volume levels, but are generally similar to the Company's other supply contracts for non-specialty antibodies.

DIAGNOSTIC PRODUCTS

    The Company's monoclonal and polyclonal antibodies are sold to more than 100 manufacturers or suppliers of blood typing reagents and independent brokers. While a significant amount of the Company's monoclonal antibody sales are made pursuant to supply agreements, the majority are regarded as spot sales. The polyclonal blood typing reagent market can be characterized as a spot market with limited advance sales and commitments to purchase typically made orally after the customer receives a sample. Due to the technical nature of the product, monoclonal antibodies used to manufacture blood typing reagents require a highly trained and technical sales staff. The Company's sales and technical support staff for this product is located in Scotland. The capabilities of the Company's facilities and staff allow for the marketing of monoclonal antibodies for blood typing in many forms, from unfinished product to finished, vialed and branded product.

    In 1998, the Company's clinical diagnostic antibodies were sold to more than 60 customers in 10 countries. Clinical diagnostic antibodies are primarily sold to manufacturers of diagnostic test kits for incorporation as controls or for use in product development projects. The Company maintains a separate sales group dedicated to this product line due to the large number of customers requiring personalized treatment and the special product knowledge required. The Company is a "Preferred Provider" and sells a significant portion of its clinical diagnostic antibodies pursuant to a supply contract with a customer that expires in December 1999.

    As a result of its acquisition of Pentex, the Company sells its line of blood proteins products worldwide to over 200 customers in 25 countries. These customers are generally healthcare companies that manufacture diagnostic reagents or biopharmaceuticals. The Company's marketing strategy involves identifying candidate customers, maintaining intimate knowledge of next generation projects of these companies and creating working relationships with the research teams of such companies. The Company believes that by competing at the earliest development stages, it increases its potential for being a sole source provider and learns more about the needs of developing technologies.

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

    A significant factor in the Company's growth has been the acquisition of donor centers. The Company intends to pursue the acquisition of selective donor centers throughout the United States in order to expand its antibody-sourcing network. The Company believes that acquiring additional donor center operations will allow it to leverage its selling, general and administrative costs over a greater volume of production, thereby creating economies of scale. In addition, the Company believes that these acquisitions will enable the Company to leverage its core competencies and infrastructure to allow the acquired businesses to provide, on an incremental basis, additional higher-margin specialty products and services that the Company offers. During 1998, the Company acquired the assets of four non-specialty donor centers, as well as a site that manages and performs clinical trials for the pharmaceutical and biotechnology industries. The Company also intends to pursue acquisitions of businesses that provide services and products that are complementary to its existing businesses, such as the acquisition, subsequent to year end, of Pentex. However, there can be no assurance that the Company will be able to complete suitable acquisitions in the future or successfully integrate any such acquisitions into its existing operations.

QUALITY ASSURANCE

    The Company maintains quality assurance programs designed to assure the efficacy and safety of its products and compliance with the requirements of regulatory authorities, industry trade associations and its customers. Through the Company's Quality Assurance Program, an internally maintained regulatory compliance program, the Company conducts periodic audits of each facility to monitor staff adherence to regulations and protocols. These audits are designed to ensure adherence to Company procedures and effectiveness of staff training efforts. The Company subscribes to the Quality Plasma Program ("QPP"), which is a donor center certification program administered by the American Blood Resources Association ("ABRA"), an industry trade organization. ABRA certifies only those facilities that meet its standards and provide the highest quality products. Most of the Company's customers require their suppliers to be QPP certified. All of the Company's donor center facilities are currently QPP certified.

COMPETITION

    The Company is engaged in the business of providing antibodies, which is a competitive and continually changing field. The Company competes for customers with other antibody suppliers on the basis of price, reliability and quality of product, breadth of product line and the ability to provide value-added services. While the Company believes that its proprietary anti-D vaccination protocol and extensive donor base of individuals with high concentrations of pre-existing anti-D antibodies provides it a competitive advantage and allows it to offer a premium product in terms of quality, the Company expects increased competition in the future for its anti-D antibodies from other independent collection companies. The Company believes that further increases in the production of anti-D antibodies by other suppliers could have an adverse effect on the Company through decreased orders for its product or lower selling prices per unit.

    In certain markets, the Company competes for donors by means of financial incentives which the Company offers for the donation of the antibodies it collects, by providing donor services, by implementing programs designed to attract and retain donors through education as to the uses for collected antibodies, by encouraging groups to have their members become antibody donors and by improving the attractiveness of the Company's donor centers. Certain of the Company's specialty antibodies are derived from donors with rare antibody characteristics, resulting in increased competition for such donors. If the Company is unable to maintain and expand its donor base, its business and future prospects may be adversely affected.

    Furthermore, several companies are attempting to develop and market products to treat diseases based upon technology that may lessen or eliminate the need for certain antibodies or other plasma-based products. Such products, if successfully developed and marketed, could adversely affect the demand for antibodies and other plasma-based products.

    There can be no assurance that competition for customers, donors, end products or otherwise will not adversely affect the Company.

    The Company believes it takes on average 10-12 months to obtain FDA approval for a non-specialty donor center, and takes up to 18 months to obtain the necessary regulatory approvals in order to begin shipping product from a specialty donor center which immunizes its donors. In addition to these regulatory requirements, once the center is operational, a stable donor base must be established and maintained as repeat donors are critical to success for both quality control and profitability. A significant volume of donated antibodies and sophisticated screening and immunization procedures also are necessary in order to provide the diversity and quality of antibody products demanded by the market.

GOVERNMENT AND INDUSTRY REGULATION

    GENERAL. The Company's activities are subject to significant regulation by numerous governmental authorities in the U.S. and internationally. These regulatory authorities govern the collection, testing, manufacturing, safety, efficacy, labeling, storage, record keeping, transportation, approval, advertising and promotion of the Company's products, as well as the hiring and training of its employees. The Company believes it is in substantial compliance with all relevant laws and regulations.

    The Company is subject to extensive FDA regulation. Excluding one recently opened location, all of the Company's donor centers and the Company's monoclonal manufacturing facilities hold FDA establishment licenses and the Company's specialty donor centers have numerous supplements to the source plasma product license, permitting the production and sale of specialty antibodies and the immunization of donors. The Company is also licensed to immunize donors at certain of its primarily non-specialty donor centers.

    During 1998, the FDA issued proposals to create a single license for biologic products (BLA), replacing the current establishment licenses and product licenses, with the goal of reducing unnecessary burdens for the industry without diminishing public health protection. Under these regulations, the FDA issues a single license to manufacturers of multiple biological products, such as specialty antibodies and product derived from immunized donors. While the application process has not yet been unified under a single application, the regulations are now in effect for the issuing of licenses, and the Company's non-specialty donor centers are now operating under a single license. The Company is currently seeking approval for a recently opened specialty donor center; when approved, it and the Company's remaining 16 specialty donor centers will be covered under a single license. The Company is unable to determine the impact of these new guidelines, including, for example, how enforcement actions such as suspension or revocation of licenses will affect other donor centers under a single license when and if compliance issues arise. However, if enforcement action were to be taken against all donor centers under a BLA for the actions of a single donor center, the Company could be materially adversely affected. The Company also believes that other collectors might attempt to enter the specialty antibody market, as they will generally be allowed to immunize donors at historically non-specialty donor centers during the application process. However, the Company believes that its extensive experience in immunization will be a competitive advantage, as it expects the difficulty of the application and approval process to increase.

    New facilities, products and operating procedures at each location must undergo approval processes through the FDA. Significant changes to existing facilities, products or operating procedures must also undergo FDA review prior to implementation. The Company's FDA-licensed antibody collection and testing operations in the United States and its monoclonal manufacturing facilities in the U.K. are required to adhere to FDA current Good Manufacturing Practices
(cGMP) and are routinely inspected by the FDA.

Furthermore, the Company's protein fractionation site is an FDA-registered facility. Donor centers must meet detailed standards for, among other things, the screening of donors, obtaining informed consent from donors, the collection of antibodies, training of personnel and the testing, handling and disposal of biologic products. If the FDA believes that a facility is not in compliance with applicable laws and regulations, generally as a result of an on-site inspection, it typically issues a deficiency notice known as a Form 483 and, subsequently, a warning letter if such deficiencies are not adequately responded to or addressed in an appropriate and timely manner. An inadequate response to a warning letter could ultimately result in the detainment or seizure of products, issuance of a recall, enjoinment of future operations and the assessment of civil and criminal penalties against the Company, its officers or its employees. In addition, approvals or licenses could be temporarily suspended or revoked in certain circumstances. Failure to comply with regulatory requirements or a significant adverse regulatory action could have a material adverse effect on the Company.

    Due in part to a new approach by the FDA known as "Team Biologics", there has been an increasing level of regulatory scrutiny in the biologics industry resulting in more detailed and frequent inspections, and what the Company believes are a greater number of observations cited per inspection, deficiency notices and warning letters. On occasion, the Company has received notifications and warning letters from the FDA of possible deficiencies in the Company's compliance with FDA requirements. To date, the Company believes that it has adequately addressed or corrected such deficiencies. See "Government and Industry Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview".

    The Company is also subject to additional inspections by customer quality assurance auditors, ABRA auditors, the Health Care Financing Administration ("HCFA") and state health departments. HCFA regulates and certifies all clinical testing performed at each donor center and the Company's central testing laboratory under the Clinical Laboratories Improvement Act of 1988. The Company's central testing laboratory in Atlanta, Georgia is licensed by the FDA and the State of Georgia.

    Outside the United States, sales of the Company's products are subject to additional regulatory requirements, which vary widely from country to country. In particular, much of Company's domestic operations are subject to inspection and approval by various German regulatory bodies, as a significant portion of its products, including those sold to domestic affiliates of German companies, are ultimately further manufactured or sold in Germany. These regulations, while similar in scope to those promulgated by the FDA, are often more restrictive. In the United Kingdom, the Company is subject to the U.K. Health and Safety at Work Act, which regulates the safety precautions required of manufacturers in the United Kingdom, and to various other regulations covering the use of genetically engineered organisms in laboratory and manufacturing processes. In certain countries, the Company's customers are subject to regulatory requirements that require additional inspection and approval of the Company's facilities prior to the shipment of products to such countries. Changes in existing federal, state or foreign laws or regulations could have an adverse effect on the Company's business.

    The Company is also subject to numerous industry and customer-mandated standards. Industry groups such as ABRA and the Company's customers continually evaluate their practices and procedures regarding new information or public concerns over diseases which may be transmitted from donors through their blood or blood components. Based upon such evaluation, a certain portion of the population may be prohibited from donating in the future, or certain new testing and screening procedures may be required to be performed with respect to certain donors. The Company is also subject to routine inspections of its facilities by its customers, whose approval must generally be obtained for each donor center prior to shipping product.

    One specific concern currently facing the industry is CJD, an often fatal disease occurring sporadically in the world at an incidence of about one per million population per year and which has been reportedly linked in some cases to bovine spongiform encephalopathy, also known as "mad cow disease". However, no evidence currently exists that CJD can be transmitted by blood and plasma products and the risk, if any, is believed to be small and at present only theoretical. While no acceptable testing or screening procedure currently exists to detect CJD, it has generally been found to have a higher incidence in the older population. In response to this concern and at the request of several of its customers, the Company has ceased collecting certain antibodies from donors over the age of 59 at certain of its donor centers.

    Another relatively new standard voluntarily adopted by the industry relates to the acceptance of new donors. In an effort to further minimize the potential that infected plasma could enter the manufacturing process undetected, all first time donors' plasma is excluded from shipment and further manufacture unless a second, negative set of test results is also obtained on a second donation within six months, essentially precluding one-time donations. Also, in order to further shorten the "window period" during which time a donor is potentially infectious but is not detected as such by current screening tests that measure antibody response to the viruses, certain of the Company's therapeutic customers have implemented a testing method, Nucleic Acid Amplification ("NAT"), sometimes known as Polymerase Chain Reaction ("PCR") technology. PCR/NAT testing is a method used to detect the presence of genetic material of problem viruses before antibodies against those viruses can be formed. While the test is not yet required or approved by the FDA, the Company's customers have begun testing all source plasma for hepatitis C and, in some cases, hepatitis B and HIV, as a further measure of safety.

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

EMPLOYEES

    As of March 15, 1999, the Company employed 1,175 persons, 1,094 of whom were located in the United States and 81 of whom were located in the United Kingdom. Of the Company's U.S.-based employees, 33 that were hired in connection with the acquisition of Pentex are members of a collective bargaining unit. The Company believes that its relationship with its employees is generally satisfactory.

PRODUCT LIABILITY AND INSURANCE

    The sourcing, processing and sale of the Company's products involve a risk of product and professional liability claims. The Company has obtained product liability insurance in an amount of $3.0 million per incident and $3.0 million in the aggregate per annum for each of the Company's facilities on an occurrence basis and professional liability insurance in the same amounts on a claims made basis. The Company also has a $5.0 million excess liability umbrella insurance policy. There can be no assurance that the coverage limits of the Company's insurance policies and/or any rights of indemnification and contribution that the Company may have will offset potential claims. A successful claim against the Company in excess of insurance coverage and not subject to indemnification could have a material adverse effect on the Company.

ITEM 2. PROPERTIES

    The Company's 64 donor centers and its clinical trial site are located in 22 states and the District of Columbia, principally in the South, Southwest, Midwest and Northwest United States. The donor centers range in size from approximately 1,000 to 10,000 square feet and are generally leased with five-year terms. A majority of these leases contain renewal options which permit the Company to renew the leases for a five-year period at the then fair rental value. The Company believes that in the normal course of its business, it will be able to renew its existing leases or relocate its operations subject to regulatory approval. See Item 1, "Business-Operations."

    The Company's central testing laboratory and international headquarters are located in Atlanta, GA; its monoclonal research and development laboratories and the Company's FDA licensed monoclonal antibody manufacturing facilities are located in Edinburgh, Scotland (large scale monoclonal production) and Livingston, Scotland (vialing and labeling). All of these facilities are leased with terms expiring through 2021.

    The Company's owned blood protein fractionation facility, acquired in the Pentex transaction, is a 44,000 square foot facility located on five acres in Kankakee, Illinois. In order to meet current and expected demand for certain of its products, the facility is currently undergoing a 17,000 square foot expansion, which it expects to have completed during the fourth quarter of 1999.

ITEM 3. LEGAL PROCEEDINGS

    In connection with a dispute relating to the "earn-out" provisions in a stock and asset purchase agreement entered into by the Company and certain of its subsidiaries with Nations Biologics, Inc., affiliated entities and the other sellers named therein (the "Sellers"), dated March 6, 1997, pursuant to which the Company acquired 16 donor centers (the "Purchase Agreement"), the Sellers in November 1998 commenced an action titled DECATUR PLASMA, INC. ET AL. V. SEROLOGICALS CORPORATION ET AL, in federal district court in the Northern District of Georgia. The complaint asserted a claim for breach of contract, alleging that the Sellers were entitled to an "earn-out" payment in addition to the consideration already received by the Sellers in connection with the transaction. The Company notified the Sellers that it denied the allegations and intended to defend the action vigorously and potentially to assert counterclaims against the Sellers. Subsequently, the Company filed a motion to dimiss the complaint, and no answer was filed or discovery taken. During the pendency of the motion to dismiss, the parties agreed to voluntarily dismiss the action and to exchange releases pursuant to a settlement. In accordance with the settlement, no earn-out or other consideration beyond the initial purchase price is being paid to the Sellers.

    The Company is also a party to litigation in the ordinary course of business. The Company does not believe that such litigation is likely to have a material adverse effect on its financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year ended December 27, 1998.

ITEM 4A. EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT

    The following table sets forth the names, ages and all positions and offices with the Company held by the Company's present executive officers. Unless otherwise indicated below, each person has held the office indicated for more than five years:

NAME                                                       AGE              POSITIONS AND OFFICES PRESENTLY HELD
-----------------------------------------------------      ---      -----------------------------------------------------
Harold J. Tenoso, Ph.D...............................          60   President, Chief Executive Officer and Director
Terry Dobson.........................................          53   Vice President, International Development
Charles P. Harrison..................................          51   Vice President, Therapeutic Business Unit
P. Ann Hoppe.........................................          59   Vice President, Regulatory Affairs
Timm M. Hurst........................................          57   Vice President, Sales and Marketing
Russell H. Plumb.....................................          40   Vice President, Finance and Administration,
                                                                    Chief Financial Officer and Treasurer
Toby L. Simon, M.D...................................          54   Vice President, Medical and Scientific Affairs
Keith J. Thompson....................................          41   Vice President, Diagnostic Operations

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

    TERRY DOBSON has served as Vice President, International Development of the Company since January 1995. Mr. Dobson was Managing Director of Bioscot from January 1990 to January 1995. Prior to joining the Company upon the Company's acquisition of Bioscot, Mr. Dobson served as the Business Manager, FDA Responsible Head and a director of Bioscot.

    CHARLES P. HARRISON has served as Vice President, Therapeutics Business Unit since January 1999. Previously, he served as Vice President, Healthcare Services from February 1996 until December 1998. Prior to joining the Company he was the President, Chief Executive Officer, Chief Financial Officer and a director of Creative Products Resource, Inc., a drug delivery firm from January 1993 until January 1996. Prior to that time, he was the President, Chief Financial Officer and a director of UNIMED, Inc., a publicly held pharmaceutical company, from May 1986 until May 1992 and a consultant from May 1992 until April 1993. Mr. Harrison is presently a director of Creative Products Resource, Inc.

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

    TIMM M. HURST, has served as Vice President, Sales and Marketing of the Company since May 1998 and was a Vice President from May 1997 until May 1998. From April 1994 until May 1997, Mr. Hurst served as Vice President, Sales and Marketing of the Company and from 1984 until April 1994, as Vice President in charge of disease state products, technical services and administration of the Company. Prior to joining the Company, Mr. Hurst was the Director of Sales and Marketing for Blood Products of Delmed, Inc. Mr. Hurst is a member of AABB.

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

    TOBY L. SIMON, M.D. has served as Vice President, Medical and Scientific Affairs since March 1997. From March 1990 until joining the Company, Dr. Simon served in various capacities with Blood Systems, Inc., an organization of blood and plasma centers ("BSI"), and its research affiliate, Blood Systems Foundation ("BSF"), most recently as President of BSF from March 1995 until March 1997 and President and Chief Executive Officer of BSI from March 1991 until March 1995. Dr. Simon is certified in internal medicine and hematology by the American Board of Internal Medicine and in blood banking by the American Board of Pathology.

    KEITH J. THOMPSON has served as Vice President, Diagnostic Operations since January 1998. Prior to his appointment as Vice President, Mr. Thompson served in various capacities at Bioscot since 1985, including as Managing Director from January 1995 until December 1997 and as Operations Director from November 1992 until December 1994.

    In addition, the following individuals serve as key employees of the
Company:

    JAMES F. SOWINSKI, 49, has served as Vice President of the Company since May 1997. From 1988 until May 1997, Mr. Sowinski served as Vice President, Operations of the Company. Mr. Sowinski joined the Company in 1977 as a donor center Executive Director and Responsible Head.

    M. DWAIN WILCOX, 31, has served as Vice President, Information Systems since joining the Company in October 1998. Prior to joining the Company, Mr. Wilcox held several positions at Lanier Worldwide, a subsidiary of Harris Corporation, most recently as Director, Systems Integration from June 1996 until October 1998 and Program Manager, System Integration from November 1993 until June 1996.

                                    PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS.

    The Company's common stock was initially offered to the public on June 15, 1995 at a price of $5.11 per share and trades on the Nasdaq Stock Market ("Nasdaq") under the symbol "SERO."

    The Company declared a three-for-two split of its common stock effective August 14, 1998 for shareholders of record on July 31, 1998. All price and share amounts herein are adjusted to reflect the effect of such split.

    On March 15, 1999, the closing price of the common stock was $16.00 per share. As of March 15, 1999, there were 102 holders of record and approximately 3,300 beneficial holders of the Company's common stock.

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

    The following table sets forth the high and low sale prices for the Company's common stock for the periods indicated as reported by Nasdaq.

                                                                               HIGH        LOW
                                                                             ---------  ---------
Year Ended December 27, 1998
  Quarter Ended
    March 29...............................................................  $   19.58  $   15.42
    June 28................................................................      22.50      16.67
    September 27...........................................................      26.00      16.75
    December 27............................................................      30.38      18.00

Year Ended December 28, 1997
  Quarter Ended
    March 30...............................................................  $   15.72  $   10.08
    June 29................................................................      14.67       9.17
    September 28...........................................................      15.67      12.59
    December 28............................................................      17.33      12.00

ITEM 6. SELECTED FINANCIAL DATA

    The following selected financial data have been derived from the Consolidated Financial Statements of the Company. These data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and notes thereto included elsewhere in this Form 10-K. The statements of operations data and balance sheet data as of and for the years ended December 31, 1994 and 1995, December 29, 1996,

December 28, 1997 and December 27, 1998 have been derived from the audited Consolidated Financial Statements of the Company.

                                                              1994       1995       1996       1997        1998
                                                            ---------  ---------  ---------  ---------  ----------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales.................................................  $  30,100  $  52,124  $  65,571  $  97,534  $  123,072
Costs and Expenses
  Cost of sales...........................................     16,796     31,525     38,752     62,065      81,242
  Selling, general and administrative expenses............      6,290      8,216      9,394     12,222      13,545
  Product development expenses............................        829      1,974      2,242      2,000       1,403
  Other expense, net......................................         12      1,328      1,847      2,713       2,696
  Interest expense (income), net..........................        407      2,116        220       (532)       (846)
                                                            ---------  ---------  ---------  ---------  ----------
Income before income taxes and extraordinary loss.........      5,766      6,965     13,116     19,066      25,032
Provision for income taxes................................      2,227      2,499      4,866      7,064       8,687
                                                            ---------  ---------  ---------  ---------  ----------
Income before extraordinary loss..........................      3,539      4,466      8,250     12,002      16,345
Extraordinary loss on early retirement of debt, net of
  income taxes............................................       (103)    (1,823)       (14)        --          --
                                                            ---------  ---------  ---------  ---------  ----------
NET INCOME................................................      3,436      2,643      8,236     12,002      16,345
Accretion of common stock put warrants....................       (186)       (46)    --         --          --
                                                            ---------  ---------  ---------  ---------  ----------
NET INCOME available for common stockholders..............  $   3,250  $   2,597  $   8,236  $  12,002  $   16,345
                                                            ---------  ---------  ---------  ---------  ----------
                                                            ---------  ---------  ---------  ---------  ----------
NET INCOME PER COMMON SHARE--BASIC:
  Income before extraordinary loss........................  $    0.36  $    0.27  $    0.41  $    0.54  $     0.68
  Extraordinary loss......................................      (0.01)     (0.11)    --         --          --
                                                            ---------  ---------  ---------  ---------  ----------
  Net income..............................................  $    0.35  $    0.16  $    0.41  $    0.54  $     0.68
                                                            ---------  ---------  ---------  ---------  ----------
                                                            ---------  ---------  ---------  ---------  ----------
NET INCOME PER COMMON SHARE-- DILUTED:
  Income before extraordinary loss........................  $    0.24  $    0.26  $    0.38  $    0.51  $     0.63
  Extraordinary loss......................................      (0.01)     (0.11)    --         --          --
                                                            ---------  ---------  ---------  ---------  ----------
  Net income..............................................  $    0.23  $    0.15  $    0.38  $    0.51  $     0.63
                                                            ---------  ---------  ---------  ---------  ----------
                                                            ---------  ---------  ---------  ---------  ----------
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES
  OUTSTANDING:
    Basic.................................................      9,296     16,160     20,210     22,249      24,001
                                                            ---------  ---------  ---------  ---------  ----------
                                                            ---------  ---------  ---------  ---------  ----------
    Diluted (1)...........................................     14,063     17,204     21,482     23,789      25,942
                                                            ---------  ---------  ---------  ---------  ----------
                                                            ---------  ---------  ---------  ---------  ----------
BALANCE SHEET DATA:
  Working capital.........................................  $   6,060  $   6,174  $  20,705  $  37,425  $   56,164
  Total assets............................................     50,135     50,234     80,837    123,492     147,331
  Long-term debt, less current maturities.................     32,708      6,751        147      4,446         878
  Stockholders' equity....................................      6,842     36,577     67,804    103,285     129,009

------------------------

(1) The dilutive effect of stock options and warrants has been calculated according to the treasury stock method using the IPO price of $5.11 per share for all periods presented prior to June 14, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company is a leading worldwide provider of specialty human antibodies and related services to major healthcare companies. The Company also collects source plasma containing non-specialty antibodies used in the manufacture of a number of products, primarily intravenous immune globulin (IVIG), a product containing a broad spectrum of antibodies used in the treatment of a wide variety of medical indications. As of March 15, 1999, the Company operated 64 donor centers, 17 of which specialize in specialty antibody collections and 47 of which primarily collect source plasma. Through the Company's Serologicals, Ltd. subsidiary, formerly known as Bioscot, Ltd. ("Bioscot"), it also operates two FDA-licensed monoclonal antibody manufacturing facilities in Scotland. For management purposes, the operations of the Company's subsidiaries are organized into two primary operating segments, Therapeutic Products and Diagnostic Products. These segments are based primarily on the differing nature of the ultimate end use of the Company's products, the differing production and other value-added processes performed by the Company with respect to the products and, to a lesser extent, the differing customer bases to which each reportable segment sells its products.

    The activities of the Therapeutic Products segment primarily include the collection and sale of human antibodies that are used as the active ingredients in therapeutic products for the treatment and management of diseases such as Rh incompatibility in newborns, hepatitis and rabies. The activities of the Diagnostic Products segment primarily include the Company's manufacture and sale of monoclonal antibodies and the sale of certain human-sourced, polyclonal antibodies, which are used in diagnostic products such as blood typing reagents and diagnostic test kits.

    Increasing regulatory scrutiny continues to be a significant factor shaping the biologics industry, resulting in more detailed and frequent Food and Drug Administration (FDA) inspections of the Company's and its customers' operations, a potentially greater number of observations, deficiency notices and warning letters per inspection, and more product recalls and temporary or permanent closures of facilities. One factor contributing to this trend is the FDA's implementation of a new approach to inspections of donor centers and laboratory testing and manufacturing facilities, including the Company's customers', entitled "Team Biologics". Under this new approach, substantially all such inspections are performed by highly trained field investigators who are focusing more extensively on the FDA's current good manufacturing practices (cGMP) and quality systems. This approach was first applied to the plasma fractionators and subsequently to other biologic product areas, including to date certain of the Company's facilities. Several large fractionators, including certain of the Company's customers, have been affected in varying degrees, from complete shutdowns of manufacturing facilities to operating under a consent decree to bring their facilities into compliance. Furthermore, the Company believes certain manufacturers are currently experiencing a longer than anticipated FDA approval process of new, relocated or expanded manufacturing and laboratory testing facilities. Specifically, during 1998 the Company's largest customer ceased performing laboratory testing services on the non-specialty antibodies it purchased from the Company, due to difficulties in the validation of its relocated laboratory testing facility. The Company has since transferred the majority of the mandatory viral marker testing of the product sold to this customer to its own central laboratory located in Atlanta, Georgia. Also during 1998, the Company was notified that another of its customers, which has been operating under a consent decree, had suspended certain operations following an FDA inspection. As the majority of the Company's sales to this customer are made to its European affiliate whose manufacturing facilities were not impacted by this suspension, the Company believes that the impact on its results of operations and financial condition will not be material.

    On occasion, the Company has received notifications and warning letters from the FDA related to possible deficiencies in the Company's compliance with FDA requirements. To date, the Company believes that it has adequately addressed or corrected such deficiencies and that it is in substantial compliance with all relevant laws and regulations. However, as all of the Company's operations have not yet been fully subjected to Team Biologics inspections, it is unable to determine what impact, if any, such inspections will have on the Company and its operations when they occur.

    Another trend the industry is currently experiencing is the continuing imposition of more rigorous donor screening standards by the FDA and certain regulatory bodies in foreign countries, in particular, those governing the manufacture of plasma-based products in Germany. The Company's customers and certain industry trade organizations are also imposing stricter standards. Such new standards, including donor age restrictions, the elimination of one-time and certain other infrequent donors and the introduction of new testing techniques have reduced the pool of, and increased the competition for, potential donors. Furthermore, the Company believes that, owing in part to the general strength of the national economy, the financial incentives provided to donors may be less attractive as compensation for their time, further decreasing the pool of potential donors. Conversely, current demand for many of the antibodies the Company offers has increased for a variety of reasons, including increased demand for the end products into which they are manufactured, expanded use of the various end products and increased manufacturing capacity of certain fractionators as they are able to bring their facilities into compliance. These factors have led to recent and, in some cases, critical shortages of various plasma-based products, most notably IVIG.

    While the Company believes it has been adversely impacted by the factors described above, including lower than anticipated collections of non-specialty antibodies and the, increased collection costs thereof, it believes that the current supply and demand factors affecting the industry may serve to enhance the pricing of non-specialty antibodies in the future and the Company's long-term prospects. While the Company is currently pursuing various alternatives to increase production at its non-specialty donor centers, there can be no assurance that such efforts will be successful, or that any further impact related to these factors will not have a material adverse effect on the Company or its operations.

RECENT DEVELOPMENTS

    On December 29, 1998, the Company purchased substantially all of the domestic assets of the Pentex Blood Proteins unit of Bayer Corporation ("Pentex") for $27.5 million cash at closing. Pursuant to the same transaction, the Company entered into an agreement to purchase certain foreign assets of Pentex for $1.5 million; the Company anticipates consummating this portion of the acquisition in the second quarter of 1999. Pentex provides a full range of over 100 distinct animal protein products derived from five different animal species. These products, such as bovine serum albumin (BSA), are primarily supplied to healthcare companies for use in diagnostic reagents. The Company also provides a line of highly purified animal proteins known as tissue culture media components that are used by biopharmaceutical companies as nutrient additives in cell culture media. One example of these media components is Bovine EX-CYTE-Registered Trademark-, Growth Enhancement Media Supplement, that is produced through a patented manufacturing process. The Company will account for the acquisition as a purchase in accordance with Accounting Principles Board Opinion Number 16.

RESULTS OF OPERATIONS

    The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto. The following table sets forth certain consolidated operating data of the Company as a percentage of net sales for the fiscal years indicated below.

                                                                         1996       1997       1998
                                                                       ---------  ---------  ---------
Net sales............................................................      100.0%     100.0%     100.0%
Gross profit.........................................................       40.9%      36.4%      34.0%
Selling, general and administrative expenses.........................       14.3%      12.5%      11.0%
Product development expenses.........................................        3.4%       2.1%       1.1%
Net income...........................................................       12.6%      12.3%      13.3%

YEARS ENDED DECEMBER 27, 1998 AND DECEMBER 28, 1997

NET SALES

CONSOLIDATED

    Consolidated net sales increased 26.2%, or approximately $25.5 million, from $97.5 million in 1997 to $123.1 million in 1998. Of this increase, approximately $17.0 million was attributable to increased sales from existing operations, while the remainder, or approximately $8.5 million, was attributable to acquisitions completed during 1997 and 1998.

THERAPEUTIC PRODUCTS

    Net sales of Therapeutic Products increased approximately $22.9 million, or 28.9%, from $79.2 million in 1997 to $102.1 million in 1998. Of this increase, approximately $16.5 million was from increased sales of antibodies from existing operations, most significantly anti-D, and to a lesser extent, non-specialty antibodies. The increase in sales of anti-D antibodies was a result of both pricing and volume increases, while the increase in sales of non-specialty antibodies was due in large part to an increase in the percentage of the product sold on a "gross" pricing basis, for which the increased selling price is reflective of the Company's provision of laboratory testing services and certain donor supplies that were previously borne by the customer on a net basis. The remainder of the increase, or approximately $6.3 million, was the result of acquisitions completed during 1997 and 1998. The majority of the sales attributable to the acquisitions was of non-specialty antibodies. Total net sales of specialty antibodies increased approximately $11.0 million, or 31.8%, from $34.7 million in 1997 to $45.7 million in the current year, while total net sales of non-specialty antibodies increased approximately $11.9 million, or 26.6%, from $44.6 million in 1997 to $56.4 million in 1998.

DIAGNOSTIC PRODUCTS

    Net sales of Diagnostic Products increased approximately $1.8 million, or 10.0%, from $18.3 million in 1997 to $20.1 million in the current year. Of the increase, $492,000 was primarily the result of increased sales of antibodies used in blood typing reagents, which were offset by marginal decreases in certain other diagnostic products. The remainder of the increase, or $1.4 million, was attributable to an acquisition completed during 1997. Total net sales of monoclonal antibodies increased $430,000, or 3.6%, from $11.8 million in 1997 to $12.3 million in 1998. The remaining net sales, primarily human-sourced antibodies used in blood typing reagents and diagnostic test kits, increased approximately $1.4 million, or 22.0%, from $6.4 million in the prior year to $7.8 million in 1998.

GROSS PROFIT

CONSOLIDATED

    Consolidated gross profit increased 17.9%, or approximately $6.4 million, from $35.5 million in 1997 to $41.8 million in the current year. Of this increase, approximately $5.1 million was the result of increased sales from existing operations, while approximately $1.3 million was attributable to acquisitions completed during 1997 and 1998. Gross profit as a percentage of net sales ("gross margin") decreased from 36.4% in 1997 to 34.0% in the current year, largely as a result of lower than anticipated production at many of the Company's primarily non-specialty donor centers, resulting in decreased fixed cost absorption and lower gross profit per unit, and a changing pricing mix of non-specialty antibody sales.

THERAPEUTIC PRODUCTS

    Gross profit from Therapeutic Products increased approximately $4.2 million, or 16.5%, from $25.4 million in 1997 to $29.6 million in the current year. This increase was due to additional gross profit from existing operations, primarily a result of increased sales of anti-D, offset by lower gross profit on several product lines, most notably non-specialty antibodies, and higher depreciation expense. Gross margin decreased from 32.0% in 1997 to 29.0% in 1998, primarily as a result of the level of non-specialty antibody production. Gross margin was also impacted by the increase in the percentage of non-specialty antibodies sold on a gross basis, as there was relatively insignificant gross profit attributed to the additional revenue.

DIAGNOSTIC PRODUCTS

    Gross profit from Diagnostic Products increased approximately $2.2 million, or 21.7%, from $10.1 million in 1997 to $12.3 million in 1998. The majority of this increase was attributable to increased sales from existing operations, most notably monoclonal and polyclonal antibodies used in blood typing reagents and increased margins on antibodies sold for use in diagnostic test kits. Gross margin for the Diagnostic Products segment increased from 55.2% to 61.1%, primarily as a result of a favorable sales mix within the segment's products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Consolidated selling, general and administrative expenses increased 10.8%, or $1.3 million, from $12.2 million in 1997 to $13.5 million in the current year. The increase was primarily due to a general increase in corporate overhead, in particular expenditures for information systems and related personnel, as well as legal, accounting and other expenses related to the Company's acquisition activities. Selling, general and administrative expenses, as a percentage of consolidated net sales, decreased from 12.5% in 1997 to 11.0% in the current year, due to the higher average selling price for non-specialty antibodies, which required only minimally higher general and administrative expenses. The Company also continued to effectively leverage its general corporate infrastructure.

PRODUCT DEVELOPMENT EXPENSES

    Consolidated product development expenses decreased $597,000, or 29.9%, from $2.0 million in 1997 to $1.4 million in the current year. The decrease was primarily due to a decreased emphasis on the development of a monoclonal anti-D product.

OTHER EXPENSE, NET

    Consolidated other expense, net, which primarily consists of amortization of goodwill and other intangible assets and gains and losses from foreign currency translations, was essentially unchanged from the prior year.

INTEREST INCOME, NET

    Consolidated interest income, net increased $314,000, or 59.0%, from $532,000 in 1997 to $846,000 in 1998. The increase was primarily attributable to higher average cash and cash equivalent balances during the year and lower average borrowings outstanding during the year, offset by lower average interest rates earned on invested cash balances.

PROVISION FOR INCOME TAXES

    The provision for income taxes as a percentage of income before income taxes decreased from 37.1% in 1997 to 34.7% in 1998. The decrease was primarily the result of the favorable impact of a number of foreign, state and local tax planning initiatives adopted by the Company.

YEARS ENDED DECEMBER 28, 1997 AND DECEMBER 29, 1996

NET SALES

CONSOLIDATED

    Consolidated net sales increased approximately $32.0 million, or 48.7%, from $65.6 million in 1996 to $97.5 million in 1997. Of the increase, approximately $19.2 million was the result of acquisitions completed during 1997 and the full-year effect of acquisitions completed during 1996. The remainder of the increase, or approximately $12.8 million, resulted from increased sales from existing operations.

THERAPEUTIC PRODUCTS

    Net sales of Therapeutic Products increased $28.3 million, or 55.7%, from $50.9 million in 1996 to $79.2 million in 1997. Of this increase, approximately $19.2 was the result of acquisitions completed during 1997, the full-year effect of acquisitions completed in 1996 and increased sales from the businesses acquired. The remainder of the increase, or approximately $9.2 million, was from increased sales of antibodies from existing operations, primarily anti-D and, to a lesser extent, anti-hepatitis and non-specialty antibodies. Net sales of specialty antibodies increased $7.1 million, or 25.6%, from $27.6 million in 1996 to $34.7 million in 1997, while net sales of non-specialty antibodies increased approximately $21.3 million, or 91.5%, from $23.3 million in 1996 to $44.6 million in 1997.

DIAGNOSTIC PRODUCTS

    Net sales of Diagnostic Products increased approximately $3.8 million, or 26.1%, from $14.5 million in 1996 to $18.3 million in 1997. The increase in net sales was attributable to additional sales from existing operations, primarily monoclonal antibodies used for blood typing reagents and antibodies used in diagnostic test kits. Total net sales of monoclonal antibodies increased $1.8 million, or 17.7%, from $10.1 million in 1996 to $11.8 million in 1997. The remaining net sales of the segment, primarily human-sourced antibodies used in blood typing reagents and diagnostic test kits, increased approximately $2.0 million, or 44.5%, from $4.4 million in 1996 to $6.4 million in 1997.

GROSS PROFIT

CONSOLIDATED

    Consolidated gross profit increased approximately $8.7 million, or 32.3%, from $26.8 million in 1996 to $35.5 million during 1997. The majority of the increase, or approximately $6.4 million, was attributable to additional sales of, and higher margins on, specialty antibodies, in particular anti-D and monoclonal antibodies, and to a lesser extent, additional sales of non-specialty antibodies. The remainder of the increase, or approximately $2.2 million, related to acquisitions completed during 1997 and 1996. Gross margin decreased from 40.9% in 1996 to 36.4% in 1997, primarily attributable to an increase in net sales of relatively lower-margin non-specialty antibodies as a percentage of total net sales from approximately 35% in 1996 to 46% in 1997 and higher depreciation expense, offset in part by an increase in sales of certain higher margin clinical diagnostic products.

THERAPEUTIC PRODUCTS

    Gross profit from Therapeutic Products increased approximately $7.4 million, or 41.3%, from $18.0 million in 1996 to $25.4 million in 1997. Of this increase, $6.7 million was primarily due to increased sales of specialty antibodies, most significantly anti-D, while the remainder of the increase, or approximately $992,000 was due to acquisitions completed in 1997 and 1996, offset by additional depreciation expense. Gross margin decreased from 35.3% in 1996 to 32.0% in 1997, primarily attributable to an increase in net sales of relatively lower-margin non-specialty antibodies as a percentage of total net sales from approximately 46% in 1996 to 56% in 1997, as well as a decrease in gross margins on non-specialty products.

DIAGNOSTIC PRODUCTS

    Gross profit from Diagnostic Products increased approximately $1.3 million, or 14.7%, from $8.8 million in 1996 to $10.1 million in 1997, primarily due to increased sales of monoclonal and polyclonal antibodies used in blood typing reagents and, to a lesser extent, increased margins on antibodies sold for use in diagnostic test kits. Gross margin decreased from 59.9% in 1996 to 55.2% in 1997, primarily as a result of product mix within monoclonal products and additional depreciation expense.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Consolidated selling, general and administrative expenses increased approximately $2.8 million, or 30.1%, from $9.4 million in 1996 to $12.2 million in 1997. The increase was primarily attributable to a larger information systems, regulatory and general corporate infrastructure needed to support the Company's acquisitions and internal growth. However, selling, general and administrative expenses, as a percentage of net sales, decreased from 14.3% to 12.5% as the Company continued to effectively leverage its corporate infrastructure.

PRODUCT DEVELOPMENT EXPENSE

    Consolidated product development expenses decreased $242,000, or 10.8%, from $2.2 million in 1996 to $2.0 million in 1997, due primarily to a reduction in expenditures relating to the development of a therapeutic monoclonal anti-D product. As a result, product development expenses as a percentage of net sales decreased from 3.4% in 1996 to 2.1% in 1997.

OTHER EXPENSE, NET

    Consolidated other expense net increased $867,000, or 46.9%, from approximately $1.8 million in 1996 to $2.7 million in 1997, substantially all due to the amortization of goodwill and other intangible assets resulting from acquisitions completed during 1997 and 1996.

INTEREST EXPENSE (INCOME), NET

    Consolidated interest expense (income), net, decreased $752,000, from net interest expense of $220,000 in 1996 to net interest income of $532,000 in 1997. The change was primarily a result of higher cash balances during the year and the September 1997 receipt of approximately $17.5 million in net proceeds from a private placement of the Company's common stock, offset in part by the additional interest expense attributable to convertible notes issued in acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

    The following table sets forth certain indicators of consolidated financial condition and liquidity of the Company as of the following fiscal year ends:

                                                                 1996       1997       1998
                                                               ---------  ---------  ---------
Cash and cash equivalents....................................  $  21,232  $  31,812  $  34,940
Working capital..............................................     20,705     37,425     56,164
Long-term debt and capital lease obligations.................      3,714      6,798      5,284
Stockholders' equity.........................................     67,804    103,285    129,009
Total debt to equity ratio...................................        5.5%       6.6%       4.1%

    The Company has three principal sources of near-term liquidity: (i) existing cash and cash equivalents; (ii) cash generated by operations, and (iii) borrowing capacity under the Revolver (as defined below). Subsequent to year end, the Company utilized $27.5 million of cash on hand for the acquisition of Pentex. Management believes the Corporation's liquidity and capital resources are sufficient to meet its working capital, capital expenditure and other anticipated cash requirements over the next twelve months and may be available for use in its acquisition strategy. However, the Company anticipates that future acquisition and growth opportunities may require supplementary funding, including the issuance of equity or debt securities.

    During 1998, the Company's sales to one customer, Bayer Corporation, accounted for approximately 40% of its total sales. Sales of therapeutic specialty antibodies to Bayer Corporation are generally made pursuant to annual purchase orders while the sale of therapeutic non-specialty antibodies are generally made pursuant to four five-year supply contracts. The revenues and cash flows generated from these supply contracts are significant; early termination, material revisions in the supply requirements or other terms of these contracts or the inability of the Company to renew these contracts beyond their original terms could adversely affect the Company's ability to meet its financial obligations in the short term.

    Net cash provided by operating activities in 1998 was $9.8 million as compared to $12.3 million in the prior year, a decrease of $2.5 million. This decrease was primarily attributable to an increased investment in working capital of approximately $7.7 million versus the prior year, offset by increased net income of $4.3 million and $719,000 of additional non-cash depreciation and amortization expense. The increased investment in working capital was primarily due to an increase in accounts receivable of $11.5 million in 1998 as compared to an increase of $4.1 million in 1997, primarily resulting from additional sales volume and the timing of such sales. In addition, the Company's net sales to foreign countries, which generally have longer payment terms than domestic sales, increased 80%, or $20.3 million, from $25.2 million in 1997 to $45.5 million in the current year.

    Net cash used in investing activities in 1998 was $12.2 million as compared to $20.9 million in the previous year. Investing activities in 1998 consisted primarily of the acquisition of four donor centers and a clinical trial site for aggregate consideration of approximately $5.5 million (net of cash acquired) and $5.2 million in capital expenditures. Additionally, net cash used in investing activities in 1998 is net of the receipt of approximately $878,000 in cash for the final post closing adjustments relating to the acquisition of the Nations Group. Investing activities in 1997 consisted primarily of the acquisitions of the Nations Group and two specialty donor centers for aggregate consideration of approximately $15.7 million (net of cash acquired) and capital expenditures of approximately $4.4 million.

    Capital expenditures relate primarily to the Company's facilities, related equipment and information systems. Capital expenditures made in 1997 were primarily funded through cash flow from operations. The significant expenditures of 1998 included continuing upgrading and expansion of the Company's information systems, in particular, its wide area network and development of a donor center operating system (DCOS); expansion of the Company's international headquarters in Atlanta, Georgia; and certain donor center capital expenditures, such as storage freezer upgrades and replacements.

    During 1999, the Company anticipates making capital expenditures of approximately $18 million to $20 million, approximately $11-$13 million of which relates to the expansion of the protein fractionation facility acquired in the Pentex acquisition. The remaining expenditures are primarily for the Company's information system, including the development of DCOS, and the remodeling or relocation of a number of the Company's donor centers.

    Net cash provided by financing activities in 1998 was approximately $5.5 million as compared to $19.2 million in the prior year. Financing activities in 1998 primarily consisted of proceeds from the exercise of stock options. Financing activities in 1997 consisted primarily of a private placement sale of 1,425,000 shares of the Company's common stock in September 1997 that resulted in net proceeds to the Company of approximately $17.5 million.

    Total long-term debt and capital lease obligations were $5.3 million at December 27, 1998, a decrease of $1.5 million from December 28, 1997. This decrease was primarily due to the conversion of a $1.3 million principal portion of a convertible note into 106,608 shares of the Company's common stock.

    The Company has a revolving credit facility with a commercial bank (the "Revolver"), which provides for total borrowing capacity of $35 million, of which $30 million may be used for acquisitions. The Company anticipates using the proceeds from the Revolver primarily to fund acquisitions. There were no amounts outstanding under the Revolver at December 27, 1998.

YEAR 2000

    The Year 2000 issue results from computer-based systems that use two digits rather than four to define the applicable year. If not corrected, many computer applications could fail or create erroneous results after December 31, 1999, or before, to the extent a system references future dates. The Year 2000 issue is believed to affect the majority of all companies and organizations worldwide, including the Company.

    In response to increasing regulatory scrutiny and to improve customer service and increase its operating performance and efficiency, the Company has undertaken a number of significant information system initiatives. These initiatives include the installation of a new laboratory system during 1997 and the development of DCOS, the first phase of which the Company anticipates implementing during 1999. An ancillary benefit of these initiatives is that the resulting systems are Year 2000 compliant. The Company has completed the evaluation of all other owned and leased information systems, including those scheduled to be replaced by DCOS. The Company has determined that, with the exception of one information system used to track inventory for a product line representing less than 4% of consolidated net sales in 1998, its systems are Year 2000 compliant. The Company intends to upgrade its non-compliant system by June 30, 1999. The Company also intends to validate the Year 2000 compliance of those systems critical to its operations, which it expects to complete by September 30, 1999.

    The Company is also analyzing all other systems that are material to its operations that could contain date-sensitive embedded technology, such as its automated plasmapheresis machines and plasma storage freezers. This analysis is substantially complete, and to date, has not revealed compliance issues of any significance. Finally, the Company is analyzing the Year 2000 issue as it relates to its customers, suppliers, financial institutions and other third parties with which it has a material relationship and what, if any, impact that could have on the Company.

    While the Company currently markets its products to over 200 customers worldwide, approximately 84% of the Company's net sales during 1998 were made to its top ten customers. Furthermore, certain plasmapheresis and other supplies critical to its operations are purchased from a limited number of suppliers. As a result of these concentrated risks, the inability of any of the Company's major suppliers to provide it with critical supplies, or any prolonged delay or other disruption in the manufacturing, laboratory testing or other processes of the Company's customers, could have a material adverse effect on the Company. The Company is currently communicating with its significant customers, suppliers and other third parties to determine the status of their Year 2000 compliance. While the process is not complete, none of the responses received to date suggests that any significant customer, supplier or other third party expects the Year 2000 issue to cause an interruption in its operations which would have a material adverse impact on the Company. However, because these suppliers, customers and other third parties are exposed to the risk of failure not only of their own systems, but of other third parties, the ultimate effect of the Year 2000 issue is subject to a high degree of uncertainty. Furthermore, due to the inherent lack of control over these third parties, the Company is able to give no assurance as to the current readiness or success of these parties' Year 2000 compliance.

    Based on the information known to date, the Company believes that the most likely worst-case Year 2000 scenario would entail an interruption in its business, including disruption in the collection or manufacturing of antibodies due to the inability to obtain critical supplies, and loss of revenue due to the inability of the Company's customers to further manufacture the Company's products or to provide the required laboratory testing services. The Company could also be significantly affected by the failure of infrastructure services such as electricity and telephone service. While the Company is unable to quantify the effect of such a scenario, it could potentially have a material adverse impact on the Company's results of operations, liquidity or financial condition.

    Based on the analysis the Company has completed to date, it expects that the cost of its Year 2000 compliance program will be approximately $200,000. The Company believes that it will be able to achieve compliance of its systems by the end of 1999 and does not currently anticipate any material disruption of its operations as the result of any failure by the Company to be in compliance. The Company is currently in the process of developing a contingency plan to address the potential noncompliance of material third parties, which it expects to complete by the third or fourth quarter of 1999.

MARKET RISK

    The Company is exposed to market risk from changes in foreign currency exchange rates and, to a lesser extent, interest rates, which could affect its future results of operations and financial condition. The Company manages its exposure to these risks through its regular operating and financing activities.

FOREIGN CURRENCY EXCHANGE RATES

    The Company's foreign-based operations are conducted primarily through its Bioscot subsidiary located in the United Kingdom. In 1996, 1997 and 1998, foreign-based operations accounted for approximately 15%, 14% and 10% of net sales and approximately 17%, 15%, and 21% of income from operations, respectively.

    The functional currency of Bioscot is the British pound sterling. Fluctuations in foreign exchange rates can impact operating results, including net revenues and expenses, when translations of the subsidiary financial statements are made in accordance with SFAS No. 52, "Foreign Currency Translation." Furthermore, the Company transacts business in various foreign currencies, subjecting it to exposure from movements in the exchange rates of those countries. However, a large portion of the Company's sales to foreign countries is denominated in U.S. currency, thus mitigating a significant portion of this risk. It has not been the Company's practice to hedge its assets and liabilities in the U.K. or its intercompany transactions and, accordingly, has not used derivatives or other off-balance sheet items to manage any significant foreign currency exchange risk. In 1996, 1997 and 1998, the Company recorded foreign currency transaction gains (losses) of approximately $46,000, ($10,000) and ($76,000), respectively.

INTEREST RATES

    The Company's outstanding indebtedness as of December 27, 1998 is comprised primarily of two convertible notes payable with a total outstanding balance of approximately $5.3 million. The Company also has borrowing capacity under the Revolver, which as of December 27, 1998 had no amounts outstanding. The convertible notes bear interest at fixed rates of 4.0% and 4.5% and the interest rate on the Revolver fluctuates, at the Company's option, with the prime lending rate or the London Interbank Offer Rate. Based on these factors, the Company does not believe it has a material exposure to fluctuations in interest rates.

OUTLOOK

    The Company's strategy is to continue to expand its specialty and non-specialty antibody business and to take advantage of emerging opportunities relating to the provision of other biologic products and services, such as the recent acquisition of Pentex. The key elements of this strategy include (i) expanding its core business by increasing its donor base and broadening the range of antibodies it sources and the services it provides; (ii) pursuing selective acquisitions to capitalize on opportunities in consolidating therapeutic and diagnostic industries; (iii) expanding customer relationships by providing additional services, allowing the Company to become more deeply involved in its customers' product development, regulatory compliance and quality assurance programs; (iv) seeking to increase the quality of antibodies and production efficiencies; and (v) utilizing its existing donor center network and expertise in biologic product development, manufacturing techniques and regulatory compliance to capitalize on emerging opportunities in other specialty biologic based products and services. However, there can be no assurance that the Company will be successful in achieving any or all of the elements of its strategy.

    External growth through acquisitions has been and continues to be a significant component of the Company's strategic plan. The Company's strategy includes acquisitions of selected donor centers, as well as businesses that provide services and products that are complementary to its existing business. The Company believes that these acquisitions will enable it to leverage its core competencies and its general and administrative infrastructure, thereby creating economies of scale. However, there can be no assurance that the Company will be able to complete suitable acquisitions in the future or successfully integrate such acquisitions into the Company's business to achieve economies of scale.

    The Company intends to capitalize on its existing monoclonal technology to take advantage of the increasing preference of its customers for more consistent and uniform antibody yields achievable through monoclonal manufacturing techniques. During 1997, the Company significantly expanded its monoclonal antibody production facilities in Scotland. This expansion will enable the Company to implement more efficient manufacturing techniques, as well as provide additional production capacity for diagnostic monoclonal products.

    Finally, the Company is involved in the development of new process technologies and products that it believes will ultimately add value to its blood proteins business. These technologies and projects include developing scale-up technologies for the manufacture of bovine serum albumin, protease-free; process improvement of the procedure used to control the polymerization of bovine serum album; increasing capacity to manufacture bovine and human transferrins; and further purification of Bovine EX-CYTE into its critical components.

    The industry in which the Company operates is subject to strict regulation and licensing by the FDA. Similar or more restrictive regulation exists in many of the states and foreign countries where the Company and its customers conduct business. Changes in existing federal, state or foreign laws or regulations could have an adverse effect on the Company's business. See Item 1.-Business-"Government and Industry Regulation".

RECENT ACCOUNTING PRONOUNCEMENTS

    During the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). Comprehensive income is defined as the total of net income and all other non-owner changes in stockholders' equity. The Company's comprehensive income includes net income, foreign translation adjustments and unrealized gains and losses on certain available-for-sale investments. In accordance with SFAS No. 130, the Company expanded its reporting and display of comprehensive income and its components in the consolidated statements of stockholders' equity.

    Effective December 27, 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131, which supersedes SFAS Nos. 14, 18, 24 and 30, establishes standards for segment reporting, using the "management approach," in which reportable segments are based on the same criteria on which management disaggregates a business for making operating decisions and assessing performance. See Note 13 to the Consolidated Financial Statements for the segment information required by SFAS No. 131.

    The adoption of these standards did not have an effect on the Company's financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Quantitative and qualitative disclosures about market risk are discussed under the caption "Market Risks" in Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information called for by Items 10, 11, 12 and 13 will be contained in the Company's definitive proxy statement which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 27, 1998 and such information is incorporated herein by reference. Certain information concerning the executive officers and certain key employees of the Company is set forth in Part I under the caption "Executive Officers and Key Employees of the Registrant."

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a) Financial Statements

    The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-K

(b) Reports on Form 8-K

    On December 4, 1998, the Company filed a Current Report on Form 8-K in which it reported pursuant to Item 2 that it had entered into an agreement to purchase substantially all of the assets of the Pentex Blood Proteins unit of Bayer Corporation's Diagnostic Business Group.

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

   10.1.1  Second Amended and Restated Credit Agreement, dated as of October 16, 1997, between the Company and NationsBank NA (Exhibit 10.1.1 to the Registrant's Annual Report on
           Form 10-K for the period ended December 28, 1997 is hereby incorporated by reference).

   10.1.2  Revolving Note, dated October 16, 1997, from the Company in favor of NationsBank NA
           (Exhibit 10.1.2 to the Registrant's Annual Report on Form 10-K for the period ended
           December 28, 1997 is hereby incorporated by reference).

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

     10.7  1994 Amended and Restated Omnibus Incentive Plan (Exhibit 10.11.1 to the
           Registrant's Annual Report on Form 10-K for the period ended December 31, 1995, is hereby incorporated by reference).

   10.7.1  1994 Second Amended and Restated Omnibus Incentive Plan*+

     10.8  Forms of Stock Option Agreement (Exhibit 10.15 to the Registrant's Registration
           Statement on Form S-1 (File No. 33-91176), effective June 14, 1995, is hereby incorporated by reference).

   10.8.1  Forms of First Revised Stock Option Agreements (Exhibit 10.12.1 to the Registrant's
           Annual Report on Form 10-K for the period ended December 31, 1995, is hereby incorporated by reference).

   10.8.2  Forms of Second Revised Stock Option Agreements+ (Exhibit 10.10.2 to the
           Registrant's Annual Report on Form 10-K for the period ended December 29, 1996, is hereby incorporated by reference).

   10.8.3  Forms of Third Revised Stock Option Agreements *+

     10.9  1995 Non-Employee Directors' Stock Option Plan, as amended (Exhibit 10.13 to the
           Registrant's Annual Report on Form 10-K for the period ended December 31, 1995, is hereby incorporated herein by reference).

   10.9.1  Amended and Restated 1995 Non-Employee Directors' Stock Option Plan*+

    10.10  Form of Indemnification Agreement (Exhibit 10.16 to the Registrant's Registration
           Statement on Form S-1 (File No. 33-91176), effective June 14, 1995, is hereby incorporated by reference).

    10.11  1996 Employee Stock Purchase Plan (Exhibit 10.18 to the Registrant's Annual Report
           on Form 10-K for the period ended December 31, 1995, is hereby incorporated by reference).

    10.12  Employment Agreement between the Company and Charles P. Harrison(+) (Exhibit 10.19
           to the Registrant's Annual Report on Form 10-K for the period ended December 31,
           1995, is hereby incorporated by reference).

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

    10.20  Forms of Senior Executive Severance Agreement.*+

    10.21  Forms of Executive Severance Agreement.*+

    10.22  Serologicals Corporation Compensation Plan for Non-Employee Directors*+

    10.23  Agreement of Purchase and Sale, dated November 30, 1998, between Serologicals
           Corporation and Bayer Corporation (Exhibit 2.1 to the Company's Current Report on
           Form 8-K, dated January 12, 1999, is hereby incorporated by reference).

  10.23.1  First Amendment to the Agreement of Purchase and Sale, dated December 29, 1998, between Serologicals Corporation and Bayer Corporation (Exhibit 2.2 to the
           Company's Current Report on Form 8-K, dated March 15, 1999, is hereby incorporated by reference).

       21  Subsidiaries of the Company.*

     23.1  Consent of Arthur Andersen LLP.*

     27.1  Financial Data Schedule for the fiscal year ended December 27, 1998.*

------------------------

* Filed herewith

+ Compensatory Plan or Arrangement

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Serologicals Corporation has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto
duly authorized on March   , 1999.

                                              SEROLOGICALS CORPORATION
                                              (Registrant)

                                              By:        /s/ HAROLD J. TENOSO, PH.D.
                                                         -----------------------------------------
                                                         Harold J. Tenoso, Ph.D.
                                                         President & Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Serologicals Corporation and in the capacities indicated on March 29, 1999:

                      SIGNATURE                                                 TITLE
------------------------------------------------------  ------------------------------------------------------

/s/ HAROLD J. TENOSO, PH. D.                            President (Chief Executive Officer)
-------------------------------------------
Harold J. Tenoso, Ph.D.

/s/ RUSSELL H. PLUMB                                    Vice President/Chief Financial Officer (Principal
-------------------------------------------             Financial and Accounting Officer)
Russell H. Plumb

/s/ SAMUEL A. PENNINGER, JR.                            Chairman of the Board of Directors
-------------------------------------------
Samuel A. Penninger, Jr.

/s/ JAMES L. CURRIE                                     Director
-------------------------------------------
James L. Currie

/s/ GEORGE M. SHAW, MD., PH.D.                          Director
-------------------------------------------
George M. Shaw, MD., Ph.D.

/s/ LAWRENCE E. TILTON                                  Director
-------------------------------------------
Lawrence E. Tilton

-------------------------------------------             Director
Desmond H. O'Connell, Jr.

/s/ MATTHEW C. WEISMAN                                  Director
-------------------------------------------
Matthew C. Weisman

-------------------------------------------             Director
Wade Fetzer, III

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
Report of Independent Public Accountants...................................................................         F-2
Consolidated Balance Sheets--December 28, 1997 and December 27, 1998.......................................         F-3
Consolidated Statements of Income--For the years ended December 29, 1996, December 28, 1997 and December
  27, 1998.................................................................................................         F-4
Consolidated Statements of Stockholders' Equity--For the years ended December 29, 1996, December 28, 1997
  and December 27, 1998....................................................................................         F-5
Consolidated Statements of Cash Flows--For the years ended December 28, 1997, December 27, 1996 and
  December 27, 1998........................................................................................         F-6
Notes to Consolidated Financial Statements.................................................................         F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Serologicals Corporation:

We have audited the accompanying consolidated balance sheets of SEROLOGICALS CORPORATION (a Delaware corporation) AND SUBSIDIARIES as of December 28, 1997 and December 27, 1998 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three fiscal years in the period ended December 27, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Serologicals Corporation and subsidiaries as of December 28, 1997 and December 27, 1998 and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 27, 1998 in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Atlanta, Georgia
March 1, 1999

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                    DECEMBER 28, 1997 AND DECEMBER 27, 1998

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                               1997        1998
                                                                                            ----------  ----------
                                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...............................................................  $   31,812  $   34,940
  Trade accounts receivable, less allowance for doubtful accounts of $531 at December 28,        9,991      22,072
    1997 and $784 at December 27, 1998....................................................
  Inventories.............................................................................      10,154      13,441
  Other current assets....................................................................         865       2,563
                                                                                            ----------  ----------
    Total current assets..................................................................      52,822      73,016
                                                                                            ----------  ----------

PROPERTY AND EQUIPMENT, NET...............................................................      13,682      16,332

OTHER ASSETS:
  Goodwill, net...........................................................................      51,006      51,741
  FDA licenses, net.......................................................................       4,347       4,548
  Other, net..............................................................................       1,635       1,694
                                                                                            ----------  ----------
    Total other assets....................................................................      56,988      57,983
                                                                                            ----------  ----------
                                                                                            $  123,492  $  147,331
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt and capital lease obligations......................  $    2,352  $    4,406
  Accounts payable........................................................................       3,654       4,028
  Accrued liabilities.....................................................................       8,493       8,172
  Deferred revenue........................................................................         898         246
                                                                                            ----------  ----------
    Total current liabilities.............................................................      15,397      16,852
                                                                                            ----------  ----------
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, LESS CURRENT MATURITIES.....................       4,446         878
                                                                                            ----------  ----------
OTHER LIABILITIES.........................................................................         364         592
                                                                                            ----------  ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 1,000,000 shares authorized, no shares issued..........          --          --
  Common stock, $.01 par value; 50,000,000 shares authorized, 23,546,623 and 24,355,322            235         243
    shares issued and outstanding at December 28, 1997 and December 27, 1998, respectively..........................................................................
  Additional paid-in capital..............................................................      75,458      84,983
  Retained earnings.......................................................................      27,370      43,715
  Accumulated other comprehensive income..................................................         222          68
                                                                                            ----------  ----------
    Total stockholders' equity............................................................     103,285     129,009
                                                                                            ----------  ----------
                                                                                            $  123,492  $  147,331
                                                                                            ----------  ----------
                                                                                            ----------  ----------

   The accompanying notes are an integral part of these consolidated balance sheets.

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

          FOR THE YEARS ENDED DECEMBER 29, 1996, DECEMBER 28, 1997 AND
                               DECEMBER 27, 1998

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                              1996          1997          1998
                                                                          ------------  ------------  ------------
NET SALES...............................................................       $65,571       $97,534      $123,072
COSTS AND EXPENSES:
  Cost of sales.........................................................        38,752        62,065        81,242
  Selling, general and administrative expenses..........................         9,394        12,222        13,545
  Product development expenses..........................................         2,242         2,000         1,403
  Other expense, net....................................................         1,847         2,713         2,696
  Interest expense (income), net........................................           220          (532)         (846)
                                                                          ------------  ------------  ------------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY LOSS.......................        13,116        19,066        25,032

PROVISION FOR INCOME TAXES..............................................         4,866         7,064         8,687
                                                                          ------------  ------------  ------------
INCOME BEFORE EXTRAORDINARY LOSS........................................         8,250        12,002        16,345

EXTRAORDINARY LOSS ON EARLY RETIREMENT OF DEBT, NET OF INCOME TAXES.....           (14)           --            --
                                                                          ------------  ------------  ------------
NET INCOME..............................................................       $ 8,236       $12,002      $ 16,345
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
INCOME BEFORE EXTRADORDINARY LOSS AND NET INCOME PER COMMON SHARE:
  Basic.................................................................         $0.41         $0.54         $0.68
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
  Diluted...............................................................         $0.38         $0.51         $0.63
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic.................................................................    20,210,400    22,249,160    24,001,326
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
  Diluted...............................................................    21,482,468    23,789,289    25,941,764
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

 The accompanying notes are an integral part of these consolidated statements.

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

            FOR THE YEARS ENDED DECEMBER 29, 1996, DECEMBER 28, 1997

                             AND DECEMBER 27, 1998

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                          ACCUMULATED
                                                               COMMON STOCK      ADDITIONAL                  OTHER
                                                            ------------------    PAID-IN     RETAINED   COMPREHENSIVE
                                                              SHARES    AMOUNT    CAPITAL     EARNINGS      INCOME        TOTAL
                                                            ----------  ------   ----------   --------   -------------   --------
BALANCE, DECEMBER 31, 1995, AS RESTATED FOR 3-FOR-2 COMMON
STOCK SPLITS EFFECTED IN THE FORM OF STOCK DIVIDENDS (NOTE
5)........................................................  18,914,066   $189     $29,235     $ 7,132        $ 21        $ 36,577
  Comprehensive income:
  Net income..............................................          --     --          --       8,236          --           8,236
  Foreign currency translation adjustments, net of tax of
    $63...................................................          --     --          --          --         111             111
                                                            ----------  ------   ----------   --------        ---        --------
    Comprehensive income..................................          --     --          --       8,236         111           8,347
                                                            ----------  ------   ----------   --------        ---        --------
  Exercise of common stock warrants.......................      34,971     --          --          --          --              --
  Exercise of stock options...............................     207,678      2         401          --          --             403
  Tax effect of stock option exercise.....................          --     --         807          --          --             807
  Proceeds from sale of common stock, net of issuance
    costs.................................................   2,025,000     20      21,650          --          --          21,670
                                                            ----------  ------   ----------   --------        ---        --------
BALANCE, DECEMBER 29, 1996................................  21,181,715    211      52,093      15,368         132          67,804
  Comprehensive income:
  Net income..............................................          --     --          --      12,002          --          12,002
  Foreign currency translation adjustments, net of tax of
    $51...................................................          --     --          --          --          90              90
                                                            ----------  ------   ----------   --------        ---        --------
    Comprehensive income..................................          --     --          --      12,002          90          12,092
                                                            ----------  ------   ----------   --------        ---        --------
  Conversion of promissory note...........................     562,500      6       3,494          --          --           3,500
  Exercise of common stock warrants.......................      56,247      1          85          --          --              86
  Exercise of stock options...............................     313,418      3       1,373          --          --           1,376
  Tax effect of stock option exercise.....................          --     --         813          --          --             813
  Shares issued through employee stock purchase Plan......       7,743     --          79          --          --              79
  Proceeds from sale of common stock, net of issuance
    costs.................................................   1,425,000     14      17,521          --          --          17,535
                                                            ----------  ------   ----------   --------        ---        --------
BALANCE, DECEMBER 28, 1997................................  23,546,623    235      75,458      27,370         222         103,285
  Comprehensive income:
  Net income..............................................          --     --          --      16,345          --          16,345
  Foreign currency translation adjustments, net of tax of
    $9....................................................          --     --          --          --         (16)            (16)
  Unrealized losses on investments, net of tax of $74.....          --     --          --          --        (138)           (138)
                                                            ----------  ------   ----------   --------        ---        --------
    Comprehensive income..................................          --     --          --      16,345        (154)         16,191
                                                            ----------  ------   ----------   --------        ---        --------
  Conversion of promissory note...........................     106,608      1       1,332          --          --           1,333
  Exercise of common stock warrants.......................      50,000      1          76          --          --              77
  Exercise of stock options...............................     643,528      6       5,454          --          --           5,460
  Tax effect of stock option exercise.....................          --     --       2,530          --          --           2,530
  Shares issued through employee stock purchase plan......       8,563     --         133          --          --             133
                                                            ----------  ------   ----------   --------        ---        --------
BALANCE, DECEMBER 27, 1998................................  24,355,322   $243     $84,983     $43,715        $ 68        $129,009
                                                            ----------  ------   ----------   --------        ---        --------
                                                            ----------  ------   ----------   --------        ---        --------

  The accompanying notes are an integral part of these consolidated statements

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

 FOR THE YEARS ENDED DECEMBER 29, 1996, DECEMBER 28, 1997 AND DECEMBER 27, 1998

                                 (IN THOUSANDS)

                                                                                   1996        1997        1998
                                                                                ----------  ----------  ----------
OPERATING ACTIVITIES:
  Net income..................................................................  $    8,236  $   12,002  $   16,345
                                                                                ----------  ----------  ----------
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization.............................................       3,417       4,908       5,627
    Deferred income tax provision.............................................         190         214         307
    Extraordinary loss, net of income taxes...................................          14          --          --
  Changes in operating assets and liabilities, net of acquisitions of businesses
    Trade accounts receivable, net............................................         121      (4,076)    (11,503)
    Inventories...............................................................      (1,527)     (2,584)     (3,073)
    Other current assets......................................................        (469)        249         132
    Accounts payable..........................................................         403         276         677
    Accrued liabilities.......................................................       1,363       1,311       2,008
    Deferred revenue..........................................................         (15)         13        (724)
                                                                                ----------  ----------  ----------
      Total adjustments.......................................................       3,497         311      (6,549)
                                                                                ----------  ----------  ----------
      Net cash provided by operating activities...............................      11,733      12,313       9,796
                                                                                ----------  ----------  ----------
INVESTING ACTIVITIES:
  Purchases of property and equipment.........................................      (4,187)     (4,370)     (5,169)
  Purchases of businesses, net of cash acquired...............................      (6,935)    (15,714)     (4,618)
  Other.......................................................................          44        (801)     (2,370)
                                                                                ----------  ----------  ----------
      Net cash used in investing activities...................................     (11,078)    (20,885)    (12,157)
                                                                                ----------  ----------  ----------
FINANCING ACTIVITIES:
  Net payments on revolving line of credit....................................      (2,059)         --          --
  Proceeds from long-term debt................................................          89          --          --
  Payments on long-term debt and capital lease obligations....................      (2,587)        (64)       (181)
  Proceeds from stock plans and warrants......................................         403       1,541       5,670
  Net proceeds from sales of common stock.....................................      21,670      17,535          --
  Other.......................................................................         174         140          --
                                                                                ----------  ----------  ----------
      Net cash provided by financing activities...............................      17,690      19,152       5,489
                                                                                ----------  ----------  ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS.....................................      18,345      10,580       3,128
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR..................................       2,887      21,232      31,812
                                                                                ----------  ----------  ----------
CASH AND CASH EQUIVALENTS, END OF YEAR........................................  $   21,232  $   31,812  $   34,940
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Debt assumption.............................................................  $    1,154  $       --  $       --
  Forgiveness of note receivable..............................................         500          --          --
  Accrued acquisition consideration...........................................         724          --          --
  Tax effect of stock option exercise.........................................         807         813       2,530
  Issuance of promissory notes as acquisition consideration...................          --       6,650          --
  Conversion of promissory note into common stock.............................          --       3,500       1,333

 The accompanying notes are an integral part of these consolidated statements.

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           DECEMBER 29, 1996, DECEMBER 28, 1997 AND DECEMBER 27, 1998

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

    The Company, through its wholly-owned subsidiaries, operates a national network of 64 donor centers, 17 of which specialize in the collection of specialty antibodies and 47 of which primarily collect source plasma containing non-specialty antibodies from which a number of therapeutic products, primarily intravenous immune globulin ("IVIG"), are derived. The Company also operates two laboratories in the United States and Scotland, two U.S. Food and Drug Administration ("FDA") licensed monoclonal antibody manufacturing facilities in Scotland and a clinical trial site dedicated to the management and performance of clinical trials for the pharmaceutical and biotechnology industries.

    The industry in which the Company operates is subject to strict regulation and licensing by the FDA and similar regulatory bodies in many of the states and foreign countries where the Company or its customers conduct business. Changes in existing federal, state or foreign laws or regulations could have an adverse effect on the Company's business.

    The industry is also characterized by sales to a relatively few major healthcare companies. One of the Company's customers, Bayer Corporation ("Bayer"), accounted for approximately 40% of the Company's net sales in 1998 (Note 11). The Company has four five-year supply contracts with Bayer for the sale of non-specialty antibodies that accounted for approximately 24% of the Company's net sales in 1998, three of which expire in 1999 and one in 2002. There can be no assurance that the contracts will not be terminated, that Bayer will not materially change its supply requirements pursuant to the agreements or that the contracts will be renewed beyond their current terms.

    Export sales from the United States represented approximately 29% of net sales in 1998, and foreign sales originating in the United Kingdom accounted for an additional 8% of net sales (Note 13). Concern over the safety of blood products has led to movements in a number of countries, particularly those in western Europe, to restrict the importation of blood and blood derivatives, including antibodies, collected outside the countries' borders or, in the case of certain European countries, outside Europe. To date, these efforts have not led to any meaningful restriction on the importation of blood and blood derivatives and have not adversely affected the Company. However, there can be no assurance that the impact of these or other efforts will not have a material adverse effect on the Company or its operations.

    The Company's business is highly dependent upon its ability to attract and retain qualified donors. A portion of the industry's potential donor population has been disqualified due in large part to more rigorous testing and screening procedures required by regulatory authorities, industry trade associations and the Company's customers. The potential donor population with certain naturally occurring specialty antibodies has also decreased due to aging and attrition. The inability to maintain and replenish its donor base could adversely affect the Company.

    The Company generates significant sales outside the United States and is subject to risks generally associated with international operations. The Company's Serologicals, Ltd. subsidiary, formerly known as Bioscot, Ltd. ("Bioscot"), which accounted for approximately 10% of the Company's net sales in 1998,

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

           DECEMBER 29, 1996, DECEMBER 28, 1997 AND DECEMBER 27, 1998

1. ORGANIZATION AND BUSINESS OPERATIONS (CONTINUED) generates net sales and incurs expenses in foreign currencies. Accordingly, the Company's financial results from international operations may be affected by fluctuations in currency exchange rates.

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

    Inventories at December 28, 1997 and December 27, 1998 consisted of the following (in thousands):

                                                                            1997       1998
                                                                          ---------  ---------
Antibody products.......................................................  $   9,036  $  12,465
Supplies................................................................      1,118        976
                                                                          ---------  ---------
                                                                          $  10,154  $  13,441
                                                                          ---------  ---------
                                                                          ---------  ---------

    PROPERTY AND EQUIPMENT

    Fixed assets are stated at cost and are depreciated using the straight-line method over their estimated useful lives for financial reporting purposes. For income tax purposes, the Company uses accelerated depreciation methods. Depreciable lives for equipment, furniture and fixtures range from three to ten years. Leasehold improvements are amortized over the shorter of the lease term or the economic lives of the assets. Expenditures for maintenance and repairs are charged to expense as incurred.

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

           DECEMBER 29, 1996, DECEMBER 28, 1997 AND DECEMBER 27, 1998

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Property and equipment at December 28, 1997 and December 27, 1998 consisted of the following (in thousands):

                                                                           1997        1998
                                                                         ---------  ----------
Construction in progress...............................................  $   2,400  $    2,794
Leasehold improvements.................................................      4,754       6,656
Laboratory and office equipment and furniture and fixtures.............     13,843      16,956
                                                                         ---------  ----------
Total property and equipment...........................................     20,997      26,406
Accumulated depreciation and amortization..............................     (7,315)    (10,074)
                                                                         ---------  ----------
Property and equipment, net............................................  $  13,682  $   16,332
                                                                         ---------  ----------
                                                                         ---------  ----------

    Construction in progress at December 28, 1997 consisted primarily of expenditures relating to the expansion of the Company's laboratory testing facility and international headquarters in Atlanta, Georgia. Construction in progress at December 27, 1998 consisted primarily of capital expenditures relating to the development of a donor center management information system, and capital expenditures relating to further the expansion of the Company's international headquarters in Atlanta, Georgia.

    Consolidated depreciation expense was $1,731,000, $2,228,000 and $2,822,000 in 1996, 1997 and 1998, respectively.

    ACCRUED LIABILITIES

    Accrued liabilities at December 28, 1997 and December 27, 1998 consisted of the following (in thousands):

                                                                               1997       1998
                                                                             ---------  ---------
Accrued payroll, bonuses and payroll taxes.................................  $   2,725  $   2,801
Other......................................................................      5,768      5,371
                                                                             ---------  ---------
                                                                             $   8,493  $   8,172
                                                                             ---------  ---------
                                                                             ---------  ---------

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

    FOREIGN OPERATIONS

    The financial statements of Bioscot have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation" ("SFAS

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

           DECEMBER 29, 1996, DECEMBER 28, 1997 AND DECEMBER 27, 1998

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
No. 52"). Under SFAS No. 52, all balance sheet accounts are translated at the exchange rate at year-end. Income statement items are translated at the average exchange rate for the year. Translation adjustments are not included in determining net income but are accumulated and reported as a component of stockholders' equity and comprehensive income. Gains and losses, which result from foreign currency transactions, are included in the accompanying consolidated statements of income.

    GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill

    The excess of cost over the fair market value of the net assets acquired ("goodwill") is being amortized to income on a straight-line basis over a period of 25 years. The goodwill relates primarily to the acquisition of donor centers. In determining whether goodwill is recoverable, the Company periodically reviews the carrying values assigned to goodwill based upon expectations of undiscounted future cash flows and operating income generated by the underlying assets.

    FDA Licenses

    In connection with its acquisitions (Note 4), the Company acquired the related licenses of the FDA-approved donor centers. The estimated fair values of the FDA licenses are capitalized and amortized to income on a straight-line basis over a period of 25 years.

    Noncompete Agreements

    In connection with certain of its acquisitions (Note 4), the Company has entered into noncompete agreements with the sellers. Such agreements are recorded at their estimated fair market value and are being amortized to income on a straight-line basis over the terms of the respective agreements, which range from three to five years.

    The consolidated amortization expense of all intangible assets was $1,686,000, $2,680,000 and $2,805,000 in 1996, 1997 and 1998, respectively.

    EARNINGS PER SHARE

    Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. The calculation of the Company's diluted earnings per share is similar to basic earnings per share, except that net income is adjusted by the after-tax interest expense on convertible indebtedness and the weighted average number of shares includes the dilutive effect of stock options, warrants, convertible indebtedness and similar instruments.

    All share and per share data included herein have been adjusted to reflect the three-for-two stock splits effected in February of 1997 and August of 1998 (Note 5).

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

           DECEMBER 29, 1996, DECEMBER 28, 1997 AND DECEMBER 27, 1998

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The following table sets forth the calculation of basic and diluted earnings per share ("EPS") (in thousands, except per share amounts):

                                                       1996                             1997                        1998
                                          -------------------------------  -------------------------------  --------------------
                                           INCOME     SHARES       EPS      INCOME     SHARES       EPS      INCOME     SHARES
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Basic earnings per share................  $   8,236     20,210  $    0.41  $  12,002     22,249  $    0.54  $  16,345     24,001
                                                                ---------                        ---------
                                                                ---------                        ---------
Dilutive effect of:
Stock options and warrants..............         --      1,272                    --      1,233                    --      1,604
Convertible notes.......................         --         --                   112        307                    93        337
                                          ---------  ---------             ---------  ---------             ---------  ---------
Diluted earnings per share..............  $   8,236     21,482  $    0.38  $  12,114     23,789  $    0.51  $  16,438     25,942
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------


                                             EPS
                                          ---------
Basic earnings per share................  $    0.68
                                          ---------
                                          ---------
Dilutive effect of:
Stock options and warrants..............
Convertible notes.......................

Diluted earnings per share..............  $    0.63
                                          ---------
                                          ---------

    The diluted earnings per share calculation for 1996 and 1998 exclude 562,500 shares issuable upon the conversion of certain indebtedness and 26,250 shares issuable upon the exercise of stock options, respectively, as their inclusion would have been antidilutive.

    STOCK-BASED COMPENSATION PLANS

    The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). The Company applies SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") for disclosures of its stock-based compensation plans. SFAS No. 123 requires that companies that do not choose to account for stock-based compensation as prescribed by the statement shall disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted as of January 1, 1995. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS No. 123 (Note 6).

    RECENT ACCOUNTING PRONOUNCEMENTS

    Comprehensive Income

    During the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). Comprehensive income is defined as the total of net income and all other non-owner changes in stockholders' equity. The Company's comprehensive income includes net income, foreign translation adjustments and unrealized gains and losses on certain available-for-sale investments. In accordance with SFAS No. 130, the Company expanded its reporting and display of comprehensive income and its components in the consolidated statements of stockholders' equity. The adoption of SFAS No. 130 had no effect on the Company's financial position, results of operations or cash flows.

    Segment Information

    Effective December 27, 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131, which supersedes SFAS Nos. 14, 18, 24 and 30, establishes standards for segment reporting using the "management approach," in which reportable segments are based on the same criteria on which management disaggregates a business for making operating decisions and assessing performance. All prior years' segment information has been

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

           DECEMBER 29, 1996, DECEMBER 28, 1997 AND DECEMBER 27, 1998

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) restated to conform to the current presentation. The adoption of SFAS No. 131 had no effect on the Company's financial position, results of operations or cash flows. (Note 13).

3. SALES OF COMMON STOCK

    In a public offering in June 1996, the Company sold 2,025,000 shares of its common stock at a price of $11.56 per share. Net proceeds to the Company were approximately $22.0 million, including proceeds from the exercise of options. The net proceeds were used to retire approximately $7.9 million of debt, with the remainder, or approximately $14.1 million, available to the Company for general corporate purposes, including acquisitions.

    In September 1997, the Company sold 1,425,000 shares of its common stock, at a price of $13.00 per share, to institutional investors in a private placement transaction made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(2) thereof. The net proceeds to the Company from the sale of the shares were approximately $17.5 million and were available for general corporate purposes, including acquisitions.

4. ACQUISITIONS

    During 1996, the Company purchased nine non-specialty donor centers and two specialty donor centers in three separate transactions for aggregate consideration of approximately $8.1 million, before recording certain transaction costs.

    In March 1997, the Company acquired Nations Biologics, Inc. and its affiliates (the "Nations Group") for approximately $14.2 million (the "Nations Acquisition"), before recording certain transaction costs and before adjustments based primarily on the closing net assets of the businesses acquired. The initial purchase price consisted of approximately $10.2 million of cash and the issuance to one of the sellers of a $4.0 million convertible subordinated promissory note maturing on March 7, 2002 (the "Nations Note"). The Company financed the $10.2 million of cash paid at closing with cash on hand. During 1998, the Company received approximately $878,000 for payment of all post-closing adjustments. The Nations Group operated 16 donor centers that primarily specialize in the collection of non-specialty antibodies.

    In September 1997, the Company acquired all of the outstanding capital stock of Bio-Lab, Inc. and Med-Lab, Inc. (collectively, "Bio-Lab") for $8.5 million, before transaction costs. The purchase price consisted of $5.95 million in cash and the issuance to one of the sellers of a $2.55 million convertible subordinated promissory note due September 23, 2000 (the "Bio-Lab Note"). The Company financed the $5.95 million of cash paid at closing with cash on hand.

    Each of the 1996 and 1997 acquisitions was accounted for as a purchase in accordance with APB No. 16, and accordingly, the purchase price has been allocated to the net assets acquired based on the fair values as of the acquisition date. The excess of the cost over the estimated fair value of the net assets acquired has been allocated to goodwill and certain other identifiable intangible assets.

    During 1998, the Company purchased the assets of four non-specialty donor centers and the assets of a clinical trial site in two separate transactions for aggregate consideration of approximately $5.5 million (net of cash acquired). Each of these 1998 acquisitions was accounted for as a purchase in accordance with APB No. 16, and accordingly, the purchase price has been preliminarily allocated to the net assets acquired based on the fair values as of the acquisition date. The excess of the cost over the estimated fair value of

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

           DECEMBER 29, 1996, DECEMBER 28, 1997 AND DECEMBER 27, 1998

4. ACQUISITIONS (CONTINUED)
the net assets acquired has been preliminarily allocated to goodwill and certain other identifiable intangible assets.

5. STOCKHOLDERS' EQUITY

    STOCK SPLITS

    In February 1997, the Company's Board of Directors approved a 3-for-2 stock split effected in the form of a stock dividend, whereby each shareholder of record as of February 10, 1997 received on February 28, 1997 one-half additional share of common stock for each share owned as of the record date.

    In July 1998, the Company's Board of Directors approved a 3-for-2 stock split effected in the form of a stock dividend, whereby each shareholder of record as of July 31, 1998 received on August 14, 1997 one-half additional share of common stock for each share owned as of the record date.

    All share and per share amounts herein have been restated to reflect these stock splits. Additionally, common stock and additional paid-in capital amounts have been restated to reflect the issuance of the additional shares.

    CAPITAL STOCK

    Under the terms of its amended and restated articles of incorporation, the Company has authorized 50,000,000 shares of common stock and 1,000,000 shares of preferred stock that may contain such preferences and rights as determined by the Company's Board of Directors.

    COMMON STOCK WARRANT

    In connection with a bank credit agreement entered into in 1993, the Company issued a warrant to the bank to purchase 332,436 shares of the Company's common stock at an exercise price of $1.53 per share of common stock. The warrant is currently exercisable and expires on March 9, 2003. As of December 27, 1998, a portion of the warrant to purchase up to 118,750 shares of common stock remained outstanding.

    COMMON SHARES RESERVED FOR ISSUANCE

    Shares of common stock reserved for issuance at December 28, 1997 and December 27, 1998 consisted of the following:

                                                                         1997        1998
                                                                      ----------  ----------
Various stock option agreements.....................................   5,260,263   6,116,909
Convertible notes...................................................     502,233     395,624
Employee stock purchase plan........................................     554,757     544,802
Warrants............................................................     162,654     118,750
                                                                      ----------  ----------
                                                                       6,479,907   7,176,085
                                                                      ----------  ----------
                                                                      ----------  ----------

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

           DECEMBER 29, 1996, DECEMBER 28, 1997 AND DECEMBER 27, 1998

6. STOCK COMPENSATION PLANS

    OFFICER STOCK OPTIONS

    During March 1993, the Company entered into an employment agreement with its chief executive officer. As part of the agreement, the officer was granted two options (the "base option" and the "market option") to purchase shares of the Company's common stock. Under each option, the officer could purchase up to 378,000 shares of common stock at an exercise price of $1.53 per share (the estimated fair value on the date of grant). During December 1994, the officer was granted additional options to purchase 345,357 shares of common stock at an exercise price of $2.45, the estimated fair market value at the date of grant. All of these options have a term of ten years and became fully vested as of the IPO date of June 14, 1995. As of December 27, 1998, options to purchase 868,857 shares of common stock were outstanding.

    SECOND AMENDED AND RESTATED 1994 OMNIBUS INCENTIVE PLAN

    The Company's Second Amended and Restated 1994 Omnibus Incentive Plan (the "Omnibus Plan") provides for the issuance of up to 4,875,000 stock options to key employees and directors. Options granted under the Omnibus Plan can have varying terms as determined by the Board of Directors. Options granted through 1998 under the Omnibus Plan generally vest ratably over three to four years or in full after three years and have terms of six to ten years. Certain option grants are eligible for accelerated vesting upon the Company's achievement of certain predetermined performance objectives that are approved by the Compensation Committee of the Company's Board of Directors. As of December 27, 1998, there were options to purchase 1,842,082 shares outstanding under the Omnibus Plan, 1,359,509 of which were exercisable. As of December 27, 1998, the Company had 2,203,345 options available for grant.

    AMENDED AND RESTATED 1995 NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

    The Company's Amended and Restated 1995 Non-Employee Directors' Stock Option Plan (the "Director Plan") provides for the issuance of up to 810,000 stock options to non-employee directors. Pursuant to the Director Plan, each person who becomes a non-employee director of the Company is automatically granted an option to purchase 36,000 shares of the Company's common stock on the date of adoption or on the day after such person's first election to the Board of Directors. The exercise price of the options is the fair market value of the common stock on the date of grant. In addition, the Director Plan provides for the automatic grant of options to purchase 9,000 shares of common stock on an annual basis to each non-employee director of the Company after the initial 36,000 share option grant has vested in full. Options granted since 1996 under the Director Plan typically vest over a four-year period, while options granted prior to that were fully vested upon issuance. As of December 27, 1998, options to purchase 378,000 shares were outstanding under the Director Plan, 208,125 of which were exercisable. As of December 27, 1998, the Company had 432,000 options available for grant under the Director Plan.

    EMPLOYMENT STOCK OPTIONS

    During 1997, the Company entered into employment agreements with four individuals. As an integral part of these agreements, the individuals were granted options to purchase an aggregate of 613,125 shares of the Company's common stock (the "Employment Options"). The options were each issued with an exercise price equal to the fair market value of the Company's common stock on the date of grant. Each of the options has a term of ten years, vests ratably over a four-year period and contains other terms and

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

           DECEMBER 29, 1996, DECEMBER 28, 1997 AND DECEMBER 27, 1998

6. STOCK COMPENSATION PLANS (CONTINUED)
conditions similar to options issued under the Omnibus Plan. As of December 27, 1998, options to purchase 392,625 shares were outstanding, 21,375 of which were exercisable.

    STOCK OPTION ACTIVITY

    The following table summarizes the activity for all stock options outstanding:

                                                             1996                     1997                     1998
                                                    -----------------------  -----------------------  -----------------------
                                                                 WEIGHTED-                WEIGHTED-                WEIGHTED-
                                                                  AVERAGE                  AVERAGE                  AVERAGE
                                                                 EXERCISE                 EXERCISE                 EXERCISE
                                                      SHARES       PRICE       SHARES       PRICE       SHARES       PRICE
                                                    ----------  -----------  ----------  -----------  ----------  -----------
Outstanding at beginning of year..................   1,832,700   $    2.20    2,745,230   $    4.67    4,069,229   $    8.31
Granted...........................................   1,132,313        8.15    1,769,942       13.55      100,500       19.28
Exercised.........................................    (207,678)       1.93     (313,418)       4.50     (643,528)       7.97
Forfeited.........................................     (12,105)       2.95     (132,525)      11.83      (44,637)      11.07
                                                    ----------               ----------               ----------
Outstanding at end of year........................   2,745,230        4.67    4,069,229        8.31    3,481,564        8.65
                                                    ----------               ----------               ----------
                                                    ----------               ----------               ----------
Options exercisable at end of year................   1,610,109   $    2.91    2,055,501   $    4.25    2,457,866   $    6.88
                                                    ----------               ----------               ----------
                                                    ----------               ----------               ----------

    The following table summarizes information about all stock options outstanding at December 27, 1998:

                            OPTIONS OUTSTANDING
                 -----------------------------------------
                                 WEIGHTED-                    OPTIONS EXERCISABLE
                                  AVERAGE                   -----------------------
                                 REMAINING      WEIGHTED-                WEIGHTED-
                 OUTSTANDING    CONTRACTUAL      AVERAGE    EXERCISABLE   AVERAGE
   RANGE OF          AT            LIFE         EXERCISE        AT       EXERCISE
EXERCISE PRICES   12/27/98        (YEARS)         PRICE      12/27/98      PRICE
---------------  -----------  ---------------  -----------  ----------  -----------
$1.53-$3.00.....  1,109,550            5.1      $    1.92    1,109,550   $    1.92
$3.01-$6.00.....    147,375            3.4           5.61      144,000        5.67
$6.01-$9.00.....    600,873            7.1           7.64      470,373        7.83
$9.01-$12.00....    182,250            7.8          11.66       56,250       11.65
$12.01-$15.00...    919,427            5.9          13.07      402,595       13.34
$15.01-$18.00...    457,589            6.0          15.58      275,098       15.42
$18.01-$23.88...     64,500            7.0          20.27           --          --
                 -----------                                ----------
                  3,481,564            5.9      $    8.65    2,457,866   $    6.88
                 -----------                                ----------
                 -----------                                ----------

    EMPLOYEE STOCK PURCHASE PLAN

    In May 1996, the stockholders of the Company approved the 1996 Employee Stock Purchase Plan (the "Purchase Plan"). Pursuant to the terms of the Purchase Plan, eligible employees are able to purchase up to 562,500 shares of the Company's common stock through a payroll deduction program. Employees may have up to 25% of their compensation withheld to purchase shares at a price equal to 85% of the lower of the closing price on the first or last day of each successive three month purchase period. As of December 27, 1998, there were 544,802 shares reserved for issuance under the Purchase Plan.

    ACCOUNTING FOR STOCK PLANS

    The Company uses the intrinsic value-based method to account for its stock plans, as provided by APB No. 25. Accordingly, no compensation expense has been recognized for grants of stock options as all options were issued at their fair market value on the date of the respective grants, or in the case of options granted prior to the Company's initial public offering, their estimated fair market value. Had compensation expense for the Company's stock-based compensation plans been determined in accordance with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                  1996       1997       1998
                                                                ---------  ---------  ---------
Net income
  As reported.................................................  $   8,236  $  12,002  $  16,345
  Pro forma...................................................      6,362      9,357     13,740

Net income per share-basic
  As reported.................................................  $    0.41  $    0.54  $    0.68
  Pro forma...................................................       0.32       0.42       0.57

Net income per share-diluted
  As reported.................................................  $    0.38  $    0.51  $    0.63
  Pro forma...................................................       0.30       0.40       0.54

    The pro forma amounts reflected above are not representative of the effects on reported net income in future years as SFAS No. 123 does not apply to grants made prior to January 1, 1995 and additional awards are generally made each year.

    Under SFAS No. 123, the fair value of stock-based awards is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company's stock option grants. These models also require subjective assumptions, including future stock price volatility and expected lives of each option grant. The fair value for each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                      1996       1997       1998
                                                                    ---------  ---------  ---------
Expected life (years).............................................        4.0        4.4        4.6
Dividend yield....................................................          0%         0%         0%
Expected stock price volatility...................................         55%        50%        65%
Risk-free interest rate...........................................       5.51%      6.22%      5.45%

    Using these assumptions for the Omnibus Plan, the Director Plan and the Employment Options, the weighted average fair value of options granted in 1996, 1997 and 1998 was $3.93, $6.51 and $11.02, respectively. No other options were granted in 1996, 1997 or 1998.

7.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

    Long-term debt and capital lease obligations at December 28, 1997 and December 27, 1998 consisted of the following (in thousands):

                                                                                                   1997       1998
                                                                                                 ---------  ---------
Convertible subordinated note payable in the original principal amount of $4 million, interest
  payable quarterly at 4.5%; maturing on March 7, 2002.........................................  $   4,000  $   2,667
$2.55 million convertible subordinated note payable; interest payable quarterly at 4.0%;
  principal payable on September 23, 2000......................................................      2,550      2,550
Capital lease obligations at varying interest rates and terms, maturing through June 2001......        141         67
Other notes at varying interest rates and terms................................................        107         --
                                                                                                 ---------  ---------
                                                                                                     6,798      5,284
Less current maturities........................................................................      2,352      4,406
                                                                                                 ---------  ---------
                                                                                                 $   4,446  $     878
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

    The Company has a revolving credit facility with a commercial bank (the "Revolver") that provides for total borrowing capacity of $35 million, $30 million of which may be used for acquisitions. The Revolver bears interest at a variable rate and is payable in full on October 16, 2000. The Company may elect either a floating rate or Eurodollar interest rate option applicable to borrowings under the Revolver. The floating rate and Eurodollar interest rate options are based on a base rate, as defined, plus a floating rate margin that fluctuates on the basis of the Company's leverage ratio. The initial floating rate margin under the Revolver is 0% for the floating rate option and 1.5% for the Eurodollar rate option. The Company is required to pay a fee of .375% on the unused portion of the Revolver. The Revolver is secured by substantially all of the assets of the Company and the stock of its subsidiaries. The Revolver also contains certain financial covenants that require the maintenance of minimum levels of cash flow coverage, debt service coverage and debt to net worth and also provides for maximum levels of debt to cash flow. Furthermore, under the terms of the Revolver, there are limitations on the Company's ability to pay cash dividends. There were no amounts outstanding under the Revolver at December 28, 1997 or December 27, 1998.

    In connection with the acquisition of the Nations Group, the Company issued one of the sellers the Nations Note, which matures on March 7, 2002. The Nations Note bears interest at a rate of 4.5% per annum through the earlier of the date of repayment, conversion or March 7, 2000. On or after March 7, 1998, 1999 and 2000, the payee could call for repayment (or conversion into shares of the Company's common stock) one-third, two-thirds and all, respectively, of the then outstanding principal amount of the Nations Note, subject to certain restrictions as to minimum amounts and frequency. The Nations Note is convertible at the option of the holder at a conversion price of $12.51 per share, the fair market value of the Company's common stock at the date of issuance. The Company has the right to call the Nations Note at any time commencing March 7, 2000, or earlier if certain events occur. During 1998 and pursuant to the terms of the related note agreement, the holder of the Nations Note opted to convert $1.3 million principal amount of the Nations Note into 106,608 shares of the Company's common stock. Subsequent to year end, the Company and the payee agreed to amend the note, allowing the payee to call for repayment (or conversion into shares of the Company's common stock), the remaining outstanding principal balance of the Nations Note.

    In connection with the acquisition of Bio-Lab, the Company issued one of the sellers the Bio-Lab Note, which bears interest at a rate of 4.0% per annum through the earlier of the date of repayment, conversion or September 23, 2000. Commencing September 23, 1999, the Bio-Lab Note may be prepaid, in whole or in part, upon not less than thirty days prior written notice by the Company. The Company may also prepay the note prior to September 23, 1999, in whole or in part, at a premium to the then outstanding principal balance if certain events occur. On or after September 23, 1998, 1999 and 2000, the payee may call for repayment (or conversion into shares of the Company's common stock) one-third, two-thirds and all, respectively, of the then outstanding principal amount of the Bio-Lab Note, subject to certain restrictions as to minimum amounts and frequency. The Bio-Lab Note is convertible at the option of the holder at a conversion price of $13.98 per share, the fair market value of the Company's common stock at the date of issuance.

    Future maturities of long-term debt and capital lease obligations at December 27, 1998 were as follows (in thousands):

1999................................................................     $4,406
2000................................................................        871
2001................................................................          7
                                                                      ---------
                                                                         $5,284
                                                                      ---------
                                                                      ---------

    The Company made interest payments of approximately $520,000, $348,000 and $245,000 during 1996, 1997 and 1998, respectively.

8.  COMMITMENTS AND CONTINGENCIES

    OPERATING LEASES

    The Company leases certain office space, donor centers, laboratory and manufacturing facilities and laboratory equipment under non-cancelable operating lease agreements. Future minimum annual rental obligations under the non-cancelable portion of operating leases as of December 27, 1998 were as follows (in thousands):

1999...............................................................  $   3,913
2000...............................................................      2,545
2001...............................................................      1,809
2002...............................................................      1,364
2003...............................................................        749
2004 and thereafter................................................        696
                                                                     ---------
                                                                     $  11,076
                                                                     ---------
                                                                     ---------

    Rent expense was approximately $2,321,000, $3,297,000 and $3,871,000 during 1996, 1997 and 1998, respectively.

    SUPPLY CONTRACTS

    The Company is party to several long-term agreements for the sale of non-specialty antibodies to three customers at specified prices which are typically renegotiated annually. The contracts generally include escalating minimum annual purchase amounts by the customers subject to the rights of such customers to reduce the amounts purchased under certain terms. The Company expects to meet its obligations under the supply contracts.

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

    NOTES PAYABLE

    The Company estimates that the fair value of notes payable approximates carrying value based upon its estimated current borrowing rate for issuance of debt with similar terms and remaining maturities.

    Disclosure about the estimated fair value of financial instruments is based on pertinent information available to management as of December 28, 1997 and December 27, 1998. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the periods presented and current estimates of fair value may differ significantly from the amounts presented herein.

10. INCOME TAXES

    The income tax provision for the years ended December 29, 1996, December 28, 1997 and December 27, 1998 consisted of the following (in thousands):

                                                                     1996       1997       1998
                                                                   ---------  ---------  ---------
Current:
  U.S. federal and state.........................................  $   4,009  $   5,854  $   7,230
  Foreign........................................................        667        996      1,150
                                                                   ---------  ---------  ---------
                                                                       4,676      6,850      8,380
                                                                   ---------  ---------  ---------
Deferred:
  U.S. federal and state.........................................        108        176        300
  Foreign........................................................         82         38          7
                                                                   ---------  ---------  ---------
                                                                         190        214        307
                                                                   ---------  ---------  ---------
Income tax provision.............................................  $   4,866  $   7,064  $   8,687
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    The income tax provision as reported in the consolidated statements of income differs from the amounts computed by applying federal statutory rates due to the following (in thousands):

                                                                     1996       1997       1998
                                                                   ---------  ---------  ---------
Federal income taxes at statutory rate...........................  $   4,459  $   6,482  $   8,761
State income taxes, net of federal income tax benefit............        525        755        826
Impact of foreign tax rates and credits..........................        (69)      (135)      (642)
Non-deductible goodwill amortization.............................         69        213        315
Other............................................................       (118)      (251)      (573)
                                                                   ---------  ---------  ---------
                                                                   $   4,866  $   7,064  $   8,687
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    Deferred income tax assets and liabilities for 1997 and 1998 reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting and income tax reporting purposes. Temporary differences which give rise to deferred tax assets and liabilities at December 28, 1997 and December 27, 1998 were as follows (in thousands):

                                                                               1997       1998
                                                                             ---------  ---------
Deferred tax assets:
  Accruals and reserves....................................................  $   1,056  $   1,051
  Unearned compensation....................................................        106        106
  Other....................................................................        218        287
                                                                             ---------  ---------
                                                                                 1,380      1,444
Deferred tax liabilities:
  Goodwill amortization....................................................     (1,006)    (1,388)
  Excess tax depreciation..................................................       (613)      (570)
  Other....................................................................        (69)      (101)
                                                                             ---------  ---------
                                                                                (1,688)    (2,059)
                                                                             ---------  ---------
Net deferred tax liability.................................................  $    (308) $    (615)
                                                                             ---------  ---------
                                                                             ---------  ---------

    The Company did not record any valuation allowance against the deferred tax asset at December 28, 1997 and December 27, 1998 as it believes it is more likely than not that the deferred tax asset will be realizable through future taxable income.

    The Company made income tax payments of approximately $4,144,000, $6,680,000 and $7,940,000 during 1996, 1997 and 1998, respectively.

11. SIGNIFICANT CUSTOMERS

    The Company's ten largest customers accounted for approximately 87%, 84% and 84% of total net sales for the years ended December 29, 1996, December 28, 1997 and December 27, 1998, respectively.

    During the years ended December 29, 1996, December 28, 1997 and December 27, 1998, sales to Bayer Corporation accounted for 56%, 47% and 40%, respectively, of total net sales, while sales to Centeon Pharma GmbH accounted for 15%, 11% and 14%, respectively. During 1997, sales to Alpha Therapeutic Corporation accounted for 12% of the Company's net sales. No other single customer individually accounted for greater than 10% of net sales during the three fiscal years ended December 27, 1998.

    All net sales to Bayer, Centeon Pharma GmbH and Alpha were generated from the Therapeutic Products segment (Note 13). At December 27, 1998, the Company's accounts receivable from Bayer, Centeon and Alpha were approximately $5,625,000, $2,626,000 and $614,000, respectively.

12. EMPLOYEE SAVINGS PLAN

    The Company maintains a defined contribution 401(k) savings plan for all eligible employees. Under the plan, the Company matches a specified percentage of each participating employee's compensation. The employees become fully vested in the Company's contributions after three years of service. The Company's contributions approximated $102,000, $114,000 and $205,000 in 1996, 1997 and
1998, respectively.

13. SEGMENT AND GEOGRAPHIC INFORMATION

    Effective December 27, 1998, the Company adopted SFAS No. 131 for financial reporting of its operating segments. SFAS No. 131 defines operating segments to be those components of a business about which separate financial information is available that is regularly evaluated by management in making operating decisions and in assessing performance. SFAS No. 131 further requires that the segment information presented be consistent with the basis and manner in which management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. The Company's business activities are conducted and managed primarily through two business segments, the Therapeutic Products segment and the Diagnostic Products segment. These segments were determined based primarily on the differing nature of the ultimate end use of the Company's products, the differing production and other value-added processes performed by the Company with respect to the products and, to a lesser extent, the differing customer bases to which each reportable segment sells its products. The remainder of the Company's operations that do not otherwise fall into one of these two segments, as well as general, unallocated corporate overhead expenses, are reported in the category entitled "Corporate and Other". Prior period amounts have been restated to conform to the requirements of this statement.

    The activities of the Therapeutic Products segment generally include the collection and sale of human antibodies that are used as the active ingredients in therapeutic products for the treatment and management of diseases such as Rh incompatibility in newborns, hepatitis and rabies. The activities of the Therapeutic Products segment also include the general operations of the Company's central testing laboratory. The activities of the Diagnostic Products segment generally include the Company's monoclonal antibody production facilities in the U.K. and the sales and marketing efforts related to certain human-sourced, polyclonal antibodies. The antibodies provided by the Diagnostic Products segment are used in diagnostic products such as blood typing reagents and diagnostic test kits. The Company's donor centers are generally classified and managed as assets and operations of the Therapeutic Products segment which provide, on an incremental basis and at cost, antibodies for sale by the Diagnostic Products segment. Such sales are recorded as direct sales of the Diagnostic Products segment; accordingly, no intersegment sales are recorded.

    The Company's senior management utilizes multiple forms of analysis of operating and financial data to assess segment performance and to make operating decisions with respect to the segments. While segment financial statements are prepared on the same basis as the Company's consolidated financial statements, the primary focus of senior management is on gross profit, and, to a lesser extent, segment operating income, defined as earnings before income taxes, interest, amortization, foreign currency gains and losses and other non-operating expenses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 2).

    The Company's segment information as of and for the years ended December 29, 1996, December 28, 1997 and December 27, 1998 is as follows (in thousands):

                                                                                                   CORPORATE
                                                            DIAGNOSTIC   THERAPEUTIC    TOTAL         AND      CONSOLIDATED
                                                             PRODUCTS     PRODUCTS     SEGMENTS      OTHER        TOTAL
                                                            -----------  -----------  ----------  -----------  ------------
Net sales-external customers
  1996....................................................   $  14,510    $  50,888   $   65,398   $     173    $   65,571
  1997....................................................      18,291       79,222       97,513          21        97,534
  1998....................................................      20,111      102,116      122,227         845       123,072

Gross profit (loss)
  1996....................................................       8,795       17,958       26,753          66        26,819
  1997....................................................      10,090       25,374       35,464           5        35,469
  1998....................................................      12,281       29,572       41,853         (23)       41,830

Segment operating income (loss)
  1996....................................................       3,360       16,966       20,326      (5,143)       15,183
  1997....................................................       5,853       22,439       28,292      (7,045)       21,247
  1998....................................................       8,882       27,530       36,412      (9,530)       26,882

Identifiable assets
  1996....................................................       8,860       49,591       58,451      22,386        80,837
  1997....................................................      10,666       79,986       90,652      32,840       123,492
  1998....................................................      12,016       94,212      106,228      41,103       147,331

Depreciation expense
  1996....................................................         499        1,232        1,731          --         1,731
  1997....................................................         772        1,453        2,225           3         2,228
  1998....................................................         845        1,944        2,789          33         2,822

Capital expenditures
  1996....................................................       2,687        1,500        4,187          --         4,187
  1997....................................................         726        3,644        4,370          --         4,370
  1998....................................................         730        4,439        5,169          --         5,169

    "Corporate and Other" includes general corporate expenses, corporate interest income, interest expense other than that directly attributable to an operating segment and other operations that do not otherwise meet the SFAS No. 131 criteria for disclosure. Identifiable assets of each segment consist of accounts receivable, inventories, goodwill and other intangible assets and property and equipment. Corporate assets generally consist of cash and cash equivalents and other unallocated assets.

    The following table reconciles operating income above to consolidated net income:

                                                                 1996       1997       1998
                                                               ---------  ---------  ---------
Operating income-segments....................................  $  20,326  $  28,292  $  36,412
Corporate and other..........................................     (5,143)    (7,045)    (9,530)
                                                               ---------  ---------  ---------
Consolidated operating income................................     15,183     21,247     26,882
Other expense, net...........................................      1,847      2,713      2,696
Interest expense (income), net...............................        220       (532)      (846)
                                                               ---------  ---------  ---------
Income before income taxes...................................     13,116     19,066     25,032
Provision for income taxes...................................      4,866      7,064      8,687
                                                               ---------  ---------  ---------
Income before extraordinary loss.............................      8,250     12,002     16,345
Extraordinary loss on early retirement of debt, net of tax...        (14)        --         --
                                                               ---------  ---------  ---------
Net income...................................................  $   8,236  $  12,002  $  16,345
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    GEOGRAPHIC INFORMATION

    The Company markets its products and services to numerous countries worldwide and has operations in the United States and the United Kingdom. Other than in the United States and Germany, the Company does not conduct business in any one country in which its sales in that country are material to the Company as a whole. However, the majority of the Company's remaining foreign sales is to western Europe. Net sales are attributed to regions based on the country to which the Company ships its products, which can differ from their ultimate destination. The composition of the Company's net sales to unaffiliated customers between those in the United States, Germany and other foreign locations for each fiscal year is set forth below (in thousands):

                                                                1996       1997        1998
                                                              ---------  ---------  ----------
Net sales to unaffiliated customers:
  United States.............................................  $  44,338  $  72,303  $   77,596
  Germany...................................................      9,948     10,879      17,723
  Other foreign.............................................     11,285     14,352      27,753
                                                              ---------  ---------  ----------
                                                              $  65,571  $  97,534  $  123,072
                                                              ---------  ---------  ----------
                                                              ---------  ---------  ----------
Long-lived assets:
  United States.............................................  $  42,480  $  65,151  $   68,842
  United Kingdom............................................      5,014      5,519       5,473
                                                              ---------  ---------  ----------
                                                              $  47,494  $  70,670  $   74,315
                                                              ---------  ---------  ----------
                                                              ---------  ---------  ----------

14. SUBSEQUENT EVENT

    Effective December 29, 1998, the Company purchased substantially all of the domestic assets of the Pentex Blood Proteins ("Pentex") business of Bayer Corporation. The purchase price was $27.5 million, plus assumption of certain liabilities, and is subject to adjustment based on the closing net assets, as defined, of the acquired business as of the closing date. Pursuant to the same transaction, the Company agreed to purchase certain foreign assets owned by Bayer AG affiliated companies located in Europe for $1.5 million, which has not yet been consummated. The acquisition of Pentex will be accounted for as a purchase in accordance with APB No. 16. Pentex is engaged in the research, manufacturing, marketing and sale of a full line of high quality purified blood protein products primarily to customers in the diagnostics and biopharmaceuticals industries in the United States and approximately 25 other countries worldwide. The Company funded the acquisition with cash on hand.