Form 10-Q
period 1999-03-28
SEROLOGICALS CORP
filed 1999-05-12
CIK 767673

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-Q

(Mark One)

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 28, 1999
                               OR
 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from           to           .
                                       ---------    ---------
Commission file Number:  0-26126
                         -------

                          SEROLOGICALS CORPORATION
         (Exact Name of Registrant as Specified in its Charter)

               Delaware                          58-2142225
     (State or other jurisdiction of          (I.R.S. Employer
      incorporation or organization)       Identification Number)

            780 Park North Blvd.
                 Suite 110
              Atlanta, Georgia                       30021
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
                        Yes   X      No
                            -----       ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                     Outstanding at May 7, 1999
               -----                     --------------------------
Common Stock, $.01 par value per share           23,935,541






                                INDEX

                SEROLOGICALS CORPORATION AND SUBSIDIARIES


PART I.

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets -
     December 27, 1998 and March 28, 1999. . . . . . . . . . . . .    3

Condensed Consolidated Statements of Income -
     For the quarters ended March 29, 1998 and March 28, 1999. . .    4

Condensed Consolidated Statements of Cash Flows -
     For the quarters ended March 29, 1998 and March 28, 1999. . .    5

Notes to Condensed Consolidated Financial Statements . . . . . . .  6-9


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations. . . . . . . . . . . . . . .   10-16

Item 3.  Quantitative and Qualitative Disclosures about Market Risk . 16


PART II.

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . .   17

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17



PART I.

Item 1.  Financial Statements

                SEROLOGICALS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)
                                (Unaudited)

                                                         December 27, March 28,
                                                            1998        1999
                                                        -----------  ---------
                         ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                 $34,940       $8,605
Trade accounts receivable, net                             22,072       26,650
Inventories                                                13,441       17,781
Other current assets                                        2,563        3,128
                                                         --------     --------
Total current assets                                       73,016       56,164
                                                         --------     --------
PROPERTY AND EQUIPMENT, net                                16,332       27,863
                                                         --------     --------
OTHER ASSETS:
Goodwill, net                                              51,741       68,126
Other, net                                                  6,242        6,405
                                                         --------     --------
Total other assets                                         57,983       74,531
                                                         --------     --------
                                                         $147,331     $158,558
                                                         ========     ========

         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt
 and capital lease obligations                             $4,406       $4,391
Accounts payable                                            4,028        4,934
Accrued liabilities                                         8,172       12,542
Deferred revenue                                              246          149
                                                         --------     --------
Total current liabilities                                  16,852       22,016
                                                         --------     --------
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS,
 less current maturities                                      878          872
                                                         --------     --------
OTHER LIABILITIES                                             592          592
                                                         --------     --------
STOCKHOLDERS' EQUITY:
Common stock                                                  243          246
Additional paid-in capital                                 84,983       86,515
Retained earnings                                          43,715       48,267
Accumulated other comprehensive income                         68           50
                                                         --------     --------
Total stockholders' equity                                129,009      135,078
                                                         --------     --------
                                                         $147,331     $158,558
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

                SEROLOGICALS CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            (In thousands, except share and per share amounts)
                              (Unaudited)

                                                  Quarter Ended
                                           -----------------------
                                            March 29,     March 28,
                                               1998        1999
                                            ----------   ----------
Net sales                                     $29,434    $39,532
Costs and expenses:
Cost of sales                                  19,139     27,006
Selling, general and administrative expenses    3,841      4,669
Other expense, net                                686        897
Interest income, net                             (273)       (51)
                                             ----------  ----------
Income before income taxes                      6,041      7,011
Provision for income taxes                      2,212      2,460
                                             ----------  ----------
Net income                                     $3,829     $4,551
                                             ==========  ==========

Net income per common share:
   Basic                                        $0.16      $0.19
                                             ==========  ==========
   Diluted                                      $0.15      $0.17
                                             ==========  ==========

Weighted average shares:

   Basic                                     23,588,254  24,581,753
                                             ==========  ==========
   Diluted                                   25,666,500  26,276,603
                                             ==========  ==========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SEROLOGICALS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)
                                                 Quarter Ended
                                           -----------------------
                                            March 29,      March 28,
                                              1998           1999
Operating activities:                       ---------    ----------
  Net income                                  $3,829       $4,551
  Adjustments to reconcile net income to
  net cash provided by (used in) operating
  activities:
  Depreciation and amortization                1,233        1,913
  Deferred income tax benefit                   (263)          (3)

Changes in operating assets and liabilities,
 net of acquisitions of businesses:
   Trade accounts receivable, net             (6,397)      (3,217)
   Inventories                                   455         (205)
   Other current assets                         (216)        (359)
   Accounts payable                           (1,224)          417
   Accrued expenses                            1,780           819
   Deferred revenue                             (786)          (97)
                                             --------     --------
    Total adjustments                         (5,418)         (732)
                                             --------     --------
      Net cash provided by (used in)
       operating activities                   (1,589)        3,819
                                             --------     --------
Investing activities:
 Purchases of property and equipment          (1,338)       (4,073)
 Acquisitions of businesses,
  net of cash acquired                        (1,444)      (27,872)
Other                                         (2,398)          274
                                             --------      --------
      Net cash used in investing activities   (5,180)      (31,671)
                                             --------      --------

Financing activities:
  Payments on long-term debt and capital
   lease obligations                            (22)          (21)
  Proceeds from employee stock plans            314         1,538
                                            --------      --------
      Net cash provided by financing
        Activities                              292         1,517
                                            --------      --------
Net decrease in cash and cash equivalents    (6,477)      (26,335)
Cash and cash equivalents,
 beginning of period                         31,812        34,940
                                            --------      --------
Cash and cash equivalents, end of period    $25,335        $8,605
                                            =======       =======

Supplemental Disclosures:
Interest Paid                                    $68          $68
Taxes Paid                                      $674          $89


Supplemental Schedule of Non-Cash
 Investing and Financing Activities:
 Conversion of promissory note into
  common stock                               $1,333           --



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      SEROLOGICALS CORPORATION AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   MARCH 28, 1999
                                    (UNAUDITED)

1.  ORGANIZATION AND BASIS OF PRESENTATION

     Organization
     Serologicals Corporation (the "Company") is a leading worldwide provider of biological materials and services to major healthcare companies. The Company provides value-added antibody-based products that are used as the active ingredients in therapeutic products for the treatment and management of diseases such as Rh incompatibility in newborns, rabies and hepatitis and in diagnostic products such as blood typing reagents and diagnostic test kits. On December 29, 1998, the Company acquired substantially all of the domestic assets of Pentex Blood Proteins ("Pentex"), a unit of Bayer Corporation, a wholly owned subsidiary of Bayer AG. Located in Kankakee, Illinois, Pentex supplies a broad line of purified animal and human blood proteins to the diagnostic and biopharmaceutical industries (Note 2). As of May 7, 1999, the Company operated 64 donor centers, 17 of which specialize in the collection of specialty antibodies and 47 of which primarily collect source plasma containing non-specialty antibodies from which a number of products, primarily intravenous immune globulin (IVIG), are produced. The Company is also engaged in the development, manufacturing and sale of monoclonal antibodies at its facilities in the United Kingdom and owns a clinical trial site dedicated to the management and performance of clinical trials for the pharmaceutical and biotech industries.


     Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, to present fairly the Company's financial position, results of operations and cash flows at the dates and for the periods presented. Interim results of operations are not necessarily indicative of results to be expected for a 12-month period. The interim financial statements should be read in conjunction with the audited consolidated financial statements as of December 27, 1998 and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 27, 1998.

     Certain prior year amounts have been reclassified to conform to the current year presentation.

     Earnings Per Share
     Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. The calculation of the Company's diluted earnings per share are similar to basic earnings per share, except that net income is adjusted by the after-tax interest expense on convertible indebtedness and the weighted average number of shares includes the dilutive effect of stock options, warrants, convertible indebtedness and similar instruments.

     All share and per share data included herein have been adjusted to reflect a three-for-two stock split effected in August of 1998.

The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

                                               Quarter Ended
                                          March 29,      March 28,
                                            1998           1999
                                          --------       ---------
Basic earnings per share:
  Net income                               $  3,829     $  4,551
  Weighted average shares of
   common stock outstanding                  23,588       24,582
                                           --------     --------
    Net income per share                   $   0.16     $   0.19
                                           ========     ========

Diluted earnings per share:
  Net income                               $  3,829     $  4,551
  Plus:  interest expense on convertible
          indebtedness, net of tax               45           36
                                           --------     --------
    Net income, as adjusted                $  3,874     $  4,587
                                           --------     --------
  Weighted average shares of common
   stock outstanding                         23,588       24,582
  Effect of dilutive securities:
    Stock options and warrants                1,579        1,299
    Convertible indebtedness                    500          396
                                           --------     --------
  Weighted average shares of common
   stock outstanding, including
   dilutive instruments                      25,667       26,277
                                           --------     --------
    Net income per share                   $   0.15     $   0.17
                                           ========     ========


Comprehensive Income

The following table sets forth the calculation of the Company's comprehensive income for the periods indicated below (in thousands):

                                        Quarter Ended
                                     March 29,   March 28,
                                       1998        1999
                                      -------    -------
Net income, as reported               $3,829      $4,551
Other comprehensive income,
 net of tax
  Foreign currency translation
   adjustments                            38        (124)

Unrealized loses on securities:
  Unrealized holding (losses)
   gains arising during period          (160)        178
  Less: reclassification adjustment
   for gains included in net income       --         (72)
                                       ------    ------
Other comprehensive income               (122)       (18)
                                       ------    ------
Comprehensive income                   $3,707     $4,533
                                       ======     ======

2.  ACQUISITION OF PENTEX
      On December 29, 1998, the Company acquired Pentex for $27.5 million (the "Pentex Acquisition") plus the assumption of certain liabilities, before recording transaction costs and subject to adjustment based on the closing net assets of Pentex as of the closing date. Pursuant to the same transaction, the Company agreed to purchase certain foreign assets owned by affiliated companies of Bayer AG located in Europe for $1.5 million, which has not yet been consummated. Pentex is engaged in the research, manufacturing, marketing and sale of quality purified blood protein products primarily to customers in the diagnostics and biopharmaceuticals industries in the United States and approximately 25 other countries worldwide. The Company funded the acquisition with cash on hand.

     The Pentex Acquisition was accounted for as a purchase in accordance with APB No. 16, and accordingly, the purchase price has been preliminarily allocated to the net tangible and identifiable intangible assets acquired based on their estimated fair values as of the acquisition date. The excess of the cost over the estimated fair values of the net tangible and identifiable intangible assets acquired has been preliminarily allocated to goodwill.

     The following unaudited data summarize the pro forma results of operations for the quarter ended March 29, 1998 as if the Pentex Acquisition had occurred on the first fiscal day of such period. Pro forma results of operations for the quarter ended March 28, 1999 are not presented herein as the results of operations for the two days subsequent to the Company's 1998 fiscal year end and prior to the consummation of the Pentex Acquisition are immaterial to the Company. The unaudited pro forma information has been prepared for comparative purposes only and does not purport to represent what the results of operations would actually have been had the transaction actually occurred on the date indicated, or what the results of operations may be in the future (in thousands, except per share data).

Net sales                    $ 32,629
Net income                   $  4,205

Net income per common share:
  Basic                      $    0.18
  Diluted                    $    0.17

3.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
    Long-term debt and capital lease obligations at December 27, 1998 and March 28, 1999 consisted of the following (in thousands):

                                              December 27,     March 28,
                                                  1998            1999
                                              ------------   -----------
Convertible subordinated note payable
in the original principal amount of
$4 million, interest payable quarterly
at 4.5%; maturing on March 7, 2002               $2,667          $2,667

$2.55 million convertible subordinated
note payable, interest payable quarterly
at 4.0%; principal payable on September 23,
2000                                              2,550           2,550

Capital lease obligations at varying interest
rates and terms, maturing through 2001               67              46
                                                  -----           -----
                                                  5,284           5,263
Less current maturities                           4,406	           4,391
                                                  -----           -----
                                                   $878            $872
                                                  =====           =====

4.   SEGMENT INFORMATION

Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"), established standards for reporting information about operating segments in annual financial statements and requires selected information in interim financial reports. Selected financial information is reported below for the quarters ended March 29, 1998 and March 28, 1999 (in thousands):

                                       Quarter Ended
                                    March 29,    March 28,
                                      1998        1999
                                   ---------    ---------

Net sales-unaffiliated customers:
  Therapeutic Products               $24,413     $29,813
  Diagnostic Products                  5,017       9,457
  Corporate/Other                          4         262
                                     -------     -------
  Total                              $29,434     $39,532
                                     =======     =======
Segment operating income:
  Therapeutic Products                $7,242      $5,780
  Diagnostic Products                  1,756       3,750
  Corporate/Other                     (2,544)     (1,673)
                                      ------      ------
  Total                                6,454       7,857
                                      ------      ------
Reconciling items:
  Other expense, net                     686         897
  Interest income, net                  (273)        (51)
                                      ------      ------
Income before income taxes            $6,041      $7,011
                                      ======      ======

     Segment operating income is defined as earnings before income taxes, interest, amortization, foreign currency gains and losses and other non-operating income and expenses. "Corporate and Other" includes general corporate expenses, corporate interest income, interest expense other than that directly attributable to an operating segment and other operations that do not otherwise meet the SFAS No. 131 criteria for disclosure. The Company had no intersegment sales during 1998 or 1999.

     On December 29, 1998, the Company purchased Pentex for $27.5 million in cash at closing. The cash used was considered a corporate asset, while the assets purchased are considered assets of the Diagnostic Products segment. There were no other material changes in identifiable assets disclosed in the Company's Annual Report on Form 10-K for the year ended December 27, 1998.


5.  COMMON STOCK REPURCHASES

     During April 1999, the Company's Board of Directors authorized the repurchase of up to $20 million of the Company's common stock, subject to market conditions, prevailing stock prices and Serologicals' capital resources. The Company expects to fund any repurchases with existing cash balances, cash flow from operations and availability under its revolving credit facility. As of May 7, 1999, the Company had repurchased a total of 945,000 shares of its common stock for aggregate consideration of approximately $7.1 million.


Item 2. Management's Discussion and Analysis of Financial Condition and results of Operations

Forward Looking Statements

     This Quarterly Report on Form 10-Q contains certain "forward looking statements" within the meaning of the Private Securities Litigation Reform
Act of 1995, which generally can be identified by the use of terms such as "may," "expect," "anticipate," "intend," "estimate," "believe,"
"continue" or similar variations or the negative thereof. These forward looking statements include, without limitation, statements regarding increasing regulatory scrutiny; the impact on the Company of reduced anti-D sales and the Company's efforts to replace them; the impact on the Company of current industry supply and demand factors and the supply of and demand for the Company's individual products; the margin pressure on the Company's non-specialty antibody product line; the impact of certain operational adjustments regarding anti-D antibody collections; the level of capital expenditures during 1999; the timing of the completion of the Pentex expansion and the impact thereof; the sufficiency of capital and liquidity to fund operations, capital expenditures, stock repurchases and acquisitions; and the Company's ability to increase the borrowing capacity under the Revolver. These forward looking statements are subject to certain risks and uncertainties, such as changes in the economy or market conditions, changes in financial, banking and capital markets, changes in customers' needs or abilities to manufacture products, changes in government policy or regulations and other factors discussed in Part I of the Company's Annual Report on Form 10-K for the year ended December 27, 1998, which could cause actual results to differ materially.

Overview and Recent Developments

     The Company is a leading worldwide provider of biological materials and services to major healthcare companies. The Company provides value-added antibody-based products that are used as the active ingredients in therapeutic products for the treatment and management of diseases such as Rh incompatibility in newborns, rabies and hepatitis and in diagnostic products such as blood typing reagents and diagnostic test kits. Through its protein fractionation facility, the Company also provides a variety of proteins used in diagnostic reagents and tissue culture media components for use as additives in biotech products. As of May 7, 1999, the Company operated 64 donor centers, 17 of which specialize in the collection of specialty antibodies and 47 of which primarily collect source plasma containing non-specialty antibodies from which a number of products, primarily IVIG, are produced. The Company is also engaged in the development, manufacturing and sale of monoclonal antibodies at its facilities in the United Kingdom and owns a clinical trial site dedicated to the management and performance of clinical trials for the pharmaceutical and biotech industries.

     On December 29, 1998, the Company acquired Pentex for $27.5 million in cash at closing. Pursuant to the same transaction, the Company entered into an agreement to purchase certain foreign assets of Pentex for $1.5 million; that transaction has not yet been consummated. Pentex provides a full range of over 100 distinct animal protein products derived from different animal species. A number of these products, such as bovine serum albumin (BSA), are primarily supplied to healthcare companies for use in diagnostic reagents. The Company also provides a line of highly purified animal proteins known as tissue culture media components that are used primarily by biopharmaceutical companies as nutrient additives in cell culture media. One example of these media components is Bovine EX-CYTE(r), Growth Enhancement Media Supplement, which is produced through a patented manufacturing process. The Company accounted for the acquisition as a purchase in accordance with Accounting Principles Board Opinion Number 16.

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

     The activities of the Therapeutic Products segment primarily include the collection and sale of human antibodies that are used as the active ingredients in therapeutic products for the treatment and management of diseases such as Rh incompatibility in newborns, hepatitis and rabies. The activities of the Diagnostic Products segment primarily include the Company's monoclonal antibody production facilities and certain human-sourced, polyclonal antibodies. While an increasing number of Pentex-branded products are being used in therapeutic end products, the management of this business is performed within the Company's diagnostic business unit and, accordingly, is included in the Diagnostic Products reportable business segment. The antibodies and other proteins provided by the Diagnostic Products segment are used in diagnostic products such as blood typing reagents and diagnostic test kits and as nutrient additives in cell culture media.

     Increasing regulatory scrutiny continues to be a significant factor shaping the biologics industry, resulting in more detailed and frequent Food and Drug Administration (FDA) inspections of the Company's and its customers' operations, a potentially greater number of observations, deficiency notices and warning letters per inspection, and more product recalls and temporary or permanent closures of facilities. One factor contributing to this trend is the FDA's implementation of an approach to inspections of donor centers and laboratory testing and manufacturing facilities, including the Company's customers', entitled "Team Biologics". Under this approach, substantially all such inspections are performed by highly trained field investigators who focus extensively on the FDA's current good manufacturing practices (cGMP) and quality systems. This approach was first applied to plasma fractionators and subsequently to other biologic product areas, including certain of the Company's operations. Several large fractionators, including certain of the Company's customers, have been affected in varying degrees, from complete shutdowns of manufacturing facilities to operating under a consent decree to bring their facilities into compliance. Furthermore, the Company believes certain manufacturers have experienced a longer than anticipated FDA approval process of new, relocated or expanded manufacturing and laboratory testing facilities.

     On occasion, the Company has received notifications and warning letters from the FDA related to possible deficiencies in the Company's compliance with FDA requirements. To date, the Company believes that it has adequately addressed or corrected such deficiencies and that it is in substantial compliance with all relevant laws and regulations. However, since the Company's operations have not yet been fully subjected to Team Biologics inspections, it is unable to determine what impact, if any, such inspections will have on the Company and its operations when they occur.

     During April 1999, the Company was notified by two of its international customers that their fractionation facilities used in the manufacture of anti-D immune globulin will be closed for extended periods of time for various quality control enhancements, due in part to changing regulatory requirements, and in one case, the validation of manufacturing procedures relating to the customer's product. Although the Company is attempting to market this planned volume of anti-D antibody collections to other pharmaceutical companies, including its current customers, it does not expect to generate a sufficient level of incremental shipments to significantly offset the reduced demand from these customers in the near term. As the Company indicated in an April 15, 1999 press release, it believes that the loss of revenues could result in an impact on after-tax earnings of approximately $4.0 million for the remainder of the year. Furthermore, if the Company is unsuccessful in its efforts to generate additional orders to mitigate the impact of this reduced demand, additional adjustments may be made to operations, including reducing the level of anti-D antibody collections, which could increase the per unit production costs of anti-D and other specialty therapeutic products.

     Another trend the industry is currently experiencing is the continuing imposition of more rigorous donor screening standards by the FDA and certain regulatory bodies in foreign countries, in particular those governing the manufacture and sale of plasma-based products in Germany. Furthermore, the Company's customers and certain industry trade organizations continue to impose stricter standards. Such standards, including donor age restrictions, the elimination of one-time and certain other infrequent donors and the introduction of new testing techniques have reduced the pool of, and increased the competition for, potential donors. Furthermore, the Company believes that, owing in part to the general strength of the national economy, the financial incentives provided to donors of non-specialty antibodies are potentially becoming relatively less attractive, further decreasing the pool of potential donors.

     While the Company continues to be adversely impacted by these and other factors, including lower than anticipated collections of non-specialty antibodies, increased collection costs thereof and delayed or reduced shipments of certain products, it believes that the current supply and demand factors affecting the industry may serve to enhance the pricing of non-specialty antibodies in the future.

     In contrast to these constraints impacting the supply of antibodies, in particular non-specialty antibodies, current demand for certain of the antibodies the Company offers has increased for a variety of reasons, including increased demand for the end products into which they are manufactured, expanded use of the various end products and increased manufacturing capacity of certain fractionators as they are able to bring their facilities into compliance. These factors have led to recent, and in some cases critical, shortages of certain plasma-based products, most notably IVIG.

     In order to meet increased demand for, and to improve the profitability of, its non-specialty antibodies, the Company is currently pursuing various alternatives to increase production at its non-specialty donor centers and is currently in pricing negotiations with certain significant customers which could improve margins on this product. However, there can be no assurance that such efforts will be successful, or that any further impact related to any of the factors discussed above will not have a material adverse effect on the Company or its operations.


Results of Operations

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

The following table sets forth certain operating data of the Company as a percentage of net sales for the periods indicated below.


                                                   Quarter Ended
                                                ---------------------
                                                March 29,   March 28,
                                                  1998      1999
                                                -------   -------
Net sales                                        100.0%    100.0%
Gross profit                                      35.0      31.7
Selling, general and administrative expenses      13.0      11.8
Net income                                        13.0      11.5



Quarters Ended March 29, 1998 and March 28, 1999

NET SALES

Consolidated

     Consolidated net sales increased approximately $10.1 million, or 34.3%, from $29.4 million in 1998 to $39.5 million in 1999. Of the increase, approximately $5.0 million related primarily to increased sales of antibodies, in particular, non-specialty antibodies and, to a lesser extent, specialty antibodies. The increase in sales of non-specialty antibodies was due in large part to an increase in the percentage of the product sold on a "gross" pricing basis, for which the increased selling price is reflective of the Company's provision of laboratory testing services and certain donor supplies that were previously borne by the customer on a net basis. The remainder of the increase, or approximately $4.9 million, related to the Pentex Acquisition completed at the beginning of fiscal 1999.

Therapeutic Products

     Net sales of Therapeutic Products increased approximately $5.4 million, or 22.1%, from $24.4 million in 1998 to $29.8 million in 1999. A significant portion of this increase was due to increased sales from non-specialty antibodies, a larger percentage of which were sold on a gross pricing basis. Total liters of non-specialty antibodies sold increased approximately 8% during the same time period. Total net sales of specialty antibodies increased approximately $989,000, or 8.2%, from $12.1 million in 1998 to $13.1 million in the current year, while total net sales of non-specialty antibodies increased approximately $4.4 million, or 35.8 %, from $12.3 million in 1998 to $16.7 million in 1999.


Diagnostic Products

     Net sales of Diagnostic Products increased approximately $4.4 million, or 88.5%, from $5.0 million in 1998 to $9.5 million in 1999. The increase was primarily attributable to the Pentex Acquisition completed at the beginning of the current fiscal quarter. Total net sales of monoclonal antibodies decreased approximately $202,000 or 7.2%, from $2.8 million in 1998 to $2.6 million in
the first quarter of 1999.   Sales of Pentex products, including bovine serum
albumin (BSA) and the EX-CYTE(r) product line, were approximately $4.9 million during 1999, the first period of ownership by the Company. The remaining net sales, primarily human-sourced antibodies used in blood typing reagents and diagnostic test kits, decreased approximately $223,000, or 10.2%, from $2.2 million in 1998 to $2.0 million in 1999.

GROSS PROFIT

Consolidated

     Consolidated gross profit increased approximately $2.2 million, or 21.7%, from $10.3 million in the first quarter of 1998 to $12.5 million during 1999. This increase was primarily the result of the Pentex Acquisition, offset slightly by lower gross profit from existing operations, which continue to be negatively impacted by lower than anticipated production at many non-specialty donor centers, resulting in decreased fixed cost absorption and lower gross profit per unit. Gross profit as a percentage of net sales ("gross margin") decreased from 35.0% in 1998 to 31.7% in the current year, primarily as a result of the increased production costs of non-specialty antibodies. Gross margins were also adversely impacted by the increase in the percentage of non-specialty antibodies sold on a gross basis, as there was relatively insignificant gross profit attributed to this additional revenue.

Therapeutic Products

     Gross profit from Therapeutic Products decreased approximately $474,000, or 6.2%, from $7.7 million in 1998 to $7.2 million in the first quarter of 1999, primarily as a result of the increased production costs of non-specialty antibodies, offset in part by increased gross profit from additional sales of specialty antibodies. Gross margins on Therapeutic Products decreased from 31.5% to 24.2%, substantially all due to an increase in production costs of non-specialty antibodies and a significant increase in the percentage of this product sold on a gross pricing basis. Gross margins on specialty products were relatively unchanged from the previous year.

Diagnostic Products

     Gross profit from Diagnostic Products increased approximately $2.8 million, or 106.3%, from $2.6 million in 1998 to $5.4 million in 1999, primarily attributable to the Pentex Acquisition, offset in part by lower gross profit from certain other diagnostic products. Gross margins on Diagnostic Products increased from 51.8% in 1998 to 56.7% during 1999, a result of higher margins on antibodies sold for clinical diagnostic purposes, primarily a result of a favorable product mix, and the inclusion of relatively higher margin blood protein products acquired in the Pentex Acquisition.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased approximately $828,000, or 21.6%, from $3.8 million in the first quarter of 1998 to $4.7 million in 1999. The increase was primarily attributable to ongoing selling, general and administrative expenses incurred as a result of the Pentex Acquisition and marginal increases in general corporate overhead, offset by decreased product and service development expenses.


OTHER EXPENSE, NET

     Other expense, net, increased approximately $211,000, or 30.8%, from $686,000 in 1998 to $897,000 in 1999. The increase was primarily due to the amortization of goodwill and other intangible assets acquired in the Pentex Acquisition, offset by gains on the sale of certain investments.

INTEREST INCOME, NET

     Interest income, net decreased approximately $222,000, or 81.3%, from $273,000 in 1998 to $51,000 in 1998, due primarily to the use of $27.5 million in cash for the Pentex Acquisition on December 29, 1998 and the resulting loss of interest income.


Liquidity and Capital Resources

     The following table sets forth certain indicators of financial condition and liquidity of the Company as of December 27, 1998 and March 28, 1999:

                                        December 27,    March 28,
                                           1998          1999
                                         --------     --------
Cash and cash equivalents                $34,940        $8,605
Working capital                           56,164        34,148
Total long-term debt and capital
 lease obligations                         5,284         5,263
Stockholders' equity                     129,009       135,084
Total debt to equity ratio                  4.1%          3.9%

     Cash and cash equivalents and working capital decreased approximately $26.3 million and $22.0 million, respectively, from December 27, 1998, primarily due to the use of $27.5 million of cash on hand for the Pentex Acquisition.

     The Company has three principal sources of near-term liquidity: (i) existing cash and cash equivalents; (ii) cash generated by operations, and
(iii) available borrowing capacity under the Revolver (as defined below). Management believes the Company's liquidity and capital resources are sufficient to meet its working capital, capital expenditure and other anticipated cash requirements over the next twelve months and may be available for use in acquisitions. However, the Company anticipates that future acquisition and growth opportunities may require supplementary funding, including the issuance of equity or debt securities.

     During April 1999, the Company's Board of Directors authorized the repurchase of up to $20 million of the Company's common stock, subject to market conditions, prevailing stock prices and Serologicals' capital resources. The Company expects to fund any repurchases with existing cash balances, cash flow from operations and availability under the Revolver. As of May 7, 1999, the Company had repurchased a total of 945,000 shares of its common stock for aggregate consideration of approximately $7.1 million.

     Net cash provided by operating activities in 1999 was $3.8 million as compared to a use of cash of $1.6 million in the prior year, or an increase of $5.4 million. This increase was attributable to a smaller investment in working capital of approximately $3.7 million versus the prior year, increased net income of $722,000, an increased deferred tax benefit of $260,000 and $680,000 of additional non-cash depreciation and amortization expense. The decreased investment in working capital was in large part due to a smaller increase in accounts receivable of $3.2 million and an increase in accounts payable of $417,000 in 1999 versus a decrease of $1.2 million in 1998, offset primarily by a $961,000 decrease in accrued expenses. Accounts receivable increased approximately 21% from the previous year end, while net sales increased approximately 34% during the same period. The increase in accounts receivables during the first quarter of 1998 was primarily a result of the timing of shipments, a large portion of which occurred in the last month of the quarter, and the timing of the receipt of payments from certain large customers.

     Net cash used in investing activities during the first quarter of 1999 was $31.7 million as compared to $5.2 million in 1998. Investing activities in 1999 consisted primarily of the Pentex Acquisition, related transaction costs and capital expenditures relating primarily to the expansion of the Pentex manufacturing facility and the development of a donor center operating system ("DCOS"). Investing activities in 1998 primarily consisted of the acquisition of a clinical trial site and capital expenditures.

     The Company anticipates total capital expenditures during the 1999 fiscal year of approximately $18 million to $20 million, approximately $11 million of which relates to the expansion of the Pentex manufacturing facility. The remainder of the expenditures relates primarily to the development of DCOS and to the renovation or relocation of a number of donor centers.

     Net cash provided by financing activities was $1.5 million in 1999 as compared to $292,000 in 1998. Financing activities in both periods consisted primarily of proceeds from the exercise of stock options.

     Total long-term debt and capital lease obligations were relatively unchanged from the previous fiscal year end. Subsequent to quarter end and pursuant to the terms of the related note agreement, the holder of a convertible promissory note in the original principal amount of $4.0 million opted to convert the outstanding principal balance of the note of approximately $2.7 million into approximately 213,200 shares of the Company's common stock.

     The Company has a revolving credit facility with a bank (the
"Revolver"), which provides for total borrowing capacity of $35 million, $30 million of which may be used for acquisitions. There were no amounts outstanding under the Revolver at December 27, 1998 or March 28, 1999. The Company is currently in negotiations with the bank and expects to increase the borrowing capacity under the Revolver to $75 million; however, there can be no assurance that the Company will be successful in its efforts.

Outlook

Therapeutic Products
     Demand for non-specialty antibodies remains strong and generally exceeds the Company's ability to supply targeted amounts to its customers. However, the Company expects continued margin pressure on this product line unless and until it is able to increase its collections of this product and its selling prices to its customers. Furthermore, there can be no assurance that the Company will be successful in these efforts, or that it will be able to regain historical levels of profitability for this product line.

     In light of the announcement of reduced demand from two of its large customers, the Company expects reduced sales of anti-D antibodies at least through the remainder of current fiscal year. The Company continues to market its planned production of anti-D antibodies to other customers, but does not currently expect that this shortfall can be replaced in the near term. If the Company is unsuccessful in its efforts to generate additional orders to mitigate the impact of this reduced demand, additional adjustments may be made to operations, including reducing the level of anti-D antibody collections, which could increase the per unit production costs of anti-D and other specialty therapeutic products.

Diagnostic Products
     The Company anticipates moderate increases in sales of monoclonal and polyclonal antibodies used in blood typing reagents and antibodies used in diagnostic test kits. The Company expects demand for its Pentex line of blood protein products to continue to increase, in particular the EX-CYTE(r) line of tissue culture media. The Company's ability to meet this expected demand is largely dependent on the successful and timely completion of the expansion of its manufacturing facilities in Kankakee, Illinois, which is scheduled for the fourth quarter of 1999.

Year 2000 Update

     As outlined in the Company's Annual Report on Form 10-K for the year ended December 27, 1998, the Company has developed plans to address the possible exposures related to the impact on its business of the Year 2000 issue. These plans, which include an assessment of the Company's information systems, an assessment of the Year 2000 readiness of its significant customers, suppliers and other third parties, and contingency planning, have not changed materially in terms of scope or estimated costs to complete, and are progressing according to previously disclosed time schedules.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     There have been no material changes regarding the Company's market risk position from the information provided in its Annual Report on Form 10-K for the fiscal year ended December 27, 1998. The quantitative and qualitative disclosures about market risk are discussed under the caption "Market Risk" in Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's Form 10-K.





PART II.

Item 1.  Legal Proceedings

In connection with a dispute relating to the "earn-out" provisions in a stock and asset purchase agreement entered into by the Company and certain of its subsidiaries with Nations Biologics, Inc. affiliated entities and the other sellers named therein (the "Sellers"), dated March 6, 1997, pursuant to which the Company acquired 16 donor centers (the "Purchase Agreement"), the Sellers in November 1998 commenced an action titled Decatur Plasma, Inc. et al. v. Serologicals Corporation, et al., in federal district court in the Northern District of Georgia. The complaint asserted a claim for breach of contract, alleging that the Sellers were entitle to an "earn-out" payment in addition to the consideration already received by the Sellers in connection with the transaction. The Company notified the Sellers that it denied the allegations and intended to defend the action vigorously and potentially to assert counterclaims against the Sellers. Subsequently, the Company filed a motion to dismiss the complaint, and no answer was filed or discovery taken. During the pendency of the motion to dismiss, the parties agreed to voluntarily dismiss the action and to exchange releases pursuant to a settlement. In accordance with the settlement, no earn-out or other consideration beyond the initial purchase price is being paid to the Sellers.

Item 6.  Exhibits and Reports on Form 8-K

     a.     Exhibits:

            Exhibit 27:  Financial Data Schedule

     b.     Reports on Form 8-K:

On January 12, 1999, the Company filed a Current Report on Form 8-K, in which it reported under Item 2-Acquisition or Disposition of Assets, that it had acquired substantially all of the net assets of the Pentex Blood Proteins Business of Bayer Corporation. On March 15, 1999, the Company filed an amended Current Report on Form 8-K/A, in which it included under Item 7-Financial Statements and Exhibits, the audited financial statements of the Pentex Blood Proteins Business as of and for the nine months ended September 30, 1998.


                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            SEROLOGICALS CORPORATION
                                            (Registrant)


Date:  May 12, 1999                     By:   /s/  Russell H. Plumb//
                                              ------------------------
                                                Russell H. Plumb
                                                Vice President/Chief Financial
                                                Officer (Principal Financial and
                                                Accounting Officer)


