Form 10-Q
period 1999-06-27
SEROLOGICALS CORP
filed 1999-08-11
CIK 767673

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549


                                   FORM 10-Q

(Mark One)

   /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 27, 1999
                                       OR
   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from           to           .
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
                          Yes   X      No
                              ----        ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              Class                             Outstanding at August 9, 1999
Common Stock, $.01 par value per share                 22,879,194


                                     INDEX

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES


PART I.
-------

Item 1.  Financial Statements (Unaudited)

   Condensed Consolidated Balance Sheets -
     December 27, 1998 and June 27, 1999 . . . . . . . . . . . . . . 3

   Condensed Consolidated Statements of Income -
     For the three and six months ended
     June 28, 1998 and June 27, 19994. . . . . . . . . . . . . . . . 4

   Condensed Consolidated Statements of Cash Flows -
     For the six months ended June 28, 1998 and June 27, 1999. . . . 5

   Notes to Condensed Consolidated Financial Statements. . . . . .6-10

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . .11-19

Item 3.  Quantitative and Qualitative Disclosure about
         Market Risk  . . . . . . . . . . . . . . . . . . . . . . . 20


PART II.
--------

Item 4.  Submission of Matters to a Vote of Security Holders. . . . 20
Item 6.  Exhibits and Reports on Form 8-K.  . . . . . . . . . . . . 20

SIGNATURES . . . . . . . . . . . . .  . . . . . . . . . . . . . . . 20
----------



PART I.

Item 1.  Financial Statements

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)
                                (Unaudited)
                                                 December 27,  June 27,
                                                  1998         1999
                                                ----------   --------
               ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                        $34,940         $917
 Trade accounts receivable, net                    22,072       21,260
 Inventories                                       13,441       21,422
 Other current assets                               2,563        2,231
                                                 --------     --------
 Total current assets                              73,016       45,830
                                                 --------     --------
PROPERTY AND EQUIPMENT, net                        16,332       31,046
                                                 --------     --------
OTHER ASSETS:
 Goodwill, net                                     51,741       67,358
 Other, net                                         6,242        6,377
                                                 --------     --------
 Total other assets                                57,983       73,735
                                                 --------     --------
                                                 $147,331     $150,611
                                                 ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current maturities of long-term debt and
  capital lease obligations                        $4,406       $1,725
 Accounts payable                                   4,028        4,198
 Accrued liabilities                                8,172        9,252
 Deferred revenue                                     246          203
                                                 --------     --------
Total current liabilities                          16,852       15,378
                                                 --------     --------
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS,
less current maturities                               878        1,334
                                                 --------     --------
OTHER LIABILITIES                                     592          592
                                                 --------     --------
STOCKHOLDERS' EQUITY:
Common stock                                          243          249
   Additional paid-in capital                      84,983       89,335
Retained earnings                                  43,715       51,077
Accumulated other comprehensive income                 68         (254)
Less:  treasury stock, at cost                         --       (7,100)
                                                 --------     --------
Total stockholders' equity                        129,009      133,307
                                                 --------     --------
                                                 $147,331     $150,611
                                                 ========     ========



           The accompanying notes are an integral part of these condensed consolidated balance sheets.


                    SEROLOGICALS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands, except share and per share data)
                                  (Unaudited)


                                       Six Months Ended      Three Months Ended
                                      June 28,   June 27,   June 28,   June 27,
                                        1998       1999       1998       1999
                                     ---------  ---------  ---------  ---------
Net sales                             $59,670    $72,260    $30,236    $32,730
Costs and expenses:
 Cost of sales                         38,528     49,912     19,389     22,906
 Selling, general and administrative
  expense                               7,768      9,198      3,927      4,531
 Interest expense (income), net          (372)        (9)       (99)        41
 Other expense, net                     1,460      1,817        774        921
                                      --------   --------   --------   --------
Income before income taxes             12,286     11,342      6,245      4,331
Provision for income taxes              4,363      3,981      2,151      1,522
                                      --------   --------   --------   --------
Net income                             $7,923     $7,361     $4,094     $2,809
                                      ========   ========   ========   ========

Net income per common share:
  Basic                                 $0.33      $0.30      $0.17      $0.12
                                      ========   ========   ========   ========
  Diluted                               $0.31      $0.29      $0.16      $0.11
                                      ========   ========   ========   ========

Weighted average common and common
equivalent shares outstanding:
  Basic                            23,744,496 24,435,541  23,900,985 24,289,328
  Diluted                          25,747,076 25,687,920  25,851,246 25,123,121





             The accompanying notes are an integral part of these
                     condensed consolidated statements.

                      SEROLOGICALS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                    Six Months Ended
                                                   ------------------
                                                   June 28,   June 27,
                                                    1998       1999
                                                   -------    -------
Operating activities:
Net income                                         $7,923     $7,361
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
   Depreciation and amortization                    2,685      3,720
   Deferred income tax benefit                       (103)        (4)

Changes in operating assets and liabilities,
 net of acquisitions of businesses:
   Trade accounts receivable, net                  (7,558)     2,172
   Inventories                                     (1,871)    (3,847)
   Other current assets                              (800)        70
   Accounts payable                                   624       (319)
   Accrued expenses                                 2,355     (2,352)
   Deferred revenue                                  (865)       (43)
                                                   -------   -------
   Total adjustments                               (5,533)      (603)
                                                   -------   -------
       Net cash provided by
       operating activities                         2,390      6,758
                                                   ------     ------
Investing activities:
 Purchases of property and equipment               (2,398)    (8,063)
 Acquisitions of businesses,
  net of cash acquired                             (4,519)   (27,874)
 Other                                             (2,570)       123
                                                   -------   -------
       Net cash used in investing activities       (9,487)   (35,814)

Financing activities:
 Net borrowings on revolving line of credit            --        483
 Payments on long-term debt and capital
  lease obligations                                   (39)       (41)
 Repurchases of common stock                           --     (7,100)
 Proceeds from employee stock plans                 3,488      1,691
                                                  -------    -------
       Net cash provided by (used in) financing
        activities                                  3,449     (4,967)
                                                   ------     ------
Net decrease in cash and cash equivalents          (3,648)   (34,023)
Cash and cash equivalents, beginning
 of period                                         31,812     34,940
                                                   ------     ------
Cash and cash equivalents, end of period          $28,164       $917
                                                  =======     ======

Supplemental Disclosures:
Interest Paid                                         $77        $91
Taxes Paid                                         $2,696     $3,410
Conversion of promissory note into common stock    $1,333     $2,667
                                                   ======     ======

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                SEROLOGICALS CORPORATION AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 27, 1999
                              (UNAUDITED)

1.    ORGANIZATION AND BASIS OF PRESENTATION

      Organization
      Serologicals Corporation (the "Company") is a leading worldwide provider of biological materials and services to major healthcare companies. The Company provides value-added antibody-based products that are used as the active ingredients in therapeutic products for the treatment and management of diseases such as Rh incompatibility in newborns, rabies and hepatitis and in diagnostic products such as blood typing reagents and diagnostic test kits. On December 29, 1998, the Company acquired substantially all of the domestic assets of Pentex Blood Proteins ("Pentex"), a unit of Bayer Corporation, a wholly owned subsidiary of Bayer AG. Located in Kankakee, Illinois, Pentex supplies a broad line of purified animal and human blood proteins to the diagnostic and biopharmaceutical industries (Note 2). As of August 9, 1999, the Company operated 64 donor centers, 17 of which specialize in the collection of specialty antibodies and 47 of which primarily collect source plasma containing non-specialty antibodies from which a number of products, primarily intravenous immune globulin (IVIG), are produced. The Company is also engaged in the development, manufacturing and sale of monoclonal antibodies at its facilities in the United Kingdom and owns a clinical trial site dedicated to the management and performance of clinical trials for the pharmaceutical and biotech industries.


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

     The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

                                      Six Months Ended      Three Months Ended
                                    June 28,  June 27,     June 28,   June 27,
                                       1998      1999         1998      1999
                                   --------- ---------    ---------  ---------
Basic earnings per share:
  Net income                       $  7,923  $  7,361      $  4,094  $  2,809
  Weighted average shares of common
   stock outstanding                 23,744    24,436        23,901    24,289
                                    --------  --------      --------  --------
    Net income per share           $   0.33  $   0.30      $   0.17  $   0.12

Diluted earnings per share:
  Net income                       $  7,923  $  7,361      $  4,094  $  2,809
  Plus:  interest expense on
         convertible indebtedness,
         net of tax                      71        54            36        19
                                   --------  --------      --------  --------
    Net income, as adjusted        $  7,994  $  7,415      $  4,130  $  2,828
                                   --------  --------      --------  --------

  Weighted average shares of common
   stock outstanding                 23,744    24,436        23,901    24,289
  Effect of dilutive securities:
    Stock options and warrants        1,553       952         1,554       631
    Convertible indebtedness            450       300           396       203
                                   --------  --------      --------  --------

  Weighted average shares of common
   stock outstanding,
    including dilutive instruments   25,747    25,688        25,851    25,123
                                   ========  ========      ========  ========
     Net income per share           $  0.31   $  0.29      $   0.16   $  0.11
                                   ========  ========      ========  ========


     Comprehensive Income

     The following table sets forth the calculation of the Company's comprehensive income loss for the periods indicated below (in thousands):

                                     Six Months Ended       Three Months Ended
                                   ------------------     --------------------
                                      June 28,  June 27,    June 28,  June 27,
                                       1998      1999        1998      1999
                                    ---------- ----------  --------- ---------
Net income, as reported                $7,923   $7,361      $4,094    $2,809
Other comprehensive income (loss),
 net of tax:
  Foreign currency translation
   Adjustments                            (69)    (196)       (107)     (72)

  Unrealized losses on securities
     Unrealized holding (losses) gains
      during period                      (268)     (54)       (108)     (232)
     Less: reclassification adjustment
      for gains included in net income     --      (72)         --        --
                                      -------   -------    -------  --------
Other comprehensive income (loss),
 net of tax                              (337)    (322)       (214)     (304)
                                      -------   -------    -------  --------
Comprehensive income                   $7,586   $7,039      $3,880    $2,505
                                      =======   =======    =======  ========


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

     The following unaudited data summarize the pro forma results of operations for the six months ended June 28, 1998 as if the Pentex Acquisition had occurred on the first fiscal day of such period. Pro forma results of operations for the six months ended June 27, 1999 are not presented herein as the results of operations for the two days subsequent to the Company's 1998 fiscal year end and prior to the consummation of the Pentex Acquisition are immaterial to the Company. The unaudited pro forma information has been prepared for comparative purposes only and does not purport to represent what the results of operations would actually have been had the transaction actually occurred on the date indicated, or what the results of operations may be in the future (in thousands, except per share data).

     Net sales                       $ 66,813
     Net income                      $  8,737

     Net income per common share:
        Basic                       $    0.37
                                    =========
        Diluted                     $    0.34
                                    =========

3.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

    Long-term debt and capital lease obligations at December 27, 1998 and June 27, 1999 consisted of the following (in thousands):

                                               December 27,       June 27,
                                                  1998             1999
                                              ------------     ------------
Convertible subordinated note payable in the
original principal amount of $4 million,
interest payable quarterly at 4.5%; maturing
on March 7, 2002                                $2,667            $  --

$35 million revolving credit facility, interest
payable monthly at prime of LIBOR, plus
applicable margin, principal payable on
October 17, 2000                                    --              483

$2.55 million convertible subordinated note
payable, interest payable quarterly at 4.0%;
principal payable on September 23, 2000           2,550           2,550

Capital lease obligations at varying interest
rates and terms, maturing through 2001               67              26
                                                 ------          ------
                                                  5,284	           3,059
Less current maturities                           4,406           1,725
                                                 ------          ------
                                                 $  878          $1,334
                                                 ======          ======


     During the second quarter of 1999 and pursuant to the terms of the related note agreement, the holder of a convertible promissory note in the original principal amount of $4.0 million opted to convert the outstanding principal balance of the note of approximately $2.7 million into approximately 213,200 shares of the Company's common stock.


4.   SEGMENT INFORMATION

     Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"), established standards for reporting information about operating segments in annual financial statements and requires selected information in interim financial reports. Selected financial information is reported below for the three and six months ended June 28, 1998 and June 27, 1999 (in thousands):

                              Six Months Ended      Three Months  Ended
                            June 28,   June 27,    June 28,   June 27,
                              1998       1999        1998       1999
                            -------    -------     -------    -------
Net sales-unaffiliated
customers:
  Therapeutic Products      $49,083    $52,152     $24,670   $22,341
  Diagnostic Products        10,282     19,654       5,265    10,197
  Corporate/Other               305        454         301       192
                            -------    -------     -------   -------
  Total                     $59,670    $72,260     $30,236   $32,730

Gross profit:
  Therapeutic Products      $14,977    $11,817      $7,282    $4,596
  Diagnostic Products         6,092     10,771       3,492     5,407
  Corporate/Other                73       (240)         73      (179)
                            -------    -------     -------   -------
  Total                     $21,142    $22,348     $10,847    $9,824
                            =======    =======     =======   =======

Segment operating income:
  Therapeutic Products      $13,952     $9,283      $6,712    $3,414
  Diagnostic Products         4,449      7,423       2,690     3,688
  Corporate/Other            (5,027)    (3,556)     (2,482)   (1,809)
                            -------    -------     -------   -------
  Total                      13,374     13,150       6,920     5,293
                            -------    -------     -------   -------

Reconciling items:
  Other expense, net          1,460      1,817         774       921
  Interest expense
   (income), net               (372)        (9)        (99)       41
                            -------    -------     -------   -------
Income before income taxes  $12,286    $11,342      $6,245    $4,331
                            =======    =======     =======   =======

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

5.    COMMON STOCK REPURCHASES

     During April 1999, the Company's Board of Directors authorized the repurchase of up to $20 million of the Company's common stock, subject to market conditions, prevailing stock prices and the Company's capital resources. The Company expects to fund any repurchases with existing cash balances, cash flow from operations and availability under its revolving credit facility. As of August 9, 1999, the Company had repurchased a total of approximately 2.0 million shares of its common stock for aggregate consideration of approximately $14.1 million.

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

     This Quarterly Report on Form 10-Q contains certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which generally can be identified by the use of terms such as "may," "expect," "anticipate," "intend," "estimate," "believe," "continue" or similar variations or the negative thereof. These forward looking statements include, without limitation, statements regarding increasing regulatory scrutiny; the impact on the Company of reduced anti-D sales and the Company's efforts to replace them; the impact on the Company of current industry supply and demand factors and the supply of and demand for the Company's individual products; the margin pressure on the Company's non-specialty antibody product line; the impact of certain operational adjustments regarding anti-D antibody collections; the level of capital expenditures during 1999; the timing of the completion of the Pentex expansion and the impact thereof; the impact of various factors on the Company's third and fourth quarter results; and the sufficiency of capital and liquidity to fund operations, capital expenditures, stock repurchases and acquisitions and the possible need for supplemental funding. These forward looking statements are subject to certain risks and uncertainties, including the Company's ability to continue to attract and retain qualified donors; the impact of competition; the available supply of anti-D in the market; the timely completion of the Company's capacity expansion; changes in government and industry mandated regulations or customer specifications; changes in financial, banking and capital markets, changes in the markets for Company's products and services, and other factors discussed in Part I of the Company's Annual Report on Form 10-K for the year ended December 27, 1998, which could cause actual results to differ materially.

Overview and Recent Developments

     The Company is a leading worldwide provider of biological materials and services to major healthcare companies. The Company provides value-added antibody-based products that are used as the active ingredients in therapeutic products for the treatment and management of diseases such as Rh incompatibility in newborns, rabies and hepatitis and in diagnostic products such as blood typing reagents and diagnostic test kits. Through its protein fractionation facility, the Company also provides a variety of proteins used in diagnostic reagents and tissue culture media components for use as additives in biotech products. As of August 9, 1999, the Company operated 64 donor centers, 17 of which specialize in the collection of specialty antibodies and 47 of which primarily collect source plasma containing non-specialty antibodies from which a number of products, primarily IVIG, are produced. The Company is also engaged in the development, manufacturing and sale of monoclonal antibodies at its facilities in the United Kingdom and owns a clinical trial site dedicated to the management and performance of clinical trials for the pharmaceutical and biotech industries.

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

     The activities of the Therapeutic Products segment primarily include the collection and sale of human antibodies that are used as the active ingredients in therapeutic products for the treatment and management of diseases such as Rh incompatibility in newborns, hepatitis and rabies. The activities of the Diagnostic Products segment include the Company's monoclonal antibody production facilities and certain human-sourced, polyclonal antibodies. While an increasing number of Pentex-branded products are being used in therapeutic end products, the management of this business is performed within the Company's diagnostic business unit and, accordingly, is included in the Diagnostic Products reportable business segment. The antibodies and other proteins provided by the Diagnostic Products segment are used in diagnostic products such as blood typing reagents and diagnostic test kits and as nutrient additives in biotech products.

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

     On occasion, the Company has received notifications and warning letters from the FDA related to possible deficiencies in the Company's compliance with FDA requirements. To date, the Company believes that it has adequately addressed or corrected such deficiencies and that it is in substantial compliance with all relevant laws and regulations. However, since all of the Company's operations have not yet been fully subjected to Team Biologics inspections, it is unable to determine what impact, if any, such inspections will have on the Company and its operations when they occur.

     During April 1999, the Company was notified by two of its international customers that their fractionation facilities used in the manufacture of anti-D immune globulin would be closed for extended periods of time for various quality control enhancements, due in part to changing regulatory requirements, and in one case, the validation of manufacturing procedures relating to the customer's product. Although the Company is attempting to market this planned volume of anti-D antibody collections to other pharmaceutical companies, including its current customers, and is seeking to mitigate the impact by capitalizing on its leadership position in product quality, it does not expect to generate a sufficient level of incremental shipments to offset the reduced demand from these customers in the near term. Furthermore, as a result of these reduced orders, coupled with an apparent increase in availability of this raw material by other suppliers, the Company expects shipments of anti-D antibodies for 1999 to be approximately 25-30% lower than the previous year. The Company does not expect a recovery in shipments throughout the remainder of 1999 or into the first six months of 2000.

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

     While the Company continues to be adversely impacted by these and other factors, including lower than anticipated collections of non-specialty antibodies, increased collection costs thereof and delayed or reduced shipments of certain products, it believes that the current supply and demand factors affecting the industry may serve to enhance the pricing of non-specialty antibodies in the future. Futhermore, due in part to the strength of the end-use demand, the Company remains confident about the longer-term potential for specialty antibodies, including anti-D.

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

     In order to meet increased demand for, and to improve the profitability of, its non-specialty antibodies, the Company is currently pursuing various alternatives to increase production at its non-specialty donor centers and continues to pursue various options with its customers, such as price increases and alternatives to the historical customer/supplier structure. Furthermore, the Company continues with its advisors to perform a strategic review of this business line. However, there can be no assurance that such efforts will be successful, or that any further impact related to any of the factors discussed above will not have a material adverse effect on the Company or its operations.



Results of Operations

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

The following table sets forth certain operating data of the Company as a percentage of net sales for the periods indicated below.

                                   Six months ended   Three months ended
                                   ----------------   ------------------
                                  June 28,  June 27,   June 28,  June 27,
                                   1998       1999       1998      1999
                                  ------     ------     ------    ------
Net sales                         100.0%     100.0%     100.0%   100.0%
Gross profit                       35.4%      30.9%      35.9%    30.0%
Selling, general and
administrative expenses            13.0%      12.7%      13.0%    13.9%
Net income                         13.3%      10.2%      13.5%     8.6%



Three Months Ended June 28, 1998 and June 27, 1999

NET SALES

Consolidated

     Consolidated net sales increased approximately $2.5 million, or 8.2%, from $30.2 million in 1998 to $32.7 million in 1999. Of the increase, approximately $5.5 million related to the Pentex Acquisition, which was offset by decreased sales, primarily of anti-D antibodies resulting from reduced orders from two customers, from existing operations. The increase was also partially attributable to an increase in sales of non-specialty antibodies, due in large part to an increase in the percentage of the product sold on a "gross" pricing basis, for which the increased selling price is reflective of the Company's handling of laboratory testing services and certain collection related supplies that were previously provided or otherwise borne by the customer on a net basis.

Therapeutic Products

     Net sales of Therapeutic Products decreased approximately $2.3 million, or 9.4%, from $24.7 million in 1998 to $22.3 million in 1999. The decrease was primarily a result of the decreased sales of anti-D antibodies, offset in part by an increase in sales from non-specialty antibodies, a larger percentage of which were sold on a gross pricing basis. Total net sales of specialty antibodies decreased approximately $4.0 million, or 35.2%, from $11.4 million in 1998 to $7.4 million in the current year, while total net sales of non-specialty antibodies increased approximately $1.7 million, or
12.7 %, from $13.3 million in 1998 to $15.0 million in 1999.


Diagnostic Products

     Net sales of Diagnostic Products increased approximately $4.9 million, or 93.7%, from $5.3 million in 1998 to $10.2 million in 1999. The increase was primarily attributable to the Pentex Acquisition completed at the beginning of the current fiscal year, offset by marginal decreases in certain other
diagnostic products.   Sales of Pentex products, including bovine serum
albumin (BSA) and the EX-CYTE(r) product line, were approximately $5.5 million during 1999, the first period of ownership by the Company. Total net sales of monoclonal antibodies decreased approximately $101,000, or 3.2%, from $3.1 million in 1998 to $3.0 million in the second quarter of 1999. The remaining net sales, primarily human-sourced antibodies used in blood typing reagents and diagnostic test kits, decreased approximately $486,000, or 22.8%, from $2.1 million in 1998 to $1.6 million in 1999.

GROSS PROFIT

Consolidated

     Consolidated gross profit decreased approximately $1.0 million, or 9.4%, from $10.8 million in the second quarter of 1998 to $9.8 million during 1999. This decrease was primarily the result of decreased sales of relatively higher margin anti-D antibodies and certain diagnostic antibodies, offset by the Pentex Acquisition. Gross profit as a percentage of net sales ("gross margin") decreased from 35.9% in 1998 to 30.0% in the current year, primarily as a result of a decrease in sales of specialty therapeutic antibodies as a percentage of consolidated sales, from 38% in 1998 to 23% in the current year. Gross profit and gross margin were also negatively impacted by increased per liter production costs of non-specialty antibodies resulting cost increases and from lower than anticipated collection volume.

Therapeutic Products

     Gross profit from Therapeutic Products decreased approximately $2.7 million, or 36.9%, from $7.3 million in 1998 to $4.6 million in the second quarter of 1999, primarily as a result of the decreased sales of anti-D antibodies and the increased per liter production costs of non-specialty antibodies. Gross margins on Therapeutic Products decreased from 29.5% to 20.6%, due in large part to a decrease in sales of higher margin specialty antibodies as a percentage of total therapeutic sales, from 46% in 1998 to 33% in the current year. Gross profit and gross margin were also negatively impacted by increased per liter production costs of non-specialty antibodies resulting from cost increases and lower than anticipated collection volume.


Diagnostic Products

     Gross profit from Diagnostic Products increased approximately $1.9 million, or 54.8%, from $3.5 million in 1998 to $5.4 million in 1999,

primarily attributable to the Pentex Acquisition, offset in part by lower gross profit from certain other diagnostic products, primarily attributable to product mix. Gross margins on Diagnostic Products decreased from 66.3% in 1998 to 53.0% during 1999, primarily as a result of product mix.




SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased approximately $609,000, or 15.5%, from $3.9 million in the second quarter of 1998 to $4.5 million in 1999. The increase was primarily attributable to ongoing selling, general and administrative expenses incurred as a result of the Pentex Acquisition and marginal increases in general corporate overhead, offset by decreased product and service development expenses.

OTHER EXPENSE, NET

     Other expense, net, increased approximately $147,000, or 19.0%, from $774,000 in 1998 to $921,000 in 1999. The increase was primarily due to the amortization of goodwill and other intangible assets acquired in the Pentex Acquisition.

INTEREST EXPENSE (INCOME), NET

     Interest expense (income), net increased approximately $140,000, or 141.4%, from net interest income of $99,000 in 1998 to net interest expense of $41,000 in 1999. The increase was due primarily to the use of $27.5 million in cash for the Pentex Acquisition on December 29, 1998 and approximately $7.1 million for common stock repurchases and the resulting loss of interest income.


Six Months Ended June 28, 1998 and June 27, 1999

NET SALES

Consolidated

     Consolidated net sales increased approximately $12.6 million, or 21.1%, from $59.7 million in 1998 to $72.3 million in 1999. Of the increase, approximately $10.4 million related to the Pentex Acquisition completed at the beginning of the fiscal year. The remainder of the increase was primarily attributable to increased sales of non-specialty antibodies, offset by decreased sales of anti-D antibodies. The increase in sales of non-specialty antibodies was due in large part to an increase in the percentage of the product sold on a "gross" pricing basis, for which the increased selling price is reflective of the Company's provision of laboratory testing services and certain donor supplies that were previously borne by the customer on a net basis.

Therapeutic Products

     Net sales of Therapeutic Products increased approximately $3.1 million, or 6.3%, from $49.1 million in 1998 to $52.2 million in 1999. A significant portion of this increase was due to increased sales from non-specialty antibodies, a larger percentage of which were sold on a gross pricing basis, offset by decreased sales of anti-D antibodies. Total net sales of specialty antibodies decreased approximately $3.0 million or 12.9%, from $23.5 million in 1998 to $20.4 million in the current year, while total net sales of non-specialty antibodies increased approximately $6.1 million, or 23.8 %, from $25.6 million in 1998 to $31.7 million in 1999.


Diagnostic Products

     Net sales of Diagnostic Products increased approximately $9.4 million, or 91.1%, from $10.3 million in 1998 to $19.7 million in 1999. Of the increase, $10.4 million was attributable to the Pentex Acquisition completed at the beginning of the current fiscal quarter, offset by marginally lower sales of certain other diagnostic products. Total net sales of monoclonal antibodies decreased approximately $303,000 or 5.1%, from $6.0 million in 1998 to $5.7 million in the first six months of 1999. The remaining net sales, primarily human-sourced antibodies used in blood typing reagents and diagnostic test kits, decreased approximately $710,000, or 16.4%, from $4.3 million in 1998 to $3.6 million in 1999.

GROSS PROFIT

Consolidated

     Consolidated gross profit increased approximately $1.2 million, or 5.7%, from $21.1 million in 1998 to $22.3 million during 1999. This increase was primarily the result of the Pentex Acquisition, offset by lower gross profit from existing operations, due primarily to reduced sales of relatively higher margin anti-D antibodies. Gross margin decreased from 35.4% in 1998 to 30.9% in the current year, primarily as a result of a decrease in sales of specialty therapeutic antibodies as a percentage of consolidated sales, from 39% in 1998 to 28% in the current year. Gross margins were also adversely impacted by the increase in the percentage of non-specialty antibodies sold on a gross basis, as there was relatively insignificant gross profit attributed to this additional revenue.

Therapeutic Products

     Gross profit from Therapeutic Products decreased approximately $3.2 million, or 21.1%, from $15.0 million in 1998 to $11.8 million in 1999, primarily as a result of reduced sales of anti-D antibodies. Gross margins on Therapeutic Products decreased from 30.5% to 22.7%, primarily as a result of a decrease in sales of specialty therapeutic antibodies as a percentage of consolidated sales, from 48% in 1998 to 39% in the current year.

Diagnostic Products

     Gross profit from Diagnostic Products increased approximately $4.7 million, or 76.8%, from $6.1 million in 1998 to $10.8 million in 1999, primarily attributable to the Pentex Acquisition, offset in part by lower gross profit from certain other diagnostic products. Gross margins on Diagnostic Products decreased from 59.2% in 1998 to 54.8% during 1999, primarily a result of product mix.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased approximately $1.4 million, or 18.4%, from $7.8 million in 1998 to $9.2 million in 1999. The increase was primarily attributable to ongoing selling, general and administrative expenses incurred as a result of the Pentex Acquisition and marginal increases in general corporate overhead, offset by decreased product and service development expenses.

OTHER EXPENSE, NET

     Other expense, net, increased approximately $357,000, or 24.5%, from $1.5 million in 1998 to $1.8 million in 1999. The increase was primarily due to the amortization of goodwill and other intangible assets acquired in the Pentex Acquisition.

INTEREST INCOME, NET

     Interest income, net decreased approximately $363,000, or 97.6%, from $372,000 in 1998 to $9,000 in 1999. The decrease was due primarily to the use of $27.5 million in cash for the Pentex Acquisition on December 29, 1998 and approximately $7.1 million for common stock repurchases and the resulting loss of interest income.

Liquidity and Capital Resources

     The following table sets forth certain indicators of financial condition and liquidity of the Company as of December 27, 1998 and June 27, 1999:

                                       December 27,    June 27,
                                         1998           1999
                                        ------         ------
Cash and cash equivalents              $34,940          $917

Working capital                         56,164        29,269

Total long-term debt and capital lease
 Obligations                             5,284         3,059

Stockholders' equity                   129,009       133,307

Total debt to equity ratio                4.1%          2.3%

     Cash and cash equivalents and working capital decreased approximately $34.0 million and $26.2 million, respectively, from December 27, 1998, primarily due to the use of $27.5 million of cash on hand for the Pentex Acquisition, the repurchase of shares of the Company's common stock and capital expenditures.

     The Company has three principal sources of near-term liquidity: (i) existing cash and cash equivalents; (ii) cash generated by operations, and
(iii) available borrowing capacity under the Revolver (as defined below). Management believes the Company's liquidity and capital resources are sufficient to meet its working capital, capital expenditure, stock repurchase and other anticipated cash requirements over the next twelve months and may be available for use in acquisitions. However, the Company anticipates that future acquisition and growth opportunities may require supplementary funding, including the issuance of equity or debt securities.

     During April 1999, the Company's Board of Directors authorized the repurchase of up to $20 million of the Company's common stock, subject to market conditions, prevailing stock prices and the Company's capital resources. The Company expects to fund any repurchases with existing cash balances, cash flow from operations and availability under the Revolver. As of August 9, 1999, the Company had repurchased a total of approximately 2.0 million shares of its common stock for aggregate consideration of approximately $14.1 million.

     Net cash provided by operating activities in 1999 was $6.8 million versus $2.4 million in the prior year, or an increase of $4.4 million. This Increase was attributable to a $3.8 million smaller investment in working capital versus the prior year and $1.0 million of additional non-cash depreciation and amortization expense, offset by $562,000 lower net income. The decreased investment in working capital was primarily due to a decrease in accounts receivable during the current year resulting in a $2.2 million source of cash versus an increase in accounts receivable during the prior year resulting in a $7.6 million use of cash, or a change of $9.7 million. Accounts receivable decreased during the current year primarily as a result of improved cash collections. The increase in accounts receivables during 1998 was primarily a result of the timing of shipments, a large portion of which occurred in the last month of the quarter, and the timing of the receipt of payments from certain large customers. Cash provided by operations in 1999 was offset by a $3.8 million increase in inventory and a $2.4 million decrease in accrued liabilities.

     Net cash used in investing activities during 1999 was $35.8 million as compared to $9.5 million in 1998. Investing activities in 1999 consisted primarily of the Pentex Acquisition, related transaction costs and capital expenditures relating primarily to the expansion of the Pentex manufacturing facility and the development of a donor center operating system ("DCOS"). Investing activities in 1998 primarily consisted of the acquisition of four non-specialty donor centers and a clinical trial site and capital expenditures.

     The Company anticipates total capital expenditures during the 1999 fiscal year of approximately $18 million to $20 million, approximately $12 million of which relates to the expansion of the Pentex manufacturing facility. The remainder of the expenditures relates primarily to the development of the Company's donor center automation and operating system and to the renovation or relocation of a number of donor centers.

     Net cash used in financing activities was approximately $5.0 million in 1999 as compared to a net provision of cash of $3.4 million in 1998. Financing activities in 1999 primarily consisted of approximately $7.1 million of common stock repurchases, offset by proceeds from the exercise of stock options. Financing activities in 1998 consisted primarily of proceeds from the exercise of stock options.

     Total long-term debt and capital lease obligations decreased approximately $2.2 million from the previous year end, from $5.3 million at December 28, 1998 to $3.1 million at June 27, 1999. During the second quarter of 1999 and pursuant to the terms of the related note agreement, the holder of a convertible promissory note in the original principal amount of $4.0 million opted to convert the outstanding principal balance of the note of approximately $2.7 million into approximately 213,200 shares of the Company's common stock.

     The Company has a revolving credit facility with a bank (the "Revolver"), which provides for total borrowing capacity of $35 million, $30 million of which may be used for acquisitions. There was $0 and $483,000 outstanding at December 28, 1998 and June 27, 1999, respectively. The Company is finalizing an amendment to the Revolver, which, if completed, would increase the borrowing capacity under the Revolver to $75 million.

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

     Due in large part to the announcement of reduced demand from two of its large customers, the Company expects 1999 sales of anti-D antibodies to be 25-30% lower than the previous year. The Company continues to market its anti-D antibodies to other customers and is seeking to mitigate the impact of these reduced orders by capitalizing on its leadership position in product quality. However, the Company does not expect a recovery in shipments throughout the remainder of 1999 or into the first six months of 2000. Furthermore, additional operational adjustments may be required, including reducing the level of anti-D specialty antibody collections, which could adversely affect the per unit production costs of anti-D and other specialty therapeutic products.

     Primarily as a result of these factors discussed above, the Company expects that earnings for its third and fourth fiscal quarters will be lower than the comparable periods of 1998.

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

     The Company is developing a line of monoclonal antibodies to be used in diagnostic test kits, which were historically derived from human donors. While sales to date have not been significant, the Company believes that this product line could provide additional opportunities for growth in Diagnostic Products.

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



PART II.

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Company held its 1999 Annual Meeting of Stockholders on May 18, 1999.

     At the Annual Meeting, Matthew C. Weisman and Lawrence E. Tilton. were re-elected directors. The number of shares of common stock voted in the election of Mr. Weisman was 20,532,671 FOR and 67,214 withheld. The number of shares of common stock voted in the election of Mr. Tilton was 20,532,971 FOR and 66,914 withheld. In addition, the following other directors continued as such after the meeting: Samuel A. Penninger, Jr., Harold J. Tenoso, Ph.D., George M. Shaw, M.D., Ph.D., James L. Currie, Wade Fetzer, III and Desmond H.
O'Connell, Jr.


Item 6.  Exhibits and Reports on Form 8-K

     a.     Exhibits:

            Exhibit 27:  Financial Data Schedule

     b.     Reports on Form 8-K:

            1.) On April 16, 1999, the Company filed a Current Report on Form
                8-K, in which it reported under Item 5-Other Events, that it did not expect to reach targeted shipments for one of its specialty therapeutic antibodies used to manufacture anti-D immune globulin.
            2.) On April 23, 1999, the Company filed a Current Report on Form
                8-K, in which it reported under Item 5-Other Events, that the Board of Directors of the Company had authorized the repurchase of up to $20 million of the Company's common stock.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SEROLOGICALS CORPORATION
                                           (Registrant)


Date:  August 11, 1999                By:  /s/ Russell H. Plumb
                                           --------------------------
                                           Russell H. Plumb
                                           Vice President/Chief Financial
                                           Officer (Principal Financial and
                                           Accounting Officer)


