Form 10-Q
period 1999-09-26
SEROLOGICALS CORP
filed 1999-11-12
CIK 767673

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-Q

(Mark One)

  /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 26, 1999

                            OR

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from            to             .
                                      -----------    -----------
Commission file Number: 0-26126
                        -------
                       SEROLOGICALS CORPORATION
        (Exact Name of Registrant as Specified in its Charter)

                     Delaware                    58-2142225
       (State or other jurisdiction of        (I.R.S. Employer
         incorporation or organization)    Identification Number)

            780 Park North Blvd.
                Suite 110
            Clarkston, Georgia                       30021
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
                            Yes         No
                                ------     ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                 Class                      Outstanding at November 5, 1999
                 -----                      -------------------------------
Common Stock, $.01 par value per share                22,304,861


                                      INDEX

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES


PART I.
-------

Item 1.  Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheets -
     December 27, 1998 and September 26, 1999 . . . . . . . . . . . . .3

  Condensed Consolidated Statements of Income (Loss) -
     For the three and nine months ended September 27, 1998
       and September 26, 1999 . . . . . . . . . . . . . . . . . . . . .4

  Condensed Consolidated Statements of Cash Flows -
     For the nine months ended September 27, 1998 and
       September 26, 1999 . . . . . . . . . . . . . . . . . . . . . . .5

Notes to Condensed Consolidated Financial Statements . . . . . . . .6-12

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . .  13-23

Item 3.  Quantitative and Qualitative Disclosure about Market Risk. . 23


PART II.

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . 24

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 24




PART I.

Item 1.  Financial Statements

                       SEROLOGICALS CORPORATION AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (In thousands)
                                     (Unaudited)
                                                        Dec. 27,    Sept. 26,
                                                          1998        1999
                          ASSETS                        ---------   ---------
CURRENT ASSETS:
 Cash and cash equivalents                               $34,940     $1,488
 Trade accounts receivable, net                           22,072     13,586
 Inventories                                              13,441     36,172
 Other current assets                                      2,563      5,430
                                                         -------    -------
 Total current assets                                     73,016     56,676
                                                         -------    -------
PROPERTY AND EQUIPMENT, net                               16,332     32,587
OTHER ASSETS:		                                          -------    -------
 Goodwill, net                                            51,741     65,662
 Other, net                                                6,242      5,610
                                                         -------    -------
 Total other assets                                       57,983     71,272
                                                         -------    -------
                                                        $147,331   $160,535
                                                         =======    =======
               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital
  lease obligations                                       $4,406     $1,716
Accounts payable                                           4,028      6,785
Accrued liabilities                                        8,172     16,078
Deferred revenue                                             246        299
                                                         -------    -------
Total current liabilies                                   16,852     24,878
                                                         -------    -------
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS,
less current maturities                                      878     15,622
                                                         -------    -------
OTHER LIABILITIES                                            592        592
                                                         -------    -------
STOCKHOLDERS' EQUITY:
Common stock                                                 243        249
   Additional paid-in capital                             84,983     89,392
Retained earnings                                         43,715     45,091
Accumulated other comprehensive income                        68        373
Less:  treasury stock, at cost                                --    (15,662)
                                                         -------    -------
Total stockholders' equity                               129,009    119,443
                                                         -------    -------
                                                        $147,331   $160,535
                                                         =======    =======

 The accompanying notes are an integral part of these condensed consolidated balance sheets.

                 SEROLOGICALS CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
            (in thousands, except share and per share data)
                               (Unaudited)

                                 Nine Months Ended     Three Months Ended
                              Sept. 27,   Sept. 26,   Sept. 27,  Sept. 26,
                                1998         1999       1998       1999
                               ------       ------     ------     ------
Net sales                     $91,506      $90,147     $31,836   $17,886
Costs and expenses:
 Cost of sales                 59,953       62,770      21,425    12,858
 Selling, general and
  administrative expenses      11,527        13,667       3,758     4,469
Interest expense (income),
  net                           (632)           22       (260)        31
Other expense, net (Note 8)    1,995         2,997        535      1,180
Special charges (Note 6)          --         8,575         --      8,575

Income (loss) before          ------        ------     ------     ------
  income taxes                18,663         2,116      6,378     (9,227)
Provision (benefit) for
  income taxes                 6,644           740      2,280     (3,242)
                              ------        ------     ------     ------
Net income (loss)            $12,019        $1,376     $4,098    $(5,985)
                              ======        ======     ======     ======



Net income (loss) per
 common share:
  Basic                        $0.50         $0.06      $0.17     $(0.26)
                              ======        ======     ======     ======
  Diluted                      $0.47         $0.06      $0.16     $(0.26)
                              ======        ======     ======     ======
Weighted average common
and common equivalent
shares outstanding:

  Basic                   23,883,699   24,050,749   24,161,470  23,273,869
                          ==========   ==========   ==========  ==========
  Diluted                 25,792,407   24,852,458   26,047,592  23,273,869
                          ==========   ==========   ==========  ==========


     The accompanying notes are an integral part of these condensed consolidated statements.


                  SEROLOGICALS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                 (Unaudited)

                                             Nine Months Ended
                                           Sept. 27,   Sept. 26,
                                              1998       1999
                                              ----       ----
Operating activities:
Net income                                  $12,019     $1,376

Adjustments to reconcile net
 income to net cash
 provided by operating activities:
   Special charges                               --      8,575
   Depreciation and amortization              4,160      5,871
   Deferred income tax benefit                  (43)        (1)

Changes in operating assets and
 liabilities, net of acquisitions of
 businesses:
   Trade accounts receivable, net            (8,394)     9,243
   Inventories                               (2,563)   (18,597)
   Other current assets                         456       (494)
   Accounts payable                          (1,072)     2,267
   Accrued expenses                           3,248     (3,079)
   Deferred revenue                            (870)        53
                                             ------     ------
    Total adjustments                        (5,078)     3,838
      Net cash provided by                   ------     ------
       operating activities                   6,941      5,214
                                             ------     ------

Investing activities:
 Purchases of property and equipment         (3,746)   (14,945)
 Acquisitions of businesses, net
  of cash acquired                           (4,566)   (27,874)
 Other                                       (2,815)     3,345
      Net cash used in investing             ------     ------
       activities                           (11,127)   (39,474)
                                             ------     ------
Financing activities:
 Net borrowings on revolving line of credit     --      14,767
 Payments on long-term debt and
  capital lease obligations                   (108)        (46)
 Repurchases of common stock                    --     (15,662)
 Proceeds from employee stock plans           5,195      1,749
      Net cash provided by                   ------     ------
       financing activities                   5,087        808
                                             ------     ------
Net increase (decrease) in cash
 and cash equivalents                           901    (33,452)
Cash and cash equivalents,
 beginning of period                         31,812     34,940
                                            -------     ------
Cash and cash equivalents, end of period    $32,713     $1,488
                                            =======     ======

Supplemental Disclosures:
Interest Paid                                  $182       $328
Taxes Paid                                   $4,894     $3,410
Conversion of promissory note
 into common stock                           $1,333     $2,667

     The accompanying notes are an integral part of these condensed consolidated financial statements.


                 SEROLOGICALS CORPORATION AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 26, 1999
                                (UNAUDITED)

1.   ORGANIZATION AND BASIS OF PRESENTATION

     Organization
     Serologicals Corporation (the "Company") is a leading worldwide provider of biological materials and services to major healthcare companies. The Company provides value-added antibody-based products that are used as the active ingredients in therapeutic products for the treatment and management of diseases such as Rh incompatibility in newborns, rabies and hepatitis and in diagnostic products such as blood typing reagents and diagnostic test kits. On December 29, 1998, the Company acquired substantially all of the assets of Pentex Blood Proteins ("Pentex"), a unit of Bayer Corporation, a wholly owned subsidiary of Bayer AG. Located in Kankakee, Illinois, Pentex supplies a broad line of purified animal and human blood proteins to the diagnostic and biopharmaceutical industries (Note 2).

     As of November 5, 1999, the Company operated 64 donor centers, 17 of which specialize in the collection of specialty antibodies and 47 of which primarily collect source plasma containing non-specialty antibodies from which a number of products, primarily intravenous immune globulin (IVIG), are produced. The Company is currently performing a strategic review of its non-specialty operations, the results of which might include a divestiture of all or a portion of its 47 non-specialty donor centers. The Company is also engaged in the development, manufacturing and sale of monoclonal antibodies at its facilities in the United Kingdom and owns a clinical trial site dedicated to the management and performance of clinical trials for the pharmaceutical and biotech industries. On September 14, 1999, the Company entered into a non-binding letter of intent to divest its clinical trial site, which it expects to complete in the fourth quarter of 1999.


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

     Earnings (Loss) Per Share
     Basic earnings (loss) per share are calculated by dividing net income
(loss) by the weighted average number of common shares outstanding during the period. The calculation of the Company's diluted earnings (loss) per share is similar to basic earnings (loss) per share, except that the numerator is adjusted by adding back the after-tax amount of interest recognized on convertible indebtedness, and the weighted average number of shares includes the dilutive effect of stock options, warrants, convertible indebtedness and similar instruments. The potentially dilutive effect of stock options, warrants and convertible indebtedness have been excluded from the calculation of diluted loss per share for the three months ended September 26, 1999, as their effect was anti-dilutive.

     All share and per share data included herein have been adjusted to reflect a three-for-two stock split effected in August of 1998.

The following table sets forth the calculation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

                                     Nine Months Ended     Three Months Ended
                                Sept. 27   Sept. 26     Sept. 27   Sept. 26
                                   1998       1999        1998      1999
                                   ----       ----        ----      ----
Basic earnings (loss) per share:
  Net income (loss)             $  12,019  $  1,376    $  4,098  $  (5,985)
  Weighted average shares of
   common stock outstanding        23,884    24,051      24,161     23,274
                                ---------  --------    --------  ---------
    Net income (loss) per share $    0.50  $   0.06    $   0.17  $   (0.26)
                                =========  ========    ========  =========
Diluted earnings (loss)
 per share:
  Net income (loss)             $  12,019  $  1,376    $  4,098  $  (5,985)
  Plus:  interest expense on
   convertible indebtedness,
   net of tax                          53        --         (23)        --
    Net income (loss), as       ---------  --------    --------  ---------
     adjusted                   $  12,072  $  1,376    $  4,075  $  (5,985)
                                ---------  --------    --------  ---------
  Weighted average shares of
   common stock outstanding        23,884    24,051      24,161     23,274
  Effect of dilutive securities:
    Stock options and warrants      1,562       801       1,576         --
    Convertible indebtedness          346        --         311         --
  Weighted average shares of    ---------  --------    --------  ---------
    common stock outstanding,
    including dilutive instruments 25,792    24,852      26,048     23,274
                                =========  ========    ========  =========
    Net income (loss) per share   $  0.47   $  0.06     $  0.16   $  (0.26)
                                =========  ========    ========  =========


     Diluted shares outstanding for the three months ended September 26, 1999 exclude approximately 734,000 shares, as the Company incurred a loss in that period and their inclusion would have been anti-dilutive. Furthermore, the effect of options to purchase approximately 2.5 million shares and 2.1 million shares have been excluded from the calculation of diluted shares outstanding for the three and nine months ended September 26, 1999, respectively, as their exercise price exceeded the average market price of the Company's common stock in each period and thus their effect was anti-dilutive.


      Comprehensive Income (Loss)

     The following table sets forth the calculation of the Company's comprehensive income (loss) for the periods indicated below (in thousands):

                                   Nine Months Ended        Three Months Ended
                                   -----------------        ------------------
                                 Sept. 27,   Sept. 26,   Sept. 27,   Sept. 26,
                                    1998       1999        1998        1999
                                   ------     ------      ------      ------
Net income (loss), as reported     $12,019    $1,376      $4,098     $(5,985)
Other comprehensive income
(loss), net of tax:
  Foreign currency translation
   adjustments                          67        31         136         227

Unrealized gains (losses) on securities:
  Unrealized holding (losses)
   gains during period                (422)      501        (154)        554
  Less: reclassification adjustment
   for gains included in net
   income (loss)                        --      (227)         --        (154)
                                    ------    ------       -----       ------
Other comprehensive income (loss),
net of tax                            (355)      305         (18)        627
                                   -------    ------       ------     ------
Comprehensive income (loss)        $11,664    $1,681      $4,080     $(5,358)
                                   =======    ======      ======      ======


2.   ACQUISITION OF PENTEX
     On December 29, 1998, the Company acquired Pentex for $27.5 million (the "Pentex Acquisition") plus the assumption of certain liabilities, before recording transaction costs and subject to adjustment based on the closing net assets of Pentex as of the closing date. Payment of an additional $1.5 million for the transfer of certain assets purchased in the Pentex Acquisition has not been finalized. Pentex is engaged in the research, manufacturing, marketing and sale of quality purified blood protein products primarily to customers in the diagnostics and biopharmaceuticals industries in the United States and approximately 25 other countries worldwide. The Company funded the acquisition with cash on hand.

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

     The following unaudited data summarize the pro forma results of operations for the nine months ended September 27, 1998 as if the Pentex Acquisition had occurred on the first fiscal day of such period. Pro forma results of operations for the nine months ended September 26, 1999 are not presented herein as the results of operations for the two days subsequent to the Company's 1998 fiscal year end and prior to the consummation of the Pentex Acquisition are immaterial to the Company. The unaudited pro forma information has been prepared for comparative purposes only and does not purport to represent what the results of operations would actually have been had the transaction actually occurred on the date indicated, or what the results of operations may be in the future (in thousands, except per share data).

       Net sales                    $ 102,027
       Net income                   $  13,110

       Net income per common share:
         Basic                        $  0.55
                                     ========
         Diluted                      $  0.51
                                     ========


3.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long-term debt and capital lease obligations at December 27, 1998 and September 26, 1999 consisted of the following (in thousands):

                                                  Dec. 27,     Sept. 26,
                                                     1998         1999
                                                  ---------    ---------
Revolving credit agreement, interest at 8.25%      $    --      $14,767

Convertible subordinated note payable in
the original principal amount of $4 million,
interest payable quarterly at 4.5%;
maturing on March 7, 2002                             2,667         --

Convertible subordinated note payable,
interest payable quarterly at 4.0%;
principal payable on September 23, 2000               2,550      2,550

Capital lease obligations at varying interest
rates and terms, maturing through 2001                   67         21
                                                     ------     ------
                                                      5,284     17,338
Less current maturities                               4,406      1,716
                                                     ------     ------
                                                     $  878    $15,622
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

     Subsequent to quarter end, on September 28, 1999, the Company amended its revolving credit facility (the "Revolver) scheduled to mature on October 16, 2000, increasing the total borrowing capacity from $35 million to $75 million. The Revolver is payable in full on September 28, 2002 and bears interest at either a floating rate or Eurodollar interest rate plus a margin that fluctuates based on the Company's leverage ratio. The margin on the Eurodollar rate ranges from 1.25% to 2.0% and the margin on the floating rate option ranges from 0% to .5%. The Company is required to pay a fee ranging from .3% to .5%, depending on the Company's leverage, on the unused portion of the Revolver. The Revolver also contains certain financial covenants that require the maintenance of minimum levels of cash flow coverage, debt service coverage and debt to net worth and also provides for maximum levels of debt to cash flow and rent expense.


4.   SEGMENT INFORMATION

     Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"), established standards for reporting information about operating segments in annual financial statements and requires selected information in interim financial reports. Selected financial information is reported below for the three and nine months ended September 27, 1998 and September 26, 1999 (in thousands):

                              Nine Months Ended      Three Months Ended
                             Sept. 27   Sept. 26     Sept. 27   Sept. 26
                                1998     1999          1998       1999
                               ------   ------        ------     ------
Net sales-unaffiliated
  customers:
  Therapeutic Products        $75,676   $60,783      $26,593   $8,630
  Diagnostic Products          15,257    28,723        4,975    9,069
  Corporate/Other                 573       641          268      187
                               ------    ------       ------   ------
  Total                       $91,506   $90,147      $31,836  $17,886
                               ======    ======       ======   ======
Gross profit (loss):
  Therapeutic Products        $22,168   $12,168       $7,190     $350
  Diagnostic Products           9,310    15,570        3,218    4,799
  Corporate/Other                  75      (361)           3    (121)
                               ------    ------       ------   ------
  Total                       $31,553   $27,377      $10,411   $5,028
                               ======    ======       ======   ======

Segment operating income (loss):
  Therapeutic Products        $20,625    $8,222       $6,673  ($1,061)
  Diagnostic Products           6,814    10,868        2,365    3,400
  Corporate/Other              (7,413)   (5,380)      (2,385)  (1,780)
                               ------    ------       ------   ------
  Total                       $20,026   $13,710       $6,653   $  559
                               ------    ------       ------   ------

Reconciling items:
  Other expense, net           $1,995    $2,997      $   535   $1,180
  Interest income, net           (632)       22         (260)      31
  Special charges                  --     8,575           --    8,575
Income (loss) before           ------    ------       ------   ------
  income taxes                $18,663    $2,116       $6,378  ($9,227)
                               ======    ======       ======   ======


     Segment operating income (loss) is defined as earnings (loss) before income taxes, interest, amortization, foreign currency gains and losses, special charges and other non-operating income and expenses. "Corporate/Other" includes general corporate expenses, interest income, interest expense and other operations that do not otherwise meet the SFAS No. 131 criteria for disclosure. The Company had no intersegment sales during 1998 or 1999.

     On December 29, 1998, the Company purchased Pentex for $27.5 million in cash at closing. The cash used was considered a corporate asset, while the assets purchased are considered assets of the Diagnostic Products segment. During the third quarter of 1999, the Company wrote off previously capitalized software development costs of the Therapeutic Products segment in the amount of $4.2 million. There were no other material changes in identifiable assets disclosed in the Company's Annual Report on Form 10-K for the year ended December 27, 1998.

5.   COMMON STOCK REPURCHASES

     During April 1999, the Company's Board of Directors authorized the repurchase of up to $20 million of the Company's common stock, subject to market conditions, prevailing stock prices and the Company's capital resources. The Company has funded and expects to fund any future repurchases with existing cash balances, cash flow from operations and availability under its revolving credit facility. As of November 5, 1999, the Company had repurchased a total of approximately 2.6 million shares of its common stock for aggregate consideration of approximately $17.0 million.


6.   SPECIAL CHARGES

     The effect of the following items was recorded in the third quarter of 1999 and is reflected in the accompanying Condensed Consolidated Statements of Income (Loss) under the caption "special charges":

     During 1999, the Company was notified by one of its customers that certain of the Company's anti-D shipments from the prior year had included several units of plasma that did not meet this customer's exact product specifications. The customer has indicated to the Company that the units have been partially manufactured with other units of plasma and thus have affected a substantial number of other units. The Company has tentatively agreed to reimburse this customer for their cost of the product and has recorded a liability and related expense in the amount of approximately $2.0 million.

     On September 14, 1999, the Company entered into a non-binding letter of intent to dispose of its clinical trial site, which it anticipates completing during the fourth quarter of 1999. Pursuant to the requirements of Statement of Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"), the Company has recorded an expense of $1.2 million to write down the assets to their fair value, less costs to sell. The operations of the clinical trial site are included in the Corporate/Other operating segment (Note 4).

     During the third quarter of 1999, the Company terminated a contract with a third party software vendor that had been developing a custom donor center operating system, in favor of an alternative vendor. A result of this decision, the Company wrote off approximately $4.2 million of previously capitalized costs.

     During September of 1999, the Company's chief executive officer resigned from that position and as a director of the Company. The Company has entered into separation arrangements with this individual and approximately 15 other corporate employees. The Company recorded a liability and related expense of approximately $1.2 million to cover the costs of the separation benefits payable to these former employees.

7.   COMMITMENT AND CONTINGENCIES

     During the third quarter of 1999, the Company discovered and notified a customer that it had inadvertently shipped a unit of source plasma that did not meet product standards requiring negative test results for certain viral markers. The customer has indicated to the Company that the product has been partially manufactured with other units of plasma and thus has potentially affected a substantial number of units. However, the customer has notified the Company that the manufacturing pool containing this unit has tested negative for the particular virus, and therefore may be available for further manufacture into finished product. While the customer is seeking FDA approval for the use of this product, it has indicated that absent such approval it will seek recovery from the Company for up to $3.1 million of costs and damages it has incurred. As the Company is unable to determine the probability of damages, if any, for which it may ultimately be responsible, no liability has been recorded as of September 26, 1999.

8.   GOODWILL AND OTHER INTANGIBLE ASSETS

     Owing to increasing margin pressures on its non-specialty antibody business and other factors, the Company has commenced a strategic review of these operations, the results of which may include a divestiture of all or a portion of its 47 non-specialty donor centers. Primarily as a result of this continuing review, during the third quarter of 1999 and pursuant to the requirements of FAS 121, the Company performed a review of the recoverability of its long-lived assets relating to its non-specialty antibody business. While the review indicated that no impairment exists as the expected undiscounted future cash flows exceeded the current carrying values of the assets, the Company determined that the useful lives used for amortizing goodwill and other acquired intangible assets relating to its non-specialty antibody business were no longer applicable. As a result, effective as of the beginning of the third quarter of 1999, the Company reduced the useful lives for amortizing the goodwill and FDA licenses relating to its non-specialty operations from 25 years to approximately 13 years. The impact of this change was an increase in amortization expense for the three and nine months of $390,000.


    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

     This Quarterly Report on Form 10-Q contains certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which generally can be identified by the use of terms such as "may," "expect," "anticipate," "intend," "estimate," "believe," "continue" or similar variations or the negative thereof. These forward looking statements include, without limitation, statements regarding increasing regulatory scrutiny; the impact on the Company of reduced anti-D orders; the impact on the Company of current industry supply and demand factors and the supply of and demand for the Company's individual products; the margin pressure on the Company's non-specialty antibody product line; the potential outcome of a strategic review of the Company's non-specialty antibody business; the expected divestiture of the Company's clinical trial site and the timing thereof; the timing and level of sales that were deferred as a result of the laboratory issue; the level of cash flows in the fourth quarter of 1999 and the first quarter of 2000; the cost and timing of implementation of a donor center software system; the impact of certain operational adjustments regarding anti-D and other antibody collections; the level of capital expenditures during 1999; the timing of the validation of the Pentex expansion and the impact thereof; the impact of the Year 2000 issue, including the cost, timing and ability of the Company to address the issue; the impact of various factors on the Company's third and fourth quarter results; and the sufficiency of capital and liquidity to fund operations, capital expenditures, stock repurchases, working capital needs and acquisitions and the possible need for supplemental funding. These forward looking statements are subject to certain risks and uncertainties, including the Company's ability to continue to attract and retain qualified donors; the impact of competition; the available supply of anti-D in the market; the ability of the Company to obtain customer approval to ship certain products; the ability of the Company to successfully validate its fractionation facility expansion; changes in government and industry mandated regulations or customer specifications; changes in the markets for the Company's products and services and other factors discussed in Part I of the Company's Annual Report on Form 10-K for the year ended December 27, 1998, which could cause actual results to differ materially.

Overview and Recent Developments

     The Company is a leading worldwide provider of biological materials and services to major healthcare companies. The Company provides value-added antibody-based products that are used as the active ingredients in therapeutic products for the treatment and management of diseases such as Rh incompatibility in newborns, rabies and hepatitis and in diagnostic products such as blood typing reagents and diagnostic test kits. Through its protein fractionation facility, the Company also provides a variety of proteins used in diagnostic reagents and tissue culture media components for use as additives in biotech products. As of November 5, 1999, the Company operated
64 donor centers, 17 of which specialize in the collection of specialty antibodies and 47 of which primarily collect source plasma containing non-specialty antibodies from which a number of products, primarily IVIG, are produced. The Company is currently performing a strategic review of its non-specialty operations, the results of which might include a divestiture of all or a portion of its 47 non-specialty donor centers. The Company is also engaged in the development, manufacturing and sale of monoclonal antibodies at its facilities in the United Kingdom and owns a clinical trial site dedicated to the management and performance of clinical trials for the pharmaceutical and biotech industries. On September 14, 1999, the Company entered into a non-binding letter of intent to divest its clinical trial site, which it expects to complete in the fourth quarter of 1999.

     On December 29, 1998, the Company acquired Pentex for $27.5 million. Payment of an additional $1.5 million for the transfer of certain assets purchased in the Pentex Acquisition has not been finalized. Pentex provides a full range of over 100 distinct animal protein products derived from different animal species. A number of these products, such as bovine serum albumin (BSA), are primarily supplied to healthcare companies for use in diagnostic reagents. The Company also provides a line of highly purified animal proteins known as tissue culture media components that are used primarily by biopharmaceutical companies as nutrient additives in cell culture media. One example of these media components is Bovine EX-CYTE(R), Growth Enhancement Media Supplement, which is produced through a patented manufacturing process. The Company accounted for the acquisition as a purchase in accordance with Accounting Principles Board Opinion Number 16.

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

     The activities of the Therapeutic Products segment primarily include the collection and sale of specialty and nonspecialty human antibodies that are used as the active ingredients in therapeutic products for the treatment and management of diseases such as Rh incompatibility in newborns, hepatitis and rabies. The activities of the Diagnostic Products segment include the Company's monoclonal antibody production facilities and certain human-sourced, polyclonal antibodies. While an increasing number of Pentex-branded products are being used in therapeutic end products, the management of this business is performed within the Company's diagnostic business unit and, accordingly, is included in the Diagnostic Products reportable business segment. The antibodies and other proteins provided by the Diagnostic Products segment are used in diagnostic products such as blood typing reagents and diagnostic test kits and as nutrient additives in biotech products.

     During April 1999, the Company was notified by two of its international customers that their fractionation facilities used in the manufacture of anti-D immune globulin would be closed for extended periods of time for various quality control enhancements, due in part to changing regulatory requirements, and in one case, the validation of manufacturing procedures relating to the customer's product. The Company does not expect to generate a sufficient level of incremental shipments to offset the reduced demand from these customers in the near term. Primarily as a result of these reduced orders, coupled with an apparent increase in availability of this raw material from other suppliers, the Company announced in April 1999 that it expected shipments of anti-D antibodies for 1999 to be approximately 25-30% lower than the previous year. The Company does not expect a recovery in shipments at least throughout the remainder of 1999 or into the first nine months of 2000.

     During the third quarter of 1999, the Company discovered during an internal quality assurance audit that a limited number of product tests performed at its central testing laboratory in Clarkston, Georgia had not been performed in strict accordance with the Company's standard operating procedures regarding sample storage requirements. Pending a full investigation of the matter, the Company ceased shipping all products that had been tested at its laboratory, including those tested after the deviation from standard operating procedures had been identified and corrected. While the affected units that were ultimately deemed unusable and thus written off amounted to less than $400,000, the unaffected units representing approximately $19 million in sales have been on hold pending final Company and customer approval. As of November 5, 1999, the Company had commenced shipping on a limited basis, and expects substantially all of the remaining units to be shipped by year-end.

     During the third quarter of 1999, the Company recorded special charges totaling approximately $8.6 million. These charges consisted of (i) $2.0 million in product claims; (ii) a $1.2 million non-cash write-down of the Company's clinical trial site, which it intends to sell; (iii) a $4.2 million non-cash write-off of capitalized software development costs resulting from the cancellation of a custom development project in favor of an alternative vendor that the Company believes offers a less expensive solution that can be implemented in a shorter time period; and (iv) $1.2 million of separation and other employee benefits related to the resignation of the Company's former chief executive officer and a corporate office reorganization.

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

     On occasion, the Company has received notifications and warning letters from the FDA related to possible deficiencies in the Company's compliance with cGMP and other FDA requirements. To date, the Company believes that it has adequately addressed or corrected such deficiencies and that it is in substantial compliance with all relevant laws and regulations. However, since all of the Company's operations have not yet been fully subjected to Team Biologics inspections, it is unable to determine what impact, if any, such inspections will have on the Company and its operations when they occur.

     Another trend the industry is currently experiencing is the continuing imposition of more rigorous donor screening and other standards by the FDA and certain regulatory bodies in foreign countries, in particular those governing the manufacture and sale of plasma-based products in Germany, which represents a significant portion of the Company's sales. Furthermore, the Company's customers and certain industry trade organizations continue to impose stricter standards. Such standards, including donor age restrictions, the elimination of one-time and certain other infrequent donors, restrictions on donors who have traveled to certain foreign countries and the introduction of new testing techniques have reduced the pool of, and increased the competition for, potential donors. Furthermore, the Company believes that, owing in part to the general strength of the national economy, the financial incentives provided particularly to donors of non-specialty antibodies are potentially becoming relatively less attractive, further decreasing the pool of potential donors.

     While the Company continues to be adversely impacted by reduced collections of non-specialty antibodies, increased collection costs of certain of its products, delayed or reduced shipments of certain products and the other factors identified above, it believes that the current supply and demand factors affecting the industry may serve to enhance the pricing of non-specialty antibodies in the future. Furthermore, due in part to the strength of the end-use demand, the Company remains optimistic about the longer-term potential for specialty antibodies, including anti-hepatitis, anti-rabies and anti-D.

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

     In order to meet this increased demand for, and to improve the profitability of, its non-specialty antibody business, the Company is pursuing various alternatives to increase production at its non-specialty donor centers. However, the Company believes that the non-specialty antibody business may no longer match its strategic objectives of providing high margin, value-added products to the pharmaceutical, biotech and diagnostic industries. As a result, the Company is performing a strategic review of its non-specialty operations, the results of which might include a divestiture of all or a portion of its 47 non-specialty donor centers. However, there can be no assurance that the Company's efforts will be successful, or that any further impact related to any of the factors discussed above will not have a material adverse effect on the Company or its operations.

Results of Operations

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

     The following table sets forth certain operating data of the Company as a percentage of net sales for the periods indicated below.

                              Nine Months Ended      Three Months Ended
                             -------------------    --------------------
                             Sept. 27, Sept. 26,    Sept. 28,  Sept. 26,
                               1998      1999         1998       1999
                               ----      ----         ----       ----
Net sales                     100.0%     100.0%       100.0%     100.0%
Gross profit                   34.5%      30.4%        32.7%      28.1%
Selling, general and
  administrative expenses      12.6%      15.2%        11.8%      25.0%
Net income (loss)              13.1%       1.5%        12.9%     (33.5%)


Three Months Ended September 27, 1998 and September 26, 1999

NET SALES

Consolidated

     Consolidated net sales decreased approximately $14.0 million, or 43.8%, from $31.8 million in 1998 to $17.9 million in 1999. The decrease was primarily attributable to shipping delays affecting approximately $19 million in sales, offset by approximately $5.5 million of sales related to the Pentex Acquisition completed at the beginning of the fiscal year. The shipping delays affected virtually all product tested at the Company's central testing laboratory, including specialty, certain non-specialty and clinical diagnostic antibody products.


Therapeutic Products

     Net sales of Therapeutic Products decreased approximately $18.0 million, or 67.5%, from $26.6 million in 1998 to $8.6 million in 1999. The decrease was primarily attributable to the shipping delays resulting from the Company's central testing laboratory issue. Total net sales of specialty antibodies decreased approximately $9.0 million, or 79.1%, from $11.4 million in 1998 to $2.4 million in the current year, while total net sales of non-specialty antibodies decreased approximately $9.0 million, or 58.9 %, from $15.2 million in 1998 to $6.3 million in 1999. The sales of non-specialty antibodies were affected by the laboratory issue to a lesser degree than sales of specialty antibodies, as certain of the Company's non-specialty antibody collections are tested by third party sources, primarily the customers of the product.


Diagnostic Products

     Net sales of Diagnostic Products increased approximately $4.1 million, or 82.3%, from $5.0 million in 1998 to $9.1 million in 1999. The increase was primarily attributable to the Pentex Acquisition completed at the beginning of the current fiscal year, offset by decreases in certain other diagnostic
products.   Sales of Pentex products, including bovine serum albumin (BSA) and the EX-CYTE (R) product line, were approximately $5.5 million during 1999, the first period of ownership by the Company. Total net sales of monoclonal antibodies decreased approximately $705,000, or 22.2%, from $3.2 million in 1998 to $2.5 million in the third quarter of 1999. The remaining net sales, primarily human-sourced antibodies used in blood typing reagents and diagnostic test kits, decreased approximately $679,000, or 37.7%, from $1.8 million in 1998 to $1.1 million in 1999.

GROSS PROFIT

Consolidated

     Consolidated gross profit decreased approximately $5.4 million, or 51.7%, from $10.4 million in the third quarter of 1998 to $5.0 million during 1999. This decrease was primarily the result of decreased sales resulting from the Company's central testing laboratory issue, offset in part by the Pentex Acquisition. The Company estimates that the gross profit related to these deferred sales is approximately $4 million. Gross profit as a percentage of net sales ("gross margin") decreased from 32.7% in 1998 to 28.1% in the current year. The decrease was primarily attributable to the write-off of approximately $400,000 of inventory deemed unusable owing to the issues at the Company's central testing laboratory, and the increase in certain non-inventory related fixed costs, such as depreciation, as a percentage of sales.

Therapeutic Products

     Gross profit from Therapeutic Products decreased approximately $6.8 million, or 95.1%, from $7.2 million in 1998 to $350,000 in the third quarter of 1999. This decrease was primarily attributable to the shipping delays resulting from the Company's laboratory issue, the vast majority of which was therapeutic products. Gross margins on Therapeutic Products decreased from 27.0% to 4.1%, due in large part to a decrease in sales of higher margin specialty antibodies as a percentage of total therapeutic sales, from 43% in 1998 to 27% in the current year, the $400,000 inventory write off and the increase of certain non-inventory related fixed costs, such as depreciation, as a percentage of net sales. Gross profit and gross margin were also negatively impacted by increased per liter production costs of non-specialty antibodies resulting from cost increases and decreased collection volume at many of the Company's non-specialty donor centers.

Diagnostic Products

     Gross profit from Diagnostic Products increased approximately $1.6 million, or 49.1%, from $3.2 million in 1998 to $4.8 million in 1999, primarily attributable to the Pentex Acquisition, offset in part by lower sales of certain other diagnostic products. Gross margins on Diagnostic Products decreased from 64.7% in 1998 to 52.9% during 1999, primarily as a result of product mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased approximately $711,000, or 18.9%, from $3.8 million in the third quarter of 1998 to $4.5 million in 1999. The increase was primarily attributable to ongoing selling, general and administrative expenses incurred as a result of the Pentex Acquisition and marginal increases in general corporate overhead, offset by decreased product and service development expenses.

OTHER EXPENSE, NET

     Other expense, net, increased approximately $645,000, or 120.6%, from $535,000 in 1998 to $1.2 million in 1999. Of the increase, $390,000 resulted from a decrease in the useful lives used for intangible assets relating to the Company's non-specialty antibody operations (see Note 8 to Condensed Consolidated Financial Statements), and $193,000 was due to the amortization of goodwill and other intangible assets acquired in the Pentex Acquisition.

INTEREST EXPENSE (INCOME), NET

     Interest expense (income), net decreased approximately $291,000, or 111.9%, from net interest income of $260,000 in 1998 to net interest expense of $31,000 in 1999. The decrease was due primarily to the use of $27.5 million in cash for the Pentex Acquisition on December 29, 1998 and the resulting loss of interest income, and to interest expense incurred on the Company's revolving line of credit used primarily to fund working capital needs and repurchases of the Company's common stock.


Nine Months Ended September 27, 1998 and September 26, 1999

NET SALES

Consolidated

     Consolidated net sales decreased approximately $1.4 million, or 1.5%, from $91.5 million in 1998 to $90.1 million in 1999. The decrease was primarily attributable to shipping delays affecting approximately $19 million in sales, offset by approximately $15.9 million in sales related to the Pentex Acquisition completed at the beginning of the fiscal year.

Therapeutic Products

     Net sales of Therapeutic Products decreased approximately $14.9 million, or 19.7%, from $75.7 million in 1998 to $60.8 million in 1999. The decrease was primarily attributable to the shipping delays resulting from the Company's central testing laboratory issue and to the reduced orders of anti-D from two international customers. Total net sales of specialty antibodies decreased approximately $12.0 million, or 34.5%, from $34.8 million in 1998 to $22.8 million in the current year, while total net sales of non-specialty antibodies decreased approximately $2.9 million, or 7.0 %, from $40.9 million in 1998 to $38.0 million in 1999. The sales of non-specialty antibodies were affected to a lesser degree than sales of specialty antibodies, as certain of the Company's non-specialty antibody collections are tested by third party sources, primarily the customers of the product. Furthermore, prior to the shipping delays, an increasing number of non-specialty antibodies were sold on a "gross" pricing basis, for which the increased selling price is reflective of the Company's handling of laboratory testing services and certain collection related supplies that were previously provided or otherwise borne by the customer on a net basis.

Diagnostic Products

     Net sales of Diagnostic Products increased approximately $13.5 million, or 88.3%, from $15.3 million in 1998 to $28.7 million in 1999. Of the increase, $15.9 million was attributable to the Pentex Acquisition completed at the beginning of the current fiscal year, offset by marginally lower sales of certain other diagnostic products. Total net sales of monoclonal antibodies decreased approximately $1.0 million, or 11.0%, from $9.1 million in 1998 to $8.1 million in the first nine months of 1999. The remaining net sales, primarily human-sourced antibodies used in blood typing reagents and diagnostic test kits, decreased approximately $1.4 million, or 22.7%, from $6.1 million in 1998 to $4.7 million in 1999.

GROSS PROFIT

Consolidated

     Consolidated gross profit decreased approximately $4.2 million, or 13.2%, from $31.6 million in 1998 to $27.4 million during 1999. This decrease was primarily the result of decreased sales resulting from the Company's central testing laboratory issue and to the reduced orders from two international customers of higher margin anti-D antibodies, offset by the Pentex Acquisition. The Company estimates that the gross profit related to the deferred sales resulting from the laboratory issue is approximately
$4 million. Gross margin decreased from 34.5% in 1998 to 30.4% in 1999. The decrease was primarily attributable to lower gross margins on non-specialty antibodies and, to a lesser extent, lower gross margins on the sale of diagnostic products, primarily a result of product mix. Gross margins were also adversely impacted by the increase in the percentage of non-specialty antibodies sold on a gross basis, as there was relatively insignificant gross profit attributed to this additional revenue.


Therapeutic Products

     Gross profit from Therapeutic Products decreased approximately $10.0 million, or 45.1%, from $22.2 million in 1998 to $12.2 million in 1999, primarily as a result of reduced sales resulting from the laboratory issue and to the reduced orders from two international customers of higher margin anti-D antibodies. Gross margins on Therapeutic Products decreased from 29.3% to 20.0%, due in large part to a decrease in sales of higher margin specialty antibodies as a percentage of total therapeutic sales, from 46% in 1998 to 38% in the current year and and an increase in the per liter production costs of non-specialty antibodies resulting from cost increases and lower collection volume.

Diagnostic Products

     Gross profit from Diagnostic Products increased approximately $6.3 million, or 67.2%, from $9.3 million in 1998 to $15.6 million in 1999, primarily attributable to the Pentex Acquisition, offset in part by lower gross profit from certain other diagnostic products. Gross margins on Diagnostic Products decreased from 61.0% in 1998 to 54.2% during 1999, primarily a result of product mix.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased approximately $2.1 million, or 18.6%, from $11.5 million in 1998 to $13.7 million in 1999. The increase was primarily attributable to ongoing selling, general and administrative expenses incurred as a result of the Pentex Acquisition and marginal increases in general corporate overhead, offset by decreased product and service development expenses.

OTHER EXPENSE, NET

     Other expense, net, increased approximately $1.0 million, or 50.2%, from $2.0 million in 1998 to $3.0 million in 1999. Of the increase, $578,000 was due to the amortization of goodwill and other intangible assets acquired in the Pentex Acquisition and $390,000 resulted from a decrease in the useful lives used for intangible assets relating to the Company's non-specialty antibody operations.

INTEREST INCOME, NET

     Interest income, net decreased approximately $654,000, or 103.5%, from net interest income of $632,000 in 1998 to net interest expense of $22,000 in 1999. The decrease was due primarily to the use of $27.5 million in cash for the Pentex Acquisition on December 29, 1998 and the resulting loss of interest income, and to interest expense incurred on the Company's revolving line of credit used primarily to fund working capital needs and repurchases of the Company's common stock.

Liquidity and Capital Resources

     The following table sets forth certain indicators of financial condition and liquidity of the Company as of December 27, 1998 and September 26, 1999:

                                                    Dec. 27,        Sept. 26,
                                                     1998             1999
                                                   -------          -------
Cash and cash equivalents                          $34,940          $1,488

Working capital                                     56,164          31,798

Total long-term debt and capital lease obligations   5,284          17,338

Stockholders' equity                               129,009         119,443

Total debt to equity ratio                            4.1%           14.5%


     Cash and cash equivalents and working capital decreased approximately $33.5 million and $24.4 million, respectively, from December 27, 1998, primarily due to the use of $27.5 million of cash on hand for the Pentex Acquisition, $15.7 million in repurchases of the Company's common stock, funding increases in working capital and capital expenditures, offset in part by operating cash flow and borrowings on the Revolver (as defined below).

     The Company currently has two principal sources of near-term liquidity:
(i) cash generated by operations, and (ii) available borrowing capacity under the Revolver. Owing to the shipping delays the Company has experienced as a result of the issue at its central testing laboratory, the Company's primary cash needs have been to fund the increase in certain product inventories. However, management believes the Company's liquidity and capital resources are sufficient to meet its working capital, capital expenditure, stock repurchase and other anticipated cash requirements over the next twelve months and may be available for use in acquisitions. Furthermore, the Company anticipates a substantial positive cash flow from operations during the fourth quarter of 1999 and the first quarter of 2000 as the sales deferred from the third quarter are expected to be realized as the plasma operations are normalized.

     During April 1999, the Company's Board of Directors authorized the repurchase of up to $20 million of the Company's common stock, subject to market conditions, prevailing stock prices and the Company's capital resources. The Company expects to fund any future repurchases primarily with cash flow from operations and availability under the Revolver. As of November 5, 1999, the Company had repurchased a total of approximately 2.6 million shares of its common stock for aggregate consideration of approximately $17.0 million.

     Net cash provided by operating activities in 1999 was $5.2 million versus $6.9 million in the previous year. This decrease was attributable to $10.6 million in lower net income, offset by $8.6 million in non-cash special charges, $1.7 million of additional non-cash depreciation and amortization expense and a $1.4 million smaller investment in working capital. The investment in working capital in 1999 was net of a $9.2 million source of cash from a decrease in accounts receivable and a $18.6 million use of cash from an increase in inventories, both primarily resulting from the shipping delays encountered in the third quarter.

     Net cash used in investing activities during 1999 was $39.5 million as compared to $11.1 million in 1998. Investing activities in 1999 consisted primarily of the Pentex Acquisition, related transaction costs and capital expenditures relating primarily to the expansion of the Pentex manufacturing facility and a custom software project. Investing activities in 1998 primarily consisted of the acquisition of four non-specialty donor centers and a clinical trial site and capital expenditures.


     The Company expects capital expenditures for the remainder of the year of approximately $1.9 million, primarily relating to information technology initiatives and the renovation or relocation of a number of donor centers.

     Net cash provided by financing activities was $808,000 in 1999 as compared to $5.1 million in 1998. Financing activities in 1999 primarily consisted of approximately $15.7 million of common stock repurchases, offset by borrowings on the Revolver and proceeds from the exercise of stock options. Financing activities in 1998 consisted primarily of proceeds from the exercise of stock options.

     Total long-term debt and capital lease obligations increased approximately $12.1 million, from $5.3 million at December 28, 1998 to $17.3 million at September 26, 1999. The increase was primarily from borrowings on the Revolver to fund short-term working capital needs and the Company's share repurchase program, offset in part by the conversion of approximately $2.7 million principal amount of a convertible note into approximately 213,200 shares of the Company's common stock.

     Subsequent to quarter end, on September 28, 1999, the Company amended its revolving credit facility (the "Revolver) scheduled to mature on October 16, 2000, increasing the total borrowing availability from $35 million to $75 million. The Revolver is payable in full on September 28, 2002 and bears interest at either a floating rate or Eurodollar interest rate plus a margin that fluctuates on the basis of the Company's leverage ratio. The margin on the Eurodollar rate ranges from 1.25% to 2.0% and the margin on the floating rate option ranges from 0% to .5%.

Outlook

Therapeutic Products

     Demand for non-specialty antibodies remains strong and generally exceeds the Company's ability to supply targeted amounts to its customers. However, the Company expects continued margin pressure on this product line unless and until it is able to increase its collections of this product and its selling prices to its customers. Furthermore, the Company believes that the non-specialty antibody business may no longer match its strategic objectives of providing high margin, value-added products to the pharmaceutical, biotech and diagnostic industries. As a result, the Company is performing a strategic review of its non-specialty operations, the results of which might include a divestiture of all or a portion of its 47 non-specialty donor centers. However, there can be no assurance that the Company will be successful in any of these efforts, that it will be able to regain historical levels of profitability for this product line or that any further impact from the factors affecting the business will not have a material adverse effect on the Company or its operations.

     Due in large part to the previously announced reduced demand from two of its international customers, the Company expects 1999 sales of anti-D antibodies to be 25-30% lower than the previous year, and does not expect a recovery throughout the remainder of 1999 or into the first nine months of 2000. Furthermore, additional operational adjustments may be required, including reducing the level of anti-D specialty antibody collections, which could adversely affect the per unit production costs of anti-D and other specialty therapeutic products.

     Demand for the Company's other specialty antibody products, anti-hepatitis and anti-rabies, continues to be strong and is expected to increase in 2000. The Company expects the demand for anti-hepatitis to exceed its current production capabilities and is pursuing various strategies to increase its production, particularly at its 17 specialty donor centers.

     Subsequent to quarter end, the Company commenced shipping product tested at its central testing laboratory on a limited basis. The Company expects that substantially all of the remaining units deferred as a result of the laboratory issue, representing approximately $19 million in sales, will be shipped in the fourth quarter of 1999. However, the resumption of certain of these shipments is contingent on, among other items, customer review and approval.

Diagnostic Products

     The Company anticipates moderate increases in sales of monoclonal and polyclonal antibodies used in blood typing reagents and antibodies used in diagnostic test kits. The Company expects demand for its Pentex line of blood protein products to increase, in particular the EX-CYTE(R) line of tissue culture media. To increase its capacity and ability to satisfy this increased demand, the Company recently completed a $13 million expansion of its manufacturing facilities in Kankakee, Illinois. The Company expects to complete validation and commence shipping product produced in the expanded facility in the fourth quarter of 1999.

     The Company is developing a line of monoclonal antibodies to be used in diagnostic test kits, which were historically derived from human donors. While sales to date have not been significant, the Company believes that this product line could provide additional opportunities for growth in Diagnostic Products.

Year 2000 Issue

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

     The Company has developed and implemented a plan to achieve Year 2000 readiness. This plan's activities are intended to remediate the Year 2000 issue for any non-compliant critical information technology ("IT") systems and non-IT devices in use by the Company so that the Company may continue its operations without interruption or with minimal disruption. The Company's plan also includes communication with customers, suppliers, outsource laboratories, financial institutions and other third parties with which it has a material relationship to determine the expected degree of their Year 2000 compliance, and to monitor their progress towards Year 2000 readiness. The Company's Year 2000 plan includes five primary phases: (1) inventory, (2) assessment, (3) remediation, (4) testing/validation, and (5) implementation. The Company has used a risk-based analysis of its operations to identify those items that are critical to the Company and at risk.

     To date, the Company has successfully completed all phases with regards to its critical IT systems and Phases 1-4 with regards to its non-critical IT systems. The Company expects to complete the last phases with respect to the one remaining non-critical system by December 3, 1999. While the Company had originally intended to implement a custom-developed donor center operating system that would have replaced its non-compliant inventory maintenance systems, parallel remediation efforts of these systems have eliminated any impact of the cancellation of this software project as it relates to Year 2000 compliance.

     The Company is also analyzing all non-IT systems that are material to its operations that could contain date-sensitive embedded technology, such as its automated plasmapheresis machines and plasma storage freezers. The Company has completed all phases of its Year 2000 plan with respect to these systems, which revealed no compliance issues of any significance.

     While the Company currently markets its products to over 200 customers worldwide, approximately 84% of the Company's net sales during 1998 were made to its top ten customers. Furthermore, certain plasmapheresis and other supplies critical to its operations are purchased from a limited number of suppliers. As a result of these concentrated risks, the inability of any of the Company's major suppliers to provide it with critical supplies, or any prolonged delay or other disruption in the manufacturing, laboratory testing or other processes of the Company's customers and outsource laboratories, could have a material adverse effect on the Company. The Company has communicated with all material third parties to determine the status of their

Year 2000 compliance. None of the responses received suggests that any of these third parties expect the Year 2000 issue to cause an interruption in its operations that would have a material adverse impact on the Company. However, because these third parties are exposed to the risk of failure not only of their own systems, but of other third parties, the ultimate effect of the Year 2000 issue is subject to a high degree of uncertainty. Furthermore, due to the inherent lack of control over these third parties, the Company is able to give no assurance as to the current readiness or success of these parties' Year 2000 compliance.

     Based on the information known to date, the Company believes that the most likely worst-case Year 2000 scenario would entail an interruption in its business, including disruption in the collection or manufacturing of antibodies due to the inability to obtain critical supplies, and loss of revenue due to the inability of the Company's customers to further manufacture the Company's products or to provide the required laboratory testing services. The Company could also be significantly affected by the failure of infrastructure services such as electricity. While the Company is unable to quantify the effect of such a scenario, it could potentially have a material adverse impact on the Company's results of operations, liquidity or financial condition.

     Based on the analysis the Company has completed to date, it expects the cost of its Year 2000 compliance program to be approximately $200,000, the majority of which has already been incurred. The Company believes that it will be able to complete the remaining phases of its Year 2000 compliance plan by the end of 1999 and does not currently anticipate any material disruption of its operations as the result of any failure by the Company to be in compliance. Furthermore, the Company has developed a contingency plan addressing the potential noncompliance of material third parties, primarily suppliers. The Company has also developed a contingency plan for certain infrastructure services such as electricity, based on its existing contingency plan for reacting to natural disasters.


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


PART II.

Item 6.  Exhibits and Reports on Form 8-K

     a.   Exhibits:

            Exhibit 10.1: Third Amended and Restated Credit Agreement dated as of September 28, 1999.
            Exhibit 27:  Financial Data Schedule

     b.   Reports on Form 8-K:

          1.)  On August 9, 1999, the Company filed a Current Report on
               Form 8-K, in which it reported under Item 5-Other Events, on July 26, 1999 its board of directors had adopted a stockholders rights plan.

          2.)  On September 10, 1999, the Company filed a Current
               Report on Form 8-K, in which it reported under Item 5-Other Events, that it expected a loss in its third fiscal quarter of 1999 due to shipping delays, other product related issues and certain one-time, non-cash charges.


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


                                          SEROLOGICALS CORPORATION
                                          ------------------------
                                          (Registrant)


Date:  November 12, 1999              By:  /s/ Peter J. Pizzo, III
                                          -----------------------
                                          Peter J. Pizzo, III
                                          Chief Financial Officer
                                          (Principal Financial and
                                           Accounting Officer)



