Form 10-K405
period 1999-12-26
SEROLOGICALS CORP
filed 2000-04-11
CIK 767673

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 26, 1999

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM                TO                .

                        COMMISSION FILE NUMBER: 0-26126

                            SEROLOGICALS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                        58-2142225
        (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NUMBER)
780 PARK NORTH BLVD., SUITE 110 ATLANTA, GEORGIA                      30021
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

                                 (404) 296-5595
               (REGISTRANT TELEPHONE NUMBER INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                              TITLE OF EACH CLASS
                                ----------------

                          COMMON STOCK, $.01 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the shares of common stock held by non-affiliates (based upon the closing sale price on The Nasdaq Stock Market) on March 20, 2000 was approximately $163,000,000. As of March 20, 2000, there were 23,204,871 shares of Common Stock, $0.01 par value per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE.

     Portions of the definitive proxy statement for the Annual Meeting of Stockholders (which will be filed pursuant to Regulation 14A within 120 days of the close of the Registrant's fiscal year ended December 26, 1999) shall be deemed to be incorporated by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I.
  Item 1.  Business....................................................    3
  Item 2.  Properties..................................................   15
  Item 3.  Legal Proceedings...........................................   16
  Item 4.  Submission of Matters to a Vote of Security Holders.........   16
  Item
     4a.   Executive Officers and Key Employees of the Registrant......   16

PART II.
  Item 5.  Market for the Registrant's Common Equity and Related
           Stockholder Matters.........................................   17
  Item 6.  Selected Financial Data.....................................   18
  Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   19
  Item
     7a.   Quantitative and Qualitative Disclosures about Market
           Risk........................................................   29
  Item 8.  Financial Statements and Supplementary Data.................   29
  Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................   29

PART III.
  Item
     10.   Directors and Executive Officers of the Registrant..........   29
  Item
     11.   Executive Compensation......................................   29
  Item
     12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................   29
  Item
     13.   Certain Relationships and Related Transactions..............   29

PART IV.
  Item
     14.   Exhibits, Financial Statements and Reports on Form 8-K......   30

SIGNATURES.............................................................   33

                                    PART I.

     This Annual Report on Form 10-K contains certain "forward- looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which generally can be identified by the use of forward looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe" or "continue" or the negative thereof or other variations thereon or similar terminology, and/or which include without limitation, statements regarding the following:

     - Serologicals Corporation's (and its subsidiaries, collectively, the "Company") internal and external growth strategies, including the Company's long term growth prospects;

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

     - expected continued margin pressure on non-specialty and Company's expectations for its return to profitability;

     - the impact of the potential loss of donors due to the imposition of new blood safety measures;

     - modest recovery in demand for anti-D, and possible operational adjustments with respect to anti-D production;

     - increased demand for its Pentex line of products, particularly EX-CYTE(R) and bovine albumin product lines;

     - The increased demand for the Company's specialty antibodies other than anti-D;

     - certain potential product development efforts the Company may pursue or which are currently underway and which may have opportunities for growth;

     - the expected level of and purposes for capital expenditures in 2000 and the sufficiency of capital and liquidity to meet working capital, capital expenditure and other anticipated cash requirements over the next twelve months; and

     - the renewal or early termination of certain long-term customer contracts;

     - Possible divestiture of non-specialty business;

     - the Company's information technology initiatives and timing of implementation of new specialty donor center system.

     - the timing of the expansion of the Company's BSA capacity.

     These forward-looking statements are subject to certain risks, uncertainties and other factors that could cause actual results to differ materially, including but not limited to:

     - the Company's ability to attract and retain qualified donors;

     - the Company's ability to maintain and expand its customer base;

     - the Company's ability to generate sufficient cash flows to support its internal and external growth strategies;

     - the Company's ability to identify and consummate suitable acquisitions in the future and to integrate and manage them;

     - the Company's ability to complete the expansion of its protein fractionation facility in Kankakee, Illinois and to implement successfully new processes and technologies;

     - the Company's ability to comply with regulatory, customer and industry regulations and guidelines;

     - changes in laws and regulations that could affect the Company's ability to maintain existing regulatory licenses and approvals;

     - the effect of competition for customers, donors or otherwise;

     - the effect of regulatory scrutiny;

     - the Company's ability to conclude negotiations regarding the sale of all or some of its non-specialty donor centers on terms satisfactory to the Company, if it all;

     - delays in the development, configuring and valuation of new donor center system;

     - loss of any significant customers;

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

     The Company is a leading worldwide provider of specialty human antibodies and other blood-related products and services to major healthcare companies. The Company's services, including donor recruitment, donor management and clinical testing services, enable the Company to provide value-added specialty antibodies that are used as the active ingredients in therapeutic products for the treatment and management of such medical indications as Rh incompatibility in newborns, rabies and hepatitis and in diagnostic products such as blood typing reagents and diagnostic test kits. In addition, the Company collects source plasma containing non-specialty antibodies from which a number of products, primarily intravenous immune globulin (IVIG), a product containing a broad spectrum of antibodies used in the treatment of a wide variety of medical indications, are derived. Owing in part to increasing margin pressures and the inability of the Company to pass increased costs on to its customers, the Company is currently performing a strategic review of its non-specialty operations, and is in discussions which could result in the divestiture of all or a portion of its 47 non-specialty donor centers. As of March 24, 2000, the Company conducted its operations through a national network of 64 donor centers and through laboratories located in the United States and the United Kingdom. The Company also operates two monoclonal antibody manufacturing facilities in Scotland. On December 29, 1998, the Company purchased substantially all of the assets of the Pentex Blood Proteins business of Bayer Corporation ("Pentex", renamed "Serologicals Proteins" by the Company). Located in Kankakee, Illinois, Serologicals Proteins supplies a broad line of purified animal and human blood proteins to the diagnostic and biopharmaceutical industries.

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

     The activities of the Therapeutic Products segment primarily include the sale of specialty and non-specialty human antibodies collected at the Company's network of donor centers and used as the active ingredients in therapeutic products for the treatment and management of various diseases. The activities of the Diagnostic Products segment include the Company's monoclonal antibody production facilities and certain human-sourced, polyclonal antibodies. The Diagnostic Products segment also includes the activities of the Company's protein fractionation facility located in Kankakee, Illinois. The antibodies and other proteins provided by the Diagnostic Products segment are used in diagnostic products such as blood typing reagents and diagnostic test kits and as nutrient additives in biotechnology products.

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

     The therapeutics industry is generally divided into two distinct sectors. The largest sector of the industry is comprised of non-profit organizations, such as the American Red Cross and community blood banks, which supply whole blood and other transfusible products to hospitals. Conversely, the commercial sector of the industry is focused primarily on supplying source plasma, specialty and non-specialty antibodies and specialty biologic components to healthcare companies which further process these components into therapeutic and diagnostic products.

     The therapeutic segment of the commercial sector includes products consisting of specialty antibodies and cells, as well as non-specific, or non-specialty, antibodies and source plasma. Specialty antibodies are typically used to manufacture products for treating persons exposed to, or at risk of, contracting a specific disease. Specialty antibodies used for therapeutic purposes range from those used to treat medical indications such as tetanus and rabies, which the Company believes generally sell for approximately $90 to $250 per liter, to high-end products such as anti-D, an antibody used to treat Rh incompatibility in newborns and anti-hepatitis, which the Company believes generally sell for approximately $400 to $600 per liter. By comparison, the Company believes the average industry gross price of source plasma, from which IVIG and other products are derived, is approximately $87 to $94 per liter.

     Antibodies, both human sourced as well as those in monoclonal form, are also used in the manufacture of diagnostic products used to screen patients for prior exposure to a specific disease or to determine blood type. Polyclonal and monoclonal antibodies used in diagnostic products such as blood typing reagents and diagnostic test kits generally sell for $0.95 per milliliter to $8.00 per milliliter, with some rare antibodies selling for as high as $20.00 per milliliter.

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

     The Company believes that there are a number of factors that are limiting the supply of commercially available human antibodies. The supply of antibodies has been adversely affected by the more rigorous screening procedures required by regulatory authorities, in particular the FDA and certain German regulatory bodies, industry trade organizations and manufacturers of the various end products. These procedures, which include a more extensive investigation into a donor's background, new tests to detect the presence of disease-causing organisms and other limitations on donors such as age restrictions, have disqualified numerous potential donors and discouraged other donors who may be reluctant to undergo the screening procedures. Furthermore, the Company believes that, owing in part to the general strength of the national economy, the financial incentives provided to donors may be less attractive as compensation for their time, further decreasing the pool of potential donors. Also, as customers require increasingly higher concentrations of specialty antibodies, the qualified pool of donors is further reduced. These customer requirements have resulted in an increasing need to boost the concentration of specialty antibodies in donors through vaccination or immunization. Furthermore, the length of time required to be granted regulatory licenses for donor centers, testing facilities and biological products is significant.

     Recently, the therapeutics industry has been experiencing critical shortages of certain end products, most notably IVIG. The Company believes that in addition to the factors discussed above, this shortage has been caused by several company-specific manufacturing, regulatory or other issues facing the manufacturers of this product, as well as by recalls of product manufactured with antibodies obtained from donors who were subsequently discovered to have had new variant Creutzfeld-Jakob disease ("nvCJD"). See "Government and Industry Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview."

     In contradiction to these supply and demand dynamics, margins on the Company's, and in its opinion, other industry participants', non-specialty antibody business continue to be under significant pressure, as the Company has generally been unable to pass on all increased costs to its customers. The Company believes this is the result of decreasing margins at the customer level on other products obtained from source plasma, such as albumin and anti-hemophiliac factors, as recombinant products have increased in use and have in part reduced the need for their human-derived counterparts.

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

OPERATIONS

     As of March 24, 2000, the Company conducted its operations through a national network of 64 donor centers laboratories located in the United States and the United Kingdom, two monoclonal production facilities in Scotland and a purified blood proteins fractionation facility in Kankakee, IL.

THERAPEUTIC PRODUCTS

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

     One trend that the Company has experienced in recent years is an increased difficulty in recruiting and retaining donors of non-specialty antibodies. The Company believes that owing in part to the general strength of the national economy, the financial incentives provided to these donors may be less attractive as compensation for their time. While the Company continues to pursue various alternatives to increase production at its non-specialty donor centers, there can be no assurance that such efforts will be successful, or that any adverse effect from these trends will not be material.

     Donor Screening and Product Collection. Each donor candidate undergoes a process that includes an explanation of the donation procedure and how the antibodies they are donating are subsequently used, extensive physiological and biological screening, a physical examination and the collection of test samples. In addition, donors of specialty antibodies undergo further qualification profiling. Once a candidate is accepted as a donor, the Company may collect antibodies from the donor at its donor centers through an FDA-approved collection procedure known as plasmapheresis, which lasts between 40 and 60 minutes and is very similar to donating blood. However, since red blood cells are returned to the donor by means of centrifugation, individuals may donate as frequently as twice per week. Each donation is quarantined at the donor center while test samples are sent to the Company's central testing laboratory (specialty antibodies), or its customers' or other third party laboratories (non-specialty antibodies), for FDA-mandated viral marker screening tests (e.g., hepatitis, HIV, etc.) and in the case of specialty antibodies, characterization (i.e., special analytical tests to identify and measure the quality and concentration of the targeted antibodies). Furthermore, voluntary industry standards require that each first time donor's ("Applicant Donor") donation be quarantined until such time that a second donation is received from the Applicant Donor and appropriate test results are obtained on both donations. If a second donation is not received from the Applicant Donor within six months, the initial donation must be destroyed. Once these two donations and their test results are complete and acceptable, the Applicant Donor becomes a "qualified donor" and all future donations are generally available for shipment once the mandated tests have been completed.

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

     Immunization. In response to customer demands for higher quality products and in part due to the decreasing population of individuals with certain naturally occurring antibodies, the Company's specialty donor centers are actively involved in the immunization of the majority their specialty antibody donors. Immunization is the use of FDA-approved vaccines to stimulate the development or heighten the concentration of already existing specialty antibodies in the donor. Although vaccines to conduct immunization for several of the Company's products are commercially available, the Company believes it has a competitive advantage through its existing inventory of, and ongoing ability to produce, its own proprietary FDA-approved vaccine to produce anti-D antibodies in donors. In some cases, antibody-producing white cells are also collected from immunized donors and used to develop monoclonal products for diagnostic use.

DIAGNOSTIC PRODUCTS

     Monoclonal Antibody Production. In addition to collecting antibodies from its donors, the Company, through its Serologicals, Ltd. subsidiary, formerly known as Bioscot, Ltd., produces monoclonal, or cloned, antibodies from over 45 cell lines. The Company's FDA-licensed monoclonal manufacturing facilities in

Edinburgh and Livingston, Scotland produce monoclonal antibodies from cells derived through the Company's donor network or acquired from other laboratories. Currently, all monoclonal antibodies manufactured by the Company are used in diagnostic products such as blood typing reagents. Through this monoclonal manufacturing capability, the Company has been able to introduce additional, second generation, human monoclonal products and continues to expand the sale of its finished products outside the United States, such as its value-added line of OEM and branded blood typing reagents. The Company also produces at its monoclonal antibody facilities additional companion products to its monoclonal blood typing range. These include reagent red cells, enzymes, and diluents that are used in blood typing laboratories.

     Blood Protein Fractionation. The Company, through its manufacturing facility in Kankakee, Illinois, isolates specific proteins contained primarily in animal sera or plasma through specialized manufacturing processes known as protein fractionation. The Company utilizes core technologies such as organic solvent precipitation, heat shock, molecular and microporous filtration, ion-exchange chromatography and salt precipitation to isolate and purify major plasma protein classes (e.g., albumin, gamma globulin, transferrin, lipoproteins and clotting factors). The resulting blood protein product line is sold worldwide in over 25 countries, to healthcare companies that manufacture blood typing or other diagnostic reagents, and increasingly to biopharmaceutical companies for use in tissue culture media.

     The primary raw material used by Serologicals Proteins, bovine serum, is purchased almost exclusively from a single abattoir located in Illinois. During 1999, the Company entered into a long-term agreement with the supplier, pursuant to which the Company is guaranteed certain minimum levels of serum. Additionally, the contract provides the Company with certain rights in the event of a change in control of this supplier. An inability of the supplier to meet its obligations under the contract or any other material disruption in the supply of serum could have an adverse effect on the Company.

PRODUCTS

     Through its value-added services, the Company provides antibodies and other biologic products for use in certain therapeutic and diagnostic products manufactured by major healthcare companies. The Company's customers generally further process these products. The Company also sells an increasing number of certain antibodies for blood typing reagents directly to end-users. The Company also provides a full range of animal and human proteins that are used in recombinant therapeutic products and in diagnostic reagents. In 1999, the Company derived approximately 70% of its net sales from therapeutic products, a substantial majority of which related to anti-D and non-specialty antibodies, and approximately 29% of its net sales from diagnostic products, the majority of which related to animal protein products for use in diagnostic reagents and as tissue media components for use in biopharmaceutical therapeutic products and antibodies used in blood typing reagents and diagnostic test kits. The remaining sales were generated by miscellaneous products and services.

  Therapeutic Products

     Therapeutic end products produced by the Company's customers for whom it supplies the majority of its antibodies include the following:

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

          Clinical Diagnostic Antibodies. Through its expertise in donor recruiting, the Company is able to locate and recruit donors who can provide antibodies and other biological specimens that are known to be positive or negative for a specific disease or infection. The Company provides these biological specimens for use in clinical diagnostic test kit controls. The diseases for which the Company sources clinical diagnostic antibodies include, among others, CMV, rheumatoid arthritis, toxoplasmosis, hepatitis and HIV. The Company's recruiting capability is complemented by in-house experience in the laboratory disciplines of immunohematology, immunology, serology and clinical chemistry to characterize human specimens to meet manufacturers' requirements.

PRODUCT DEVELOPMENT

     The Company is engaged in several near-term development projects designed to enhance its existing product lines, such as the development of more efficient techniques for the manufacture of monoclonal antibodies. The Company is also exploring the opportunity of providing monoclonal antibodies for use in diagnostic test kit controls using the same approach that led to the Company's ability to commercialize monoclonal antibodies for use in blood typing reagents.

     Serologicals Proteins is also involved in several projects that it believes will ultimately add value to its blood proteins business. Major development projects include: the process development of the method to isolate gamma globulin from rabbit serum, the manufacturing scale-up of a protease-free form of bovine serum albumin, the process improvement of the procedure used to control the polymerization of bovine serum albumin, the fatty acid enrichment of BSA and the fractionation of albumin from new born calf serum. The Company is also pursuing utilizing the manufacturing capabilities of the Serologicals Proteins facility to increase production of defibrinated human plasma, currently performed in limited quantities at its central testing laboratory in Atlanta, Georgia.

MARKETING AND CUSTOMERS

     The Company markets its products to over 200 customers worldwide, including many major healthcare companies. However, in 1997, 1998 and 1999, sales to the Company's top ten customers accounted for approximately 84%, 84% and 78%, respectively, of total net sales. One of the Company's customers, Bayer Corporation ("Bayer"), accounted for approximately 47%, 40% and 41% of the Company's net sales in 1997, 1998 and 1999, respectively, while another customer, Centeon Pharma GmbH, accounted for 11% and 14% of net sales in 1997 and, 1998, respectively. During 1997 and 1999, sales to Alpha Therapeutic Corporation accounted for approximately 12% and 10% of nets sales, respectively. During 1997, 1998 and 1999, no other single customer of the Company accounted for greater than 10% of net sales. In 1997, 1998 and 1999, the Company's domestic sales represented approximately 74%, 63% and 77%, respectively, of net sales.

  Therapeutic Products

     The majority of the Company's therapeutic products are sold through its own sales force and, in limited markets, through independent brokers, to major biological product manufacturers. The majority of the

Company's specialty antibodies for therapeutic use are sold pursuant to annual purchase orders, with prices generally negotiated annually. The Company's non-specialty antibodies are generally sold through long-term supply contracts pursuant to which the total production of specific donor centers is generally dedicated to specific customers. The Company is a party to four five-year supply contracts with Bayer for the sale of non-specialty antibodies produced at a number of its non-specialty donor centers. Such contracts, three of which expired in 1999 and have been extended on an interim basis and one which will expire in 2002, accounted for approximately 27% of the Company's net sales in 1999. Early termination or the inability of the Company to renew the agreements could adversely effect the Company.

     The Company also is a party to several supply contracts with Alpha Therapeutic Corporation for the sale of non-specialty antibodies collected at certain of the donor centers acquired. The contracts vary in term, price and volume levels, but are generally similar to the Company's other supply contracts for non-specialty antibodies.

          Clinical Diagnostic Antibodies. Through its expertise in donor recruiting, the Company is able to locate and recruit donors who can provide antibodies and other biological specimens that are known to be positive or negative for a specific disease or infection. The Company provides these biological specimens for use in clinical diagnostic test kit controls. The diseases for which the Company sources clinical diagnostic antibodies include, among others, CMV, rheumatoid arthritis, toxoplasmosis, hepatitis and HIV. The Company's recruiting capability is complemented by in-house experience in the laboratory disciplines of immunohematology, immunology, serology and clinical chemistry to characterize human specimens to meet manufacturers' requirements.

PRODUCT DEVELOPMENT

     The Company is engaged in several near-term development projects designed to enhance its existing product lines, such as the development of more efficient techniques for the manufacture of monoclonal antibodies. The Company is also exploring the opportunity of providing monoclonal antibodies for use in diagnostic test kit controls using the same approach that led to the Company's ability to commercialize monoclonal antibodies for use in blood typing reagents.

     Serologicals Proteins is also involved in several projects that it believes will ultimately add value to its blood proteins business. Major development projects include: the process development of the method to isolate gamma globulin from rabbit serum, the manufacturing scale-up of a protease-free form of bovine serum albumin, the process improvement of the procedure used to control the polymerization of bovine serum albumin, the fatty acid enrichment of BSA and the fractionation of albumin from new born calf serum. The Company is also pursuing utilizing the manufacturing capabilities of the Serologicals Proteins facility to increase production of defibrinated human plasma, currently performed in limited quantities at its central testing laboratory in Atlanta, Georgia.

MARKETING AND CUSTOMERS

     The Company markets its products to over 200 customers worldwide, including many major healthcare companies. However, in 1997, 1998 and 1999, sales to the Company's top ten customers accounted for approximately 84%, 84% and 78%, respectively, of total net sales. One of the Company's customers, Bayer Corporation ("Bayer"), accounted for approximately 47%, 40% and 41% of the Company's net sales in 1997, 1998 and 1999, respectively, while another customer, Centeon Pharma GmbH, accounted for 11% and 14% of net sales in 1997 and 1998, respectively. During 1997 and 1999, sales to Alpha Therapeutic Corporation accounted for approximately 12% and 10% of nets sales, respectively. During 1997, 1998 and 1999, no other single customer of the Company accounted for greater than 10% of net sales. In 1997, 1998 and 1999, the Company's domestic sales represented approximately 74%, 63% and 77%, respectively, of net sales.

  Therapeutic Products

     The majority of the Company's therapeutic products are sold through its own sales force and, in limited markets, through independent brokers, to major biological product manufacturers. The majority of the

Company's specialty antibodies for therapeutic use are sold pursuant to annual purchase orders, with prices generally negotiated annually. The Company's non-specialty antibodies are generally sold through long-term supply contracts pursuant to which the total production of specific donor centers is generally dedicated to specific customers. The Company is a party to four five-year supply contracts with Bayer for the sale of non-specialty antibodies produced at a number of its non-specialty donor centers. Such contracts, three of which expired in 1999 and have been extended on an interim basis and one which will expire in 2002, accounted for approximately 27% of the Company's net sales in 1999.

     The Company also is a party to several supply contracts with Alpha Therapeutic Corporation for the sale of non-specialty antibodies collected at certain of the donor centers acquired. The contracts vary in term, price and volume levels, but are generally similar to the Company's other supply contracts for non-specialty antibodies.

     Early termination or the inability of the Company to renew its supply agreements could adversely effect the Company.

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

     The Company sells its Pentex(R) line of blood proteins products worldwide to over 200 customers in 25 countries. These customers are generally major biotechnology or biopharmaceutical companies that manufacture recombinant, therapeutic biopharmaceutical products, media formulators or major diagnostics companies that manufacture blood typing and other diagnostic reagents. A small portion of the Company's sales of blood proteins are to the research market. The Company's marketing strategy involves identifying candidate customers, maintaining intimate knowledge of next generation projects of these companies and creating working relationships with the research teams of such companies. The Company believes that by competing at the earliest development stages, it increases its potential for being a sole source provider. While sales of the EX-CYTE(R) product line have historically been made through annual purchase orders, the Company is experiencing an increased desire of its customers to enter into long-term supply agreements to ensure their access to the product. For example, subsequent to year-end, the Company entered into a long-term supply contract with a major pharmaceutical company that under certain circumstances obligates the Company and the customer to supply and buy, respectively, certain amounts of EX-CYTE(R) products over the term of the contract.

     In 1999, the Company's clinical diagnostic antibodies were sold to more than 100 customers in 16 countries. Clinical diagnostic antibodies are primarily sold to manufacturers of diagnostic test kits for incorporation as controls or for use in product development projects. The Company maintains a separate sales group dedicated to this product line due to the large number of customers requiring personalized treatment and the special product knowledge required. The Company sells a significant portion of its clinical diagnostic antibodies pursuant to a supply contract with a customer that expires in December 2000.

ACQUISITIONS

     The commercial sector of the blood products and services industry has undergone a consolidation driven largely by the rising cost and complexity related to increased regulatory compliance requirements. A significant component of the Company's recent business strategy had included acquisitions that enabled the Company to participate in the consolidation of the industry and to add complementary products and services that expanded the Company's current product and service portfolio. This strategy resulted in the acquisition of virtually all of the Company's 47 non-specialty donor centers since December 1994. However, owing to the increased costs of regulation, combined with lower production and resulting higher per unit costs and the inability of this Company to pass these costs on to its customers, the Company is contemplating a restructuring or reorganization of its non-specialty donor centers, the results of which could include a divestiture of all or a portion of the 47 centers.

     The Company intends to pursue acquisitions of businesses that provide services and products that are complementary to its existing diagnostic and bioscience businesses, such as the 1999 acquisition of Pentex. However, there can be no assurance that the Company will be able to complete suitable acquisitions in the future or successfully integrate any such acquisitions into its existing operations.

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

COMPETITION

  Therapeutic Products

     The Therapeutic Products segment is engaged in the business of providing antibodies, which is a competitive and continually changing field. The Company competes for customers with other antibody suppliers on the basis of price, reliability and quality of product, breadth of product line and the ability to provide value-added services. While the Company believes that its proprietary anti-D vaccination protocol and extensive donor base of individuals with high concentrations of pre-existing anti-D antibodies provides it a competitive advantage and allows it to offer a premium product in terms of quality, the Company has recently experienced, and expects to continue to experience, increased competition for anti-D antibodies from other independent collection companies. The Company believes that future increases in the production of anti-D antibodies by other suppliers could have a further adverse effect on the Company through decreased orders for its product or lower selling prices per unit.

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

     The Company believes it takes on average 8-10 months to obtain FDA approval for a new non-specialty donor center, and takes up to 12 months to obtain the necessary regulatory approvals in order to begin shipping product from a specialty donor center which immunizes its donors. In addition to these regulatory requirements, once the center is operational, a stable donor base must be established and maintained as repeat donors are critical to success for both quality control and profitability. A significant volume of donated antibodies and sophisticated screening and immunization procedures also are necessary in order to provide the diversity and quality of antibody products demanded by the market.

  Diagnostic Products

     The primary competition for monoclonal antibodies used in blood typing reagents (both OEM and bulk material) comes from customers that are vertically integrated, and thus provide antibodies for their own use, and smaller, independent manufacturers that offer a more limited range of product. The Company believes that its large range of proprietary antibodies and state of the art facilities provides it a competitive advantage with respect to these competitors.

     The Company faces its most direct competition for its BSA and similar Pentex(R) branded products from a single, long established supplier in the market who has a full line similar to the Company. However, this competitor has experienced a recent supply interruption due to regulatory compliance issues, which has contributed to demand for the Company's BSA that exceeds its current production capacity. To increase its production, the Company is undergoing a $2 million expansion to increase its BSA manufacturing capacity by approximately 30%. The Company currently does not face significant competition for its EX-CYTE(R) product line.

     The Company faces competition for its clinical diagnostic antibodies primarily from other independent suppliers of antibodies that operate donor centers.

     There can be no assurance that competition for customers, donors, end products or otherwise will not adversely affect the Company.

GOVERNMENT AND INDUSTRY REGULATION

     General. The Company's activities are subject to significant regulation by numerous governmental authorities in the United States and internationally. These regulatory authorities govern the collection, testing, manufacturing, safety, efficacy, labeling, storage, record keeping, transportation, approval, advertising and promotion of the Company's products, as well as the training of its employees. The Company believes it is in substantial compliance with all relevant laws and regulations.

     The Company is subject to extensive FDA regulation, primarily through the requirements of the Public Health Service Act and the Food, Drug and Cosmetic Act. Excluding one recently opened location, all of the Company's donor centers and the Company's monoclonal manufacturing facilities hold FDA biologics licenses ("BLA") and the Company's specialty donor centers have numerous supplements to the source plasma license, permitting the production and sale of specialty antibodies and the immunization of donors. While the Company is also licensed to immunize donors at certain of its primarily non-specialty donor centers, it is not currently collecting specialty antibodies at those 47 centers.

     During 1998, the FDA issued proposals to create a single license for biologic products, replacing the former establishment licenses and product licenses, with the goal of reducing unnecessary burdens for the industry without diminishing public health protection. Under these regulations, the FDA issues a single license to manufacturers of multiple biological products, such as specialty antibodies and product derived from immunized donors. Currently, the Company's 17 specialty donor centers operate under a single license, as do 46 of its 47 non-specialty donor centers. The Company is currently seeking approval for a recently opened non-specialty donor center. The Company believes that as a result of these new regulations, other collectors might attempt to enter the specialty antibody market, as they will generally be allowed to immunize donors at historically non-specialty donor centers during the application process. However, the Company believes that its extensive experience in immunization will be a competitive advantage, as it expects the difficulty of the application and approval process to increase, particularly for centers operated independently.

     New facilities, products and operating procedures at each location must undergo approval processes through the FDA. Significant changes to existing facilities, products or operating procedures must also undergo FDA review prior to implementation. The Company's FDA-licensed donor centers and central testing laboratory in the United States and its monoclonal manufacturing facilities in the U.K. are required to adhere to FDA current Good Manufacturing Practices (cGMP) and are routinely inspected by the FDA. Furthermore, the Company's protein fractionation site is an FDA-registered facility. Donor centers must meet detailed standards for, among other things, the screening of donors, obtaining informed consents from donors, the collection of antibodies, training of personnel and the testing, handling and disposal of biologic products. If the FDA believes that a facility is not in compliance with applicable laws and regulations, generally as a result of an on-site inspection, it typically issues a deficiency notice known as a Form 483 and, subsequently, a warning letter if such deficiencies are not adequately responded to or addressed in an appropriate and timely manner. An inadequate response to a warning letter could ultimately result in the detainment or seizure of products, issuance of a recall, enjoinment of future operations and the assessment of civil and criminal penalties against the Company, its officers or its employees. In addition, approvals or licenses could be temporarily suspended or revoked in certain circumstances. Failure to comply with regulatory requirements or a significant adverse regulatory action could have a material adverse effect on the Company.

     Due in part to the implementation of an approach by the FDA known as "Team Biologics", there has been an increasing level of regulatory scrutiny in the biologics industry resulting in more detailed and frequent inspections, and what the Company believes are a greater number of observations cited per inspection, deficiency notices and warning letters. On occasion, the Company has received notifications and warning letters from the FDA of possible deficiencies in the Company's compliance with FDA requirements. To date, the Company believes that it has adequately addressed or corrected such deficiencies and that it is in material compliance with all relevant laws and regulations. However, since all of the Company's operations have not yet been fully subjected to Team Biologics inspections, it is unable to determine what impact, if any, such inspections will have on the Company and its operations when they occur. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Overview".

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

     Outside the United States, sales of the Company's products are subject to additional regulatory requirements, which vary widely from country to country. In particular, much of Company's domestic plasma operations, including its central testing laboratory, are subject to inspection and approval by various German regulatory bodies, as a significant portion of its therapeutic antibody products, including those sold to domestic affiliates of German companies, are ultimately further manufactured or sold in Germany. These regulations, while similar in scope to those promulgated by the FDA, are often more restrictive.

     In the United Kingdom, the Company is subject to the U.K. Health and Safety at Work Act, which regulates the safety precautions required of manufacturers in the United Kingdom, and to various other regulations covering the use of genetically engineered organisms in laboratory and manufacturing processes. In certain countries, the Company's customers are subject to regulatory requirements that require additional inspection and approval of the Company's facilities prior to the shipment of products to such countries. Changes in existing federal, state or foreign laws or regulations, or the Company's inability to comply with such regulations, could have an adverse effect on the Company's business.

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

     One specific concern currently facing the industry is Creutzfeld-Jakob disease ("CJD") and new variant CJD ("nvCJD"), an often fatal disease occurring sporadically in the world at an incidence of about one per million population per year and which has been reportedly linked in some cases to bovine spongiform encephalopathy, also known as "mad cow disease". However, no evidence currently exists that CJD can be transmitted by blood or plasma products and the risk, if any, is believed to be small and at present only theoretical. While no acceptable testing or screening procedure currently exists to detect CJD, it has generally been found to have a higher incidence in the older population. In response to this concern and at the request of several of its customers, the Company has ceased collecting certain antibodies from donors over the age of 59 at certain of its donor centers. As a further precaution against the theoretical transmission of nvCJD, the FDA recently issued guidance banning plasma and blood donations from individuals that had spent extended periods of time in the United Kingdom during the mad cow epidemic there from 1980 to 1996.

     Another standard voluntarily adopted by the industry relates to the acceptance of new donors. In an effort to further minimize the potential that infected plasma could enter the manufacturing process undetected, all first time donors' plasma is excluded from shipment and further manufacture unless a second, negative set of test results is also obtained on a second donation within six months, essentially precluding one-time donations. Also, in order to further shorten the "window period" during which time a donor is potentially infectious but is not detected as such by current screening tests that measure antibody response to the viruses, certain of the Company's therapeutic customers have implemented a testing method, Nucleic Acid Amplification ("NAT"), sometimes known as Polymerase Chain Reaction ("PCR") technology. PCR/NAT testing is a method used to detect the presence of genetic material of problem viruses before antibodies against those viruses can be formed. While the test is not yet required or approved by the FDA, the Company's customers have begun testing all source plasma for hepatitis C and, in most cases, hepatitis B and HIV, as a further measure of safety.

     Although the Company does not believe that the potential loss of donors resulting from these new standards will have a material impact on its operating results, there is no assurance that the long-term impact of these standards, or the imposition of other blood safety measures, will not have a material adverse effect on future operations.

     Certain of the products produced at the Company's protein fractionation facility in Kankakee, Illinois are considered "medical devices" under the Food, Drug and Cosmetic Act and, accordingly, are subject to its general control provisions that include requirements for registration, listing of devices, cGMP, labeling and prohibitions against misbranding and adulteration. These products, which represent an insignificant amount of the Company's sales, nonetheless subject the Company to FDA inspection and scrutiny. Furthermore, the FDA has indicated in certain guidance documents and in public meetings that it intends to more closely regulate tissue culture media, such as the Company's EX-CYTE()(R) products, that are used in the manufacture of injectable products. While there has been no indication as to how these products will be classified and therefore with which standards they will need to comply, the FDA has indicated that, at a minimum, manufactures of tissue culture media should adhere to cGMP standards. The Company currently produces EX-CYTE()(R) in a recently expanded facility that was constructed to pharmaceutical cGMP standards. The imposition of additional regulatory requirements for its protein fractionation facility could adversely affect the Company.

     Federal, state and foreign laws and regulations regarding the manufacture and sale of the Company's products are subject to future change. The Company cannot predict what impact, if any, such change might have on its business. However, such changes could have a material impact on the Company's business.

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

INFORMATION TECHNOLOGY

     The Company is currently pursuing several information technology ("IT") initiatives that it believes will streamline many of the tasks currently being performed throughout its operations. The Company also believes that certain automation initiatives could help mitigate a significant amount of risk currently borne by the Company by operating in a highly regulated environment. Most significant of these initiatives involves the automation of the Company's specialty donor center network. During 1998, the Company contracted with a third party vendor for the custom development of a software system. In the third quarter of 1999, when it was apparent to the Company that the project would not be completed in a time period and at a cost acceptable to the Company, it terminated the contract with the vendor and wrote off the $4.2 million of previously capitalized costs. In September of 1999, the Company entered into a licensing arrangement with another vendor for the use of its existing donor center management system, which it believes will be implemented sooner and for less overall costs than the previous project. The Company is currently in the process of configuring and validating the system to its specific needs and expects implementation of the system to begin at its 17 specialty donor centers in the fourth quarter of 2000.

     The Company is pursuing a number of other automation projects, including sales order processing, purchasing and invoicing and has recently upgraded its financial and accounting system. The Company anticipates that further IT expenditures may be necessary, such as a manufacturing resource planning system for its monoclonal antibody manufacturing and protein fractionation facilities.

     There can be no assurance that the Company will be successful in its IT efforts, or that the Company will achieve any of the anticipated benefits of its various IT initiatives.

THIRD PARTY REIMBURSEMENT

     In both domestic and foreign markets, sales by the Company's customers may depend in part on the availability of reimbursement from third-party payors such as government health administration authorities, private health insurers and other similar organizations. Third-party payors are continually challenging the price and cost-effectiveness of medical products and services. There can be no assurance that pricing pressures which may be experienced by the Company's customers will not adversely affect the Company because of a determination that these products are not cost effective or because of inadequate third-party reimbursement levels to such customers.

EMPLOYEES

     As of March 24, 2000, the Company employed approximately 1,205 persons, 1,120 of whom were located in the United States and 85 of whom were located in the United Kingdom. Of the Company's U.S.-based employees, 33 that were hired in connection with the acquisition of Pentex are members of a collective bargaining unit. The Company believes that its relationship with its employees is generally satisfactory.

PRODUCT LIABILITY AND INSURANCE

     The sourcing, processing and sale of the Company's products involve a risk of product and professional liability claims. The Company has obtained product liability insurance in an amount of $3.0 million per incident and $3.0 million in the aggregate per annum for each of the Company's facilities on an occurrence basis and professional liability insurance in the same amounts on a claims made basis. The Company also has a $10.0 million excess liability umbrella insurance policy. There can be no assurance that the coverage limits of the Company's insurance policies and/or any rights of indemnification and contribution that the Company may have will offset potential claims. A successful claim against the Company in excess of insurance coverage and not subject to indemnification could have a material adverse effect on the Company.

ITEM 2.  PROPERTIES

     The Company's 64 donor centers are located in 21 states and the District of Columbia, principally in the South, Southwest, Midwest and Northwest United States. The donor centers range in size from approximately

1,000 to 10,000 square feet and are generally leased with five-year terms. A majority of these leases contain renewal options that permit the Company to renew the leases for a five-year period at the then fair rental value. The Company believes that in the normal course of its business, it will be able to renew its existing leases or relocate its operations subject to regulatory approval. See Item 1, "Business -- Operations."

     The Company's central testing laboratory and international headquarters are located in Atlanta, Georgia; its monoclonal research and development laboratories and the Company's FDA licensed monoclonal antibody manufacturing facilities are located in Edinburgh, Scotland (large scale monoclonal production) and Livingston, Scotland (vialing and labeling). All of these facilities are leased with terms expiring through 2021.

     The Company's owned blood protein fractionation facility, acquired in the Pentex transaction, is a 61,000 square foot facility located on five acres in Kankakee, Illinois. The facility includes a 17,000 expansion completed during 1999 that is dedicated to the manufacturing of EX-CYTE(R).

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a party to litigation in the ordinary course of business. The Company does not believe that such litigation is likely to have a material adverse effect on its financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year ended December 26, 1999.

ITEM 4A.  EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT

     The following table sets forth the names, ages and all positions and offices with the Company held by the Company's present executive officers:

NAME                                        AGE       POSITIONS AND OFFICES PRESENTLY HELD
----                                        ---       ------------------------------------
Desmond H. O'Connell, Jr..................  64     President, Chief Executive Officer and
                                                   Director
P. Ann Hoppe..............................  60     Vice President, Regulatory Affairs
Timm M. Hurst.............................  58     Vice President, Sales and Marketing
Peter J. Pizzo, III.......................  33     Vice President, Finance, Chief Financial
                                                   Officer, Secretary and Treasurer
Toby L. Simon, M.D........................  55     Vice President, Medical and Scientific
                                                   Affairs
Keith J. Thompson.........................  42     Vice President, Diagnostic Operations

     Desmond H. O'Connell, Jr. has served as Acting President and Chief Executive Officer of the Company since September 10, 1999. Mr. O'Connell has been a Director of the Company since July 1998. Mr. O'Connell was with the BOC Group, PLC, an industrial gas and health care company, in senior management positions from 1980 to 1990 and was a member of the Board of Directors of BOC Group, PLC from 1983 to 1990. From April 1990 until September 1990, Mr. O'Connell was President and Chief Executive Officer of BOC Healthcare. From 1986 to April 1990, he was Group Managing Director of BOC Group, PLC. Prior to joining BOC, Mr. O'Connell held various positions at Baxter Laboratories, Inc. including chief executive of the Therapeutic and Diagnostic Division and Vice President, Corporate Development. Since 1990, Mr. O'Connell has been an independent management consultant and is currently a member of the Board of Directors of Abiomed, Inc., a publicly traded manufacturer and marketer of cardiac assist devices.

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

     Timm M. Hurst, has served as Vice President, Sales and Marketing of the Company since May 1998 and was Vice President from May 1997 until May 1998. From April 1994 until May 1997, Mr. Hurst served as Vice President, Sales and Marketing of the Company and from 1984 until April 1994, as Vice President in charge of clinical diagnostic products, technical services and administration of the Company. Prior to joining the Company, Mr. Hurst was the Director of Sales and Marketing for Blood Products of Delmed, Inc. Mr. Hurst is a member of AABB.

     Peter J. Pizzo, III has served as Vice President, Finance, Chief Financial Officer, Secretary and Treasurer since February 2000. From November 1999 until February of 2000, he served as the Company's Acting Chief Financial Officer and from October 1996 to November 1999 as its Director of Financial Reporting. From March 1995 until August 1996, Mr. Pizzo served as Vice President of Administration, Secretary, Treasurer and Controller of ValueMark Healthcare Systems, Inc., a chain of psychiatric hospitals. From July 1992 until March of 1995, Mr. Pizzo served in various capacities at Hallmark Healthcare Corporation, a publicly held hospital management company, most recently as Treasurer.

     Toby L. Simon, M.D. has served as Vice President, Medical and Scientific Affairs since March 1997. As of March 2000, Dr. Simon been appointed by the United States Department of Health and Human Services to serve on the Blood Products Advisory Committee of the Food and Drug Administration. From March 1990 until joining the Company, Dr. Simon served in various capacities with Blood Systems, Inc., an organization of blood and plasma centers ("BSI"), and its research affiliate, Blood Systems Foundation ("BSF"), most recently as President of BSF from March 1995 until March 1997 and President and Chief Executive Officer of BSI from March 1991 until March 1995. Dr. Simon is certified in internal medicine and hematology by the American Board of Internal Medicine and in blood banking by the American Board of Pathology.

     Keith J. Thompson has served as Vice President, Diagnostic Operations since January 1998. Prior to his appointment as Vice President, Mr. Thompson served in various capacities at Serologicals, Ltd. (formerly known as Bioscot, Ltd.) ("Bioscot") since 1985, including as Managing Director from January 1995 until December 1997 and as Operations Director from November 1992 until December 1994.

     In addition, the following individuals serve as key employees of the
Company:

     Terry Dobson, 54, has served as Vice President, International Development of the Company since January 1995. Mr. Dobson was Managing Director of Bioscot from January 1990 to January 1995. Prior to joining the Company upon the Company's acquisition of Bioscot, Mr. Dobson served as the Business Manager, FDA Responsible Head and a director of Bioscot.

     M. Dwain Wilcox, 32, has served as Vice President, Information Systems since joining the Company in October 1998. Prior to joining the Company, Mr. Wilcox held several positions at Lanier Worldwide, a subsidiary of Harris Corporation, most recently as Director, Systems Integration from June 1996 until October 1998 and Program Manager, System Integration from November 1993 until June 1996.

                                    PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     The Company's common stock was initially offered to the public on June 15, 1995 at a price of $5.11 per share and trades on the Nasdaq Stock Market under the symbol "SERO."

     The Company declared a three-for-two split of its common stock effective August 14, 1998 for shareholders of record on July 31, 1998. All price and share amounts herein are adjusted to reflect the effect of such split.

     On March 20, 2000, the closing price of the common stock was $7.03 per share. As of March 20, 2000, there were 120 holders of record and approximately 5,600 beneficial holders of the Company's common stock.

     The Company has not paid any cash dividends on its common stock to date. The payment of cash dividends, if any, in the future is within the discretion of the Board of Directors and will depend on the

Company's earnings, its capital requirements and financial condition. It is the present intention of the Board of Directors to retain all earnings, if any, for use in the Company's business operations and, accordingly, the Board of Directors does not expect to declare or pay any cash dividends in the foreseeable future. In addition, under the Company's Third Amended and Restated Credit Agreement dated as of October 28, 1999, with Bank of America, N.A., et al there are limitations on the Company's ability to pay cash dividends.

     The following table sets forth the high and low sale prices for the Company's common stock for the periods indicated as reported by Nasdaq.

                                                               HIGH      LOW
                                                              ------    ------
YEAR ENDED DECEMBER 26, 1999
  QUARTER ENDED
  March 28..................................................  $30.75    $11.38
  June 27...................................................   15.75      5.00
  September 26..............................................   10.00      3.22
  December 26...............................................    8.75      3.25
YEAR ENDED DECEMBER 27, 1998
  QUARTER ENDED
  March 29..................................................  $19.58    $15.42
  June 28...................................................   22.50     16.67
  September 27..............................................   26.00     16.75
  December 27...............................................   30.38     18.00

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data have been derived from the Consolidated Financial Statements of the Company. These data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and notes thereto included elsewhere in this Form 10-K. The statements of operations data and balance sheet data as of and for the years ended December 31, 1995, December 29, 1996, December 28, 1997, December 27, 1998 and December 26, 1999 have been derived from the audited Consolidated Financial Statements of the Company.

                                         1995       1996        1997        1998        1999
                                        -------    -------    --------    --------    --------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales.............................  $52,124    $65,571    $ 97,534    $123,072    $129,744
Costs and Expenses
  Cost of sales.......................   31,525     38,752      62,065      81,242      94,157
  Selling, general and administrative
     expenses.........................   10,190     11,636      14,222      14,948      18,041
  Other expense, net..................    1,328      1,847       2,713       2,696       4,513
  Interest expense (income), net......    2,116        220        (532)       (846)        543
  Special charges.....................       --         --          --          --      33,969
                                        -------    -------    --------    --------    --------
Income (loss) before income taxes and
  extraordinary loss..................    6,965     13,116      19,066      25,032     (21,479)
Provision (benefit) for income
  taxes...............................    2,499      4,866       7,064       8,687      (6,017)
                                        -------    -------    --------    --------    --------
Income (loss) before extraordinary
  loss................................    4,466      8,250      12,002      16,345     (15,462)
Extraordinary loss on early retirement
  of debt, net of income taxes........   (1,823)       (14)         --          --          --
                                        -------    -------    --------    --------    --------
NET INCOME (LOSS).....................    2,643      8,236      12,002      16,345     (15,462)
Accretion of common stock put
  warrants............................      (46)        --          --          --          --
                                        -------    -------    --------    --------    --------
NET INCOME (LOSS) available for common
  stockholders........................  $ 2,597    $ 8,236    $ 12,002    $ 16,345    $(15,462)
                                        =======    =======    ========    ========    ========
NET INCOME (LOSS) PER COMMON
  SHARE -- BASIC:
  Income (loss) before extraordinary
     loss.............................  $  0.27    $  0.41    $   0.54    $   0.68    $  (0.65)
  Extraordinary loss..................    (0.11)        --          --          --          --
                                        -------    -------    --------    --------    --------
  Net income (loss)...................  $  0.16    $  0.41    $   0.54    $   0.68    $  (0.65)
                                        =======    =======    ========    ========    ========
NET INCOME (LOSS) PER COMMON
  SHARE -- DILUTED:
  Income (loss) before extraordinary
     loss.............................  $  0.26    $  0.38    $   0.51    $   0.63    $  (0.65)
  Extraordinary loss..................    (0.11)        --          --          --          --
                                        -------    -------    --------    --------    --------
  Net income (loss)...................  $  0.15    $  0.38    $   0.51    $   0.63    $  (0.65)
                                        =======    =======    ========    ========    ========
WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING:
  Basic...............................   16,160     20,210      22,249      24,001      23,617
                                        =======    =======    ========    ========    ========
  Diluted(1)..........................   17,204     21,482      23,789      25,942      23,617
                                        =======    =======    ========    ========    ========
BALANCE SHEET DATA:
Working capital.......................  $ 6,174    $20,705    $ 37,425    $ 56,164    $ 50,172
Total assets..........................   50,234     80,837     123,492     147,331     156,898
Long-term debt, less current
  maturities..........................    6,751        147       4,446         878      30,000
Stockholders' equity..................   36,577     67,804     103,285     129,009     103,224

---------------
(1) The dilutive effect of stock options and warrants has been calculated according to the treasury stock method using the initial public offering price of $5.11 per share for all periods presented prior to June 14, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  General

     The Company is a leading worldwide provider of biological materials and services to major healthcare companies. The Company provides value-added antibody-based products that are used as the active ingredients in therapeutic products for the treatment and management of diseases such as Rh incompatibility in newborns, rabies and hepatitis and in diagnostic products such as blood typing reagents and diagnostic test kits. Through its protein fractionation facility, the Company provides a variety of proteins used in diagnostic reagents and tissue culture media components for use as additives in biotech products. The Company is also engaged in the development, manufacturing and sale of monoclonal antibodies at its facilities in the United Kingdom. As of March 24, 2000, the Company operated 64 donor centers, 17 of which specialize in the collection of specialty antibodies and 47 of which primarily collect source plasma containing non-specialty antibodies from which a number of products, primarily IVIG, are produced.

     Owing in part to increasing margin pressures and the inability of the Company to pass increased costs on to its customers, the Company is currently performing a strategic review of its non-specialty antibody operations, and is in discussions which could result in a divestiture of all or a portion of its 47 non-specialty donor centers.

     On December 29, 1998, the Company acquired Pentex for $29 million. Pentex, renamed Serologicals Proteins, provides a full range of over 100 distinct animal protein products derived from different animal species. A number of these products, such as bovine serum albumin (BSA), are primarily supplied to healthcare companies for use in diagnostic reagents. The Company also provides a line of highly purified animal proteins known as tissue culture media components that are used primarily by biopharmaceutical companies as nutrient additives in cell culture media. One example of these media components is Bovine
EXCYTE(R), Growth Enhancement Media Supplement, which is produced through a patented manufacturing process. The Company accounted for the acquisition as a purchase in accordance with Accounting Principles Board Opinion No. 16.

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

     The activities of the Therapeutic Products segment primarily include the collection and sale of specialty and non-specialty human antibodies that are used as the active ingredients in therapeutic products for the treatment and management of various diseases. The activities of the Diagnostic Products segment include the Company's monoclonal antibody production facilities and certain human-sourced, polyclonal antibodies. While an increasing number of Pentex(R)-branded products are being used in therapeutic end products, the management of this business is performed within the Company's diagnostic business unit and, accordingly, is included in the Diagnostic Products reportable business segment. The antibodies and other proteins provided by the Diagnostic Products segment are used in diagnostic products such as blood typing reagents and diagnostic test kits and as nutrient additives in biotech products.

  1999 Review

     During April 1999, the Company was notified by two of its international customers that their fractionation facilities used in the manufacture of anti-D immune globulin would be closed for extended periods of time for various quality control enhancements, due in part to changing regulatory requirements, and in one case, the validation of manufacturing procedures relating to the customer's product. These cancellations, coupled with a general softness in the anti-D market, led to 1999 anti-D sales that were approximately 40% lower than the previous year. The Company expects a modest recovery in anti-D sales in 2000.

     During the third quarter of 1999, the Company discovered during an internal quality assurance audit that a limited number of product tests performed at its central testing laboratory in Atlanta, Georgia had not been performed in strict accordance with the Company's standard operating procedures regarding sample storage requirements. Pending a full investigation of the matter, the Company ceased shipping all products that had been tested at its laboratory, including those tested after the deviation from standard operating procedures had been identified and corrected. While the affected units that were ultimately deemed unusable and thus written off amounted to less than $400,000, shipment of the unaffected units were put on hold pending final Company and customer approval. As of December 26, 1999, the Company had shipped the majority of the product delayed as a direct result of this issue.

     During 1999, the Company recorded special charges totaling approximately $34.0 million. These charges consisted of (i) a $24.9 million non-cash asset impairment charge relating to a partial write-off of the goodwill of the Company's non-specialty antibody business; (ii) $2.0 million in product claims;
(iii) a $1.2 million non-cash expense for the write down to estimated fair market value and $117,000 on the subsequent loss on disposition of the Company's clinical trial site; (iv) a $4.2 million non-cash write-off of previously capitalized software development costs resulting from the cancellation of a custom development project in favor of an alternative vendor; and (v) $1.6 million of separation and other employee benefits payable to the Company's former chief executive officer, its chairman of the board and approximately 12 other corporate-based employees.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). This statement summarizes certain staff views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101 provides additional guidance regarding when revenue is realized, earned and properly recognized. As part of its assessment of its compliance with SAB 101, the Company determined that its revenue recognition policy as it related to the timing of recording sales under an existing arrangement with a single customer of its Serologicals Proteins subsidiary should be amended. The Company also had significant changes in its operations during 1999, which it believes caused certain errors to occur in recording certain sales, cost of sales and other expenses in the first three fiscal quarters of 1999 that were previously undetected. As a result, the Company has restated its unaudited results of operations for the first three fiscal quarters of 1999. These items related only to the Company's 1999 unaudited quarterly operating results and had no impact on previously reported cash flows. See Note 15 to Notes to Consolidated Financial Statements where the restated unaudited quarterly results of operations are presented.

  Industry Trends

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

     While the Company continues to be adversely impacted by reduced collections of non-specialty antibodies, increased collection costs of certain of its products, delayed or reduced shipments of certain products and the other factors identified above, it believes that the current supply and demand factors affecting the industry could enhance the pricing of non-specialty antibodies in the long term. However, the Company does not anticipate profitability of this product to return to its historical levels. Due in part to the strength of the end-use demand, the Company does remain optimistic about the longer-term potential for specialty antibodies, including anti-hepatitis, anti-rabies and anti-D.

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

     In order to meet this increased demand for, and to improve the profitability of, its non-specialty antibody business, the Company has pursued various alternatives to increase production at its non-specialty donor centers. However, the Company believes that the non-specialty antibody business may no longer match its strategic objectives of providing high margin, value-added products to the pharmaceutical, biotechnology and diagnostic industries. As a result, the Company has been performing a strategic review of its non-specialty operations, and is in discussions which could result in a divestiture of all or a portion of its 47 non-specialty donor centers. However, there can be no assurance that the Company's efforts will be successful, or that any further impact related to any of the factors discussed above will not have a material adverse effect on the Company or its operations.

RESULTS OF OPERATIONS

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto. The following table sets forth certain consolidated operating data of the Company as a percentage of net sales for the fiscal years indicated below.

                                                              1997     1998     1999
                                                              -----    -----    -----
Net sales...................................................  100.0%   100.0%   100.0%
Gross profit................................................   36.4%    34.0%    27.4%
Selling, general and administrative expenses................   14.6%    12.1%    13.9%
Income before special charges and income taxes..............   19.5%    20.3%     9.6%

YEARS ENDED DECEMBER 26, 1999 AND DECEMBER 27, 1998

NET SALES

CONSOLIDATED

     Consolidated net sales increased 5.4%, or approximately $6.7 million, from $123.1 million in 1998 to $129.7 million in 1999. Of the increase, approximately $20.3 million was attributable to the acquisition of Pentex, which was offset by a net decrease in sales from its other operations.

THERAPEUTIC PRODUCTS

     Net sales of Therapeutic Products decreased approximately $11.0 million, or 10.8%, from $102.1 million in 1997 to $91.1 million in 1999. The decrease was primarily the result of a decrease in sales of anti-D antibodies of approximately $15.2 million, due in large part to the cancellation of sales from two customers, offset by an increase in sales of non-specialty antibodies. The increase in sales of non-specialty antibodies was due in large part to an increase in the percentage of the product sold on a "gross" pricing basis, for which the increased selling price is reflective of the Company's provision of laboratory testing services and certain donor supplies that were previously borne by the customer on a net basis. Total net sales of specialty antibodies decreased approximately $14.9 million, or 32.6%, from $45.7 million in 1998 to $30.8 million in the current year, while sales of non-specialty antibodies increased $3.8 million, or 6.7%, from $56.4 million in 1998 to $60.2 million in the current year.

DIAGNOSTIC PRODUCTS

     Net sales of Diagnostic Products increased approximately $17.7 million, or 88.0%, from $20.1 million in 1998 to $37.8 million in the current year. Substantially all of the increase was attributable to the acquisition of Pentex. Total net sales of monoclonal antibodies decreased $941,000, or 7.7%, from $12.3 million in 1998 to $11.3 million in 1999. The remaining net sales, primarily human-sourced antibodies used in blood typing reagents and diagnostic test kits, decreased approximately $1.6 million, or 21.0%, from $7.8 million in the prior year to $6.2 million in 1999.

GROSS PROFIT

CONSOLIDATED

     Consolidated gross profit decreased 14.9%, or approximately $6.2 million, from $41.8 million in 1998 to $35.6 million in the current year. This decrease resulted primarily from decreased gross profit resulting from decreased sales from existing operations, offset by approximately $10.6 million resulting from the acquisition of Pentex. Gross profit as a percentage of net sales ("gross margin") decreased from 34.0% in 1998 to 27.4% in the current year, largely as a result of lower production at many of the Company's primarily non-specialty donor centers and production decreases of anti-D antibodies due to reduced orders, resulting in decreased fixed cost absorption and a lower gross profit per unit. Furthermore, the Company has experienced increased costs of regulatory compliance.

THERAPEUTIC PRODUCTS

     Gross profit from Therapeutic Products decreased approximately $13.6 million, or 45.9%, from $29.6 million in 1998 to $16.0 million in the current year. This decrease was primarily due to lower sales of relatively higher margin anti-D antibodies and lower gross profit per unit due to planned production decreases in light of reduced orders. Additionally, gross profit on non-specialty antibodies decreased, primarily as a result of the level of non-specialty antibody production. Gross margin decreased from 29.0% in 1998 to 17.6% in 1999, primarily as a result of the increase in sales of non-specialty antibodies as a percent of total Therapeutic Products sales, from 55% in 1998 to 66% in the current year. Finally, gross margin was also impacted by the increase in the percentage of non-specialty antibodies sold on a gross basis, as there was relatively insignificant gross profit attributed to the additional revenue.

DIAGNOSTIC PRODUCTS

     Gross profit from Diagnostic Products increased approximately $7.9 million, or 64.0%, from $12.3 million in 1998 to $20.1 million in 1999. The majority of this increase was attributable to the acquisition of Pentex at the beginning of the current fiscal year, offset by lower gross profit from existing operations. The decrease in gross profit from existing operations was primarily a result of lower sales of monoclonal antibodies, and to a lesser degree, lower gross profit per unit of sales of certain diagnostic products. Gross margin for the Diagnostic Products segment decreased from 61.1% to 53.3%, primarily due to lower sales of relatively higher margin monoclonal antibodies.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Consolidated selling, general and administrative expenses increased 20.7%, or $3.1 million, from $14.9 million in 1998 to $18.0 million in the current year. Of the increase, approximately $2.3 million was attributable to ongoing selling, general and administrative expenses incurred as a result of the Pentex acquisition, while the remainder was due to increases in general corporate overhead, offset by decreased product development expenses.

OTHER EXPENSE, NET

     Consolidated other expense, net, which primarily consists of amortization of goodwill and other intangible assets and gains and losses from foreign currency translations, increased approximately $1.8 million, or 67.4%, from $2.7 million in 1998 to $4.5 million in the current year. Of the increase, approximately $784,000 was the result of additional amortization expense associated with a decrease in the useful lives used in amortizing intangible assets of the Company's non-specialty antibody business and approximately $772,000 was attributable to amortization expense related to the Pentex acquisition completed at the beginning of the year.

INTEREST EXPENSE (INCOME), NET

     Consolidated interest expense (income), net increased approximately $1.4 million, from net interest income of $846,000 in 1998 to net interest expense of $543,000 in 1999. The increase was primarily attributable to the borrowings under the Company's Revolver (as hereafter defined), used primarily in the repurchase of approximately $17.0 million of the Company's common stock and to fund working capital during the third and fourth quarters of 1999 when the Company experienced shipping delays for a significant number of its products.

PROVISION (BENEFIT) FOR INCOME TAXES

     The provision (benefit) for income taxes as a percentage of income (loss) before income taxes decreased from 34.7% in 1998 to 28.0% in 1999. This change was primarily due to the non-deductible portion of goodwill written off during 1999.

YEARS ENDED DECEMBER 27, 1998 AND DECEMBER 28, 1997

NET SALES

CONSOLIDATED

     Consolidated net sales increased 26.2%, or approximately $25.5 million, from $97.5 million in 1997 to $123.1 million in 1998. Of this increase, approximately $17.0 million was attributable to increased sales from existing operations, while the remainder, or approximately $8.5 million, was attributable to the full-period effect of acquisitions completed during 1997 and 1998.

THERAPEUTIC PRODUCTS

     Net sales of Therapeutic Products increased approximately $22.9 million, or 28.9%, from $79.2 million in 1997 to $102.1 million in 1998. Of this increase, approximately $16.5 million was from increased sales of antibodies from existing operations, most significantly anti-D, and to a lesser extent, non-specialty antibodies.

The increase in sales of anti-D antibodies was a result of both pricing and volume increases, while the increase in sales of non-specialty antibodies was due in large part to an increase in the percentage of the product sold on a "gross" pricing basis. The remainder of the increase, or approximately $6.3 million, was the result of acquisitions completed during 1997 and 1998. The majority of the sales attributable to the acquisitions was of non-specialty antibodies. Total net sales of specialty antibodies increased approximately $11.0 million, or 31.8%, from $34.7 million in 1997 to $45.7 million in 1998, while total net sales of non-specialty antibodies increased approximately $11.9 million, or 26.6%, from $44.6 million in 1997 to $56.4 million in 1998.

DIAGNOSTIC PRODUCTS

     Net sales of Diagnostic Products increased approximately $1.8 million, or 10.0%, from $18.3 million in 1997 to $20.1 million in 1998. Of the increase, $492,000 was primarily the result of increased sales of antibodies used in blood typing reagents, which were offset by marginal decreases in certain other diagnostic products. The remainder of the increase, or $1.4 million, was attributable to an acquisition completed during 1997. Total net sales of monoclonal antibodies increased $430,000, or 3.6%, from $11.8 million in 1997 to $12.3 million in 1998. The remaining net sales, primarily human-sourced antibodies used in blood typing reagents and diagnostic test kits, increased approximately $1.4 million, or 22.0%, from $6.4 million in 1997 to $7.8 million in 1998.

GROSS PROFIT

CONSOLIDATED

     Consolidated gross profit increased 17.9%, or approximately $6.4 million, from $35.5 million in 1997 to $41.8 million in 1998. Of this increase, approximately $5.1 million was the result of increased sales from existing operations, while approximately $1.3 million was attributable to acquisitions completed during 1997 and 1998. Gross margin decreased from 36.4% in 1997 to 34.0% in 1998, largely as a result of lower than anticipated production at many of the Company's primarily non-specialty donor centers, resulting in decreased fixed cost absorption and lower gross profit per unit, and a changing pricing mix of non-specialty antibody sales.

THERAPEUTIC PRODUCTS

     Gross profit from Therapeutic Products increased approximately $4.2 million, or 16.5%, from $25.4 million in 1997 to $29.6 million in 1998. This increase was due to additional gross profit from existing operations, primarily a result of increased sales of anti-D, offset by lower gross profit on several product lines, most notably non-specialty antibodies, and higher depreciation expense. Gross margin decreased from 32.0% in 1997 to 29.0% in 1998, primarily as a result of the level of non-specialty antibody production. Gross margin was also impacted by the increase in the percentage of non-specialty antibodies sold on a gross basis, as there was relatively insignificant gross profit attributed to the additional revenue.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Consolidated selling, general and administrative expenses increased 5.1%, or $726,000, from $14.2 million in 1997 to $14.9 million in 1998. The increase was primarily due to a general increase in corporate overhead, in particular expenditures for information systems and related personnel, as well as legal, accounting and other expenses related to the Company's acquisition activities. This increase was net of a decrease in product development expenses, primarily attributable to a reduction in expenditures relating to the development of a therapeutic monoclonal anti-D product. Selling, general and administrative expenses, as a percentage of consolidated net sales, decreased from 14.6% in 1997 to 12.2% in 1998, due to the higher average selling price for non-specialty antibodies, which required only minimally higher general and administrative expenses.

OTHER EXPENSE, NET

     Consolidated other expense, net, which primarily consists of amortization of goodwill and other intangible assets and gains and losses from foreign currency translations, was essentially unchanged from 1997 to 1998.

INTEREST INCOME, NET

     Consolidated interest income, net increased $314,000, or 59.0%, from $532,000 in 1997 to $846,000 in 1998. The increase was primarily attributable to higher average cash and cash equivalent balances during 1998 and lower average borrowings outstanding during the year, offset by lower average interest rates earned on invested cash balances.

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

LIQUIDITY AND CAPITAL RESOURCES

     The following table sets forth certain indicators of consolidated financial condition and liquidity of the Company as of the following fiscal year ends:

                                                       1997        1998        1999
                                                     --------    --------    --------
Cash and cash equivalents..........................  $ 31,812    $ 34,940    $  3,294
Working capital....................................    37,425      56,164      50,172
Total debt and capital lease obligations...........     6,798       5,284      32,567
Stockholders' equity...............................   103,285     129,009     103,224
Total debt to equity ratio.........................       6.6%        4.1%       31.5%

     The Company has three principal sources of near-term liquidity: (i) existing cash and cash equivalents; (ii) cash generated by operations, and (iii) borrowing capacity under the Company's revolving credit facility (the "Revolver"), which provides for a maximum borrowing capacity of $75 million. Management believes the Company's liquidity and capital resources are sufficient to meet its working capital, capital expenditure and other anticipated cash requirements over the next twelve months and may be available for use in acquisitions. However, the Company anticipates that significant acquisition or growth opportunities could require supplementary funding, including the issuance of equity or debt securities.

     Net cash used in operating activities in 1999 was $4.8 million as compared to $9.8 million provided by operating activities in the prior year, a decrease of $14.6 million. This decrease was primarily attributable to an increased investment in working capital of approximately $11.4 million versus the prior year, decreased net income of $31.8 million, and a non-cash deferred income tax benefit of $8.0 million in 1999 versus a deferred tax provision of $307,000 in 1998, offset by non-cash special charges of $34.0 million and $3.0 million of additional non-cash depreciation and amortization expense. The increased investment in working capital was primarily due to a $13.0 million larger increase in inventory versus the prior year, primarily resulting from additional quality assurance steps the Company implemented, which extended the inventory cycle time.

     Net cash used in investing activities in 1999 was $41.2 million as compared to $12.2 million in the previous year. Investing activities in 1999 consisted primarily of $28.7 million used for the acquisition of Pentex and capital expenditures of $16.3 million. Investing activities in 1998 consisted primarily of the acquisition of four donor centers and a clinical trial site for aggregate consideration of approximately $5.5 million (net of cash acquired) and $5.2 million in capital expenditures. Additionally, net cash used in investing activities in 1998 was net of the receipt of approximately $878,000 in cash for the final post closing adjustment of a 1997 acquisition.

     Capital expenditures relate primarily to the Company's facilities, related equipment and information systems. The significant expenditures of 1999 included expansion of the Company's protein fractionation facility located in Kankakee, IL, development costs relating to a donor center automation system and routine donor center expenditures including relocations and renovations. The significant expenditures of 1998 included development costs relating to a donor center automation system, the vast majority of which were written off in 1999 as discussed in "-- Overview"; expansion of the Company's international headquarters in Atlanta, Georgia; and certain donor center capital expenditures, such as storage freezer replacements

     During 2000, the Company anticipates making capital expenditures of approximately $10 million to $12 million, primarily comprised of (i) an expansion of the Company's BSA manufacturing capacity at its fractionation facility in Kankakee, Illinois; (ii) several information systems initiatives, primarily the automation of the Company's donor center network; and (iii) renovations or relocations of existing donor centers. In addition, the Company expects to purchase a site in Scotland to expand its monoclonal manufacturing operations which, if consummated, would require expenditures of approximately $2.5 million.

     Net cash provided by financing activities in 1999 was approximately $14.4 million as compared to $5.5 million in the prior year. Financing activities in 1999 primarily consisted of borrowings under the Revolver and proceeds from the exercise of stock options, offset by repurchses of common stock. Financing activities in 1998 consisted primarily of proceeds from the exercise of stock options.

     Total debt and capital lease obligations were $32.6 million at December 26, 1999, an increase of $27.3 million from December 27, 1998. The increase was primarily due to $30 million in borrowings under the Revolver to (i) partially finance the Company's share repurchase program, and (ii) to fund working capital needs during the third and fourth quarters of 1999 when the Company experienced a delay in the shipment of a significant amount of product. The increase due to borrowings under the Revolver was offset by the conversion of a $2.7 million principal portion of a convertible note into 213,219 shares of the Company's common stock.

YEAR 2000

     The Year 2000 issue results from computer-based systems that use two digits rather than four to define the applicable year. If not corrected, many computer applications could have failed or created erroneous results after December 31, 1999.

     The Company developed and implemented a plan to achieve Year 2000 readiness. This plan's activities were intended to remediate the Year 2000 issue for any non-compliant critical information technology ("IT") systems and non-IT devices in use by the Company so that the Company could continue its operations without interruption or with minimal disruption. The Company's plan also included communication with customers, suppliers, outsource laboratories, financial institutions and other third parties with which it has a material relationship to determine the expected degree of their Year 2000 compliance, and to monitor their progress towards Year 2000 readiness. The Company's Year 2000 plan included five primary phases: (1) inventory, (2) assessment, (3) remediation, (4) testing/validation, and (5) implementation. The Company used a risk-based analysis of its operations to identify those items that are critical to the Company and at risk.

     As of December 31, 1999, all necessary implementation efforts were completed. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. While the Company does not expect any material Year 2000 issues in the future, it will continue to monitor its IT systems and those of its suppliers and vendors to ensure that any latent Year 2000 matters that may arise are addressed promptly. The total costs of the Company's Year 2000 compliance program were approximately $200,000.

MARKET RISK

     The Company is exposed to market risk from changes in foreign currency exchange rates and, to a lesser extent, interest rates, which could affect its future results of operations and financial condition. The Company manages its exposure to these risks through its regular operating and financing activities.

  Foreign Currency Exchange Rates

     The Company's foreign-based operations are conducted primarily through its Serologicals, Ltd. subsidiary located in the United Kingdom. In 1997, 1998 and 1999, foreign-based operations accounted for approximately 14%, 10% and 9% of net sales and approximately 15%, 21%, and 29% of income from operations (sales minus cost of sales and selling, general and administrative expenses), respectively.

     The functional currency of Serologicals, Ltd. is the British pound sterling. Fluctuations in foreign exchange rates can impact operating results, including net revenues and expenses, when translations of the subsidiary financial statements are made in accordance with SFAS No. 52, "Foreign Currency Translation." Furthermore, the Company transacts business in various foreign currencies, subjecting it to exposure from movements in the exchange rates of those countries. However, a large portion of the Company's sales to foreign countries is denominated in U.S. currency, thus mitigating a significant portion of this risk. It has not been the Company's practice to hedge its assets and liabilities in the U.K. or its intercompany transactions and, accordingly, has not used derivatives or other off-balance sheet items to manage any significant foreign currency exchange risk. In 1997, 1998 and 1999, the Company recorded foreign currency transaction gains (losses) of approximately ($10,000), ($76,000), and $240,000, respectively.

  Interest Rates

     The Company's outstanding indebtedness as of December 26, 1999 is comprised primarily of $30 million outstanding under the Revolver, and a convertible note payable with an outstanding balance of approximately $2.6 million. The Revolver was comprised of a $20 million, 30-day LIBOR-based loan bearing interest at LIBOR plus 1.25%, or 6.84% and a $10 million 30-day LIBOR-based loan bearing interest at LIBOR plus 1.25%, or 7.72%. The convertible note bears interest at a fixed rate of 4.0%. Due primarily to the relatively short duration of obligations outstanding under the Company's revolving credit facility, the Company does not believe it has a material exposure to fluctuations in interest rates.

OUTLOOK

  Therapeutic Products

     Demand for non-specialty antibodies remains strong and generally exceeds the Company's ability to supply targeted amounts to its customers. However, the Company expects continued margin pressure on this product line unless and until it is able to increase its collections of this product and its selling prices to its customers. Furthermore, the Company believes that the non-specialty antibody business may no longer match its primary strategic objectives of providing high margin, value-added products to the pharmaceutical, biotechnology and diagnostic industries. As a result, the Company has been performing a strategic review of its non-specialty operations, and is in discussions that could result in a divestiture of all or a portion of its 47 non-specialty donor centers. However, there can be no assurance that the Company will be successful in any of these efforts, including divesting or otherwise successfully restructuring its non-specialty operations, or that any further impact from the factors affecting the business will not have a material adverse effect on the Company or its operations.

     The Company expects a modest recovery in anti-D sales in 2000. However, further operational adjustments may be required, including reducing the level of anti-D specialty antibody collections, which could adversely affect the per unit production costs of anti-D and other specialty therapeutic products.

     Demand for the Company's other specialty antibody products, anti-HBs and anti-rabies, continues to be strong and is expected to increase in 2000. The Company believes that the demand for anti-HBs may exceed its current production capabilities and is pursuing various strategies to increase production at its 17 specialty donor centers.

  Diagnostic Products

     The Company anticipates moderate increases in sales of polyclonal antibodies used in blood typing reagents and diagnostic test kits, and more substantial increases during 2000 in sales of monoclonal antibodies, primarily as a result of the potential of the outsource manufacturing work the Company is performing for a major diagnostic customer. The Company expects demand for its Pentex(R) line of blood protein products, in particular the EX-CYTE(R) line of tissue culture media, to continue to increase. During 1999, the Company completed a $13 million expansion of its manufacturing facilities in Kankakee, Illinois that is dedicated to the manufacture of EX-CYTE(R). The Company is also currently undergoing a $2 million expansion of the Pentex(R) bovine serum albumin (BSA) manufacturing operations, which it expects to complete during the latter part of 2000. This expansion is expected to increase BSA production capacity by approximately 30%, in order to meet current and expected customer demand.

     The Company is developing a line of monoclonal antibodies to be used as controls in diagnostic test kits, which were historically derived from human donors. While sales to date have not been significant, the Company believes that this product line could provide additional opportunities for growth in Diagnostic Products.

     The Company believes that in addition to the aforementioned internal growth potential, opportunities exist to expand its diagnostic operations through selective acquisitions that are complementary to its existing monoclonal and protein fractionation operations. However, there can be no assurance that the Company will be successful in achieving any or all of the elements of its strategy.

     The industries in which the Company operates are subject to strict regulation and licensing by the FDA. Similar or more restrictive regulation exists in many of the states and foreign countries where the Company and its customers conduct business. Changes in existing federal, state or foreign laws or regulations could have an adverse effect on the Company's business. See Item 1.-Business-"Government and Industry Regulation".

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No.133"). SFAS No. 133 requires derivative instruments to be recorded on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in values of derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, which defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company does not believe that the adoption of SFAS No. 133 will have a material effect on its results of operations and financial position.

     In December 1999, the Securities and Exchange Commission issued SAB No.
101. This statement summarizes certain staff views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101 provides additional guidance regarding when revenue is realized, earned and properly recognized. As part of its assessment of its compliance with SAB 101, the Company determined that its revenue recognition policy as it related to the timing of recording sales under an existing arrangement with a single customer of its Serologicals Proteins subsidiary should be amended. As a result, the Company has restated its unaudited results of operations for the second and third quarters of 1999. See Note 15 to Notes to Consolidated Financial Statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Quantitative and qualitative disclosures about market risk are discussed under the caption "Market Risk" in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by Items 10, 11, 12 and 13 will be contained in the Company's definitive proxy statement which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 26, 1999 and such information is incorporated herein by reference. Certain information concerning the executive officers and certain key employees of the Company is set forth in Part I under the caption "Executive Officers and Key Employees of the Registrant."

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a) Financial Statements

     The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

(b) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the forth quarter of the fiscal year ended December 26, 1999.

(c) Exhibits

 3.1     Amended and Restated Certificate of Incorporation (Exhibit
         3.3 to the Registrant's Registration Statement on Form S-1
         (File No. 33-91176), effective June 14, 1995, is hereby incorporated by reference).
 3.2     Amended and Restated By-laws (Exhibit 3.4 to the Company's
         Registration Statement on Form S-1 (File No. 33-91176), effective June 14, 1995, is hereby incorporated by reference).
 4.1     Specimen Common Stock Certificate (Exhibit 4.1 to the
         Company's Registration Statement on Form S-1 (File No.
         33-91176), effective June 14, 1995, is hereby incorporated by reference).
 4.2.1 Specimen Form of Rights Certificate (incorporated herein by reference to Exhibit 2.1 of the Registration Statement on Form 8-A filed August 10, 1999).
 4.2.2 Form of Rights Agreement, dated as of August 2, 1999, between the Company and State Street Bank & Trust Company,
         N.A. (incorporated herein by reference to Exhibit 2.2 of the Registration Statement on Form 8-A filed August 10, 1999).
 4.2.3 Form of Certificate of Designation, Preferences and Rights of Series B Preferred Stock (incorporated herein by reference to Exhibit 2.3 of the Registration Statement on Form 8-A filed August 10, 1999).

 4.2.4 Summary of Rights Plan (incorporated herein by reference to Exhibit 2.4 of the Registration Statement on Form 8-A filed
         August 10, 1999).
10.1.1   Second Amended and Restated Credit Agreement, dated as of
         October 16, 1997, between the Company and NationsBank NA
         (Exhibit 10.1.1 to the Company's Annual Report on Form 10-K for the period ended December 28, 1997 is hereby incorporated by reference).
10.1.2   Third Amended and Restated Credit Agreement, dated as of
         September 28, 1999, between the Company and Bank of America, d/b/a NationsBank NA, Wachovia Bank, LaSalle National Bank and National Bank of Canada, Atlanta (Exhibit 10.1 to the
         Company's Quarterly Report on Form 10-Q for the period ended
         September 26, 1999 is hereby incorporated by reference).
10.3     Warrant of the Company dated March 9, 1993 issued to State
         Street Bank & Trust Company (Exhibit 10.10 to the
         Registrant's Registration Statement on Form S-1 (File No.
         33-91176), effective June 14, 1995, is hereby incorporated by reference).
10.3.1   Amendment to Warrant of the Company issued to State Street
         Bank & Trust Company (Exhibit 10.10.1 to the Company's
         Registration Statement on Form S-1 (File No. 33-91176), effective June 14, 1995, is hereby incorporated by reference).
10.3.2   Amendment to Warrant of the Company issued to State Street
         Bank & Trust Company (Exhibit 10.10.2 to the Company's
         Registration Statement on Form S-1 (File No. 33-91176), effective June 14, 1995, is hereby incorporated by reference).
10.4 Plasma Purchase Agreement, dated as of December 20, 1994, between Seramune, Inc. (now known as Seramed, Inc.) and
         Bayer, Inc. (Exhibit 10.11 to the Company's Registration
         Statement on Form S-1 (File No. 33-91176), effective June
         14, 1995, is hereby incorporated by reference).
10.6     Employment Agreement, dated as of March 8, 1993, between
         Serologicals, Inc. and Harold J. Tenoso, as amended (Exhibit
         10.13 to the Company's Registration Statement on Form S-1
         (File No. 33-91176), effective June 14, 1995, is hereby incorporated by reference).
10.6.1   Separation Agreement between the Company and Harold J.
         Tenoso.
10.7     1994 Second Amended and Restated Omnibus Incentive Plan
         (Exhibit 10.7.1 to the Company's Annual Report on Form 10-K for period ended December 27, 1998, is hereby incorporated by reference).
10.8     Forms of Stock Option Agreement (Exhibit 10.15 to the
         Company's Registration Statement on Form S-1 (File No.
         33-91176), effective June 14, 1995, is hereby incorporated by reference).
10.8.1   Forms of First Revised Stock Option Agreements (Exhibit
         10.12.1 to the Company's Annual Report on Form 10-K for the period ended December 31, 1995, is hereby incorporated by reference).
10.8.2   Forms of Second Revised Stock Option Agreements (Exhibit
         10.10.2 to the Company's Annual Report on Form 10-K for the period ended December 29, 1996, is hereby incorporated by reference).+
10.8.3   Forms of Third Revised Stock Option Agreements (Exhibit
         10.8.3 to the Company's Annual Report on Form 10-K for the period ended December 27, 1998 is hereby incorporated by reference).
10.9     Amended and Restated 1995 Non-Employee Directors' Stock
         Option Plan (Exhibit 10.9.1 to the Company's Annual Report on Form 10-K for the period ended December 27, 1998 is hereby incorporated by reference).
10.10    Form of Indemnification Agreement (Exhibit 10.16 to the
         Company's Registration Statement on Form S-1 (File No.
         33-91176), effective June 14, 1995, is hereby incorporated by reference).
10.11    1996 Employee Stock Purchase Plan (Exhibit 10.18 to the
         Company's Annual Report on Form 10-K for the period ended
         December 31, 1995, is hereby incorporated by reference).

10.12    Employment Agreement between the Company and Charles P.
         Harrison (Exhibit 10.19 to the Company's Annual Report on
         Form 10-K for the period ended December 31, 1995, is hereby incorporated by reference).+
10.13    Purchase Agreement, dated March 6, 1997, among Serologicals
         Corporation, Seramune, Inc., Seronat Plasma, Inc., Nations
         Biologics, Inc., Decatur Plasma, Inc., Bloomington Plasma,
         Inc., Lake Forest Plasma Center, Inc., Southwest Plasma
         Company, Inc., Riverfront Plasma Company, Inc., Green Street
         Biological Corp., Silver State Plasma Products, Inc., Rodney
         L. Savoy, Barry J. Heinen, Noel P. Dragon, Jr. and La Savoy
         Famille, L.C. (Exhibit 2.1 to the Company's Current Report on Form 8-K, dated March 21, 1997, is hereby incorporated by reference).
10.14 Promissory Note, dated March 6, 1997 from the Company in favor of Rodney L. Savoy (Exhibit 99 to the Company's
         Current Report on form 8-K, dated March 21, 1997, is hereby incorporated by reference).
10.15    Employment Agreement between the Company and Terence Dobson
         (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 1996, is hereby incorporated by reference).+
10.16    Serologicals Corporation 1996 UK Sharesave Scheme (Exhibit
         10.9 to the Company's Annual Report on Form 10-K for the period ended December 29, 1996, is hereby incorporated by reference).+
10.17    Employment Agreement between the Company and P. Anne Hoppe
         (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 1997, is hereby incorporated by reference).+
10.18    Employment Agreement between the Company and Toby L. Simon,
         M.D. (Exhibit 10.2 to the Company's Quarterly Report on Form
         10-Q for the quarter ended June 29, 1997, is hereby incorporated by reference).+
10.19 Forms of Senior Executive Severance Agreement (Exhibit 10.20 to the Company's Annual Report on Form 10-K for the period ended December 27, 1998 is hereby incorporated by reference).
10.20    Forms of Executive Severance Agreement (Exhibit 10.21 to the
         Company's Annual Report on Form 10-K for the period ended
         December 27, 1998 is hereby incorporated by reference).
10.21    Serologicals Corporation Compensation Plan for Non-Employee
         Directors (Exhibit 10.22 to the Company's Annual Report on
         Form 10-K for the period ended December 27, 1998 is hereby incorporated by reference).
10.22 Agreement of Purchase and Sale, dated November 30, 1998, between Serologicals Corporation and Bayer Corporation
         (Exhibit 2.1 to the Company's Current Report on Form 8-K, dated January 12, 1999, is hereby incorporated by reference).
10.22.1  First Amendment to the Agreement of Purchase and Sale, dated
         December 29, 1998, between Serologicals Corporation and
         Bayer Corporation (Exhibit 2.2 to the Company's Current
         Report on Form 8-K, dated March 15, 1999, is hereby incorporated by reference).
10.23    Employment Agreement between the Company and Desmond H.
         O'Connell, Jr.+*
10.24    Employment Agreement between the Company and Peter J. Pizzo,
         III.+*
10.25    Severance Agreement between the Company and Timm M. Hurst+*

21       Subsidiaries of the Company (Exhibit 21 to the Company's
         Annual Report on Form 10-K for the period ended December 27,
         1998 is hereby incorporated by reference).
23.1     Consent of Arthur Andersen LLP.*
27.1     Financial Data Schedule for the year ended December 26,
         1999.*

---------------
 * Filed herewith

+ Compensatory Plan or Arrangement

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Serologicals Corporation has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on April 11, 2000.

                                          SEROLOGICALS CORPORATION
                                          (Registrant)

                                          By: /s/ DESMOND H. O'CONNELL, JR.
                                            ------------------------------------
                                                 Desmond H. O'Connell, Jr.
                                            President & Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Serologicals Corporation and in the capacities indicated on April 11, 2000:

                     SIGNATURE                                             TITLE
                     ---------                                             -----

           /s/ DESMOND H. O'CONNELL, JR.             President (Chief Executive Officer)
---------------------------------------------------
             Desmond H. O'Connell, Jr.

              /s/ PETER J. PIZZO, III                Vice President/Chief Financial Officer (Principal
---------------------------------------------------    Financial and Accounting Officer)
                Peter J. Pizzo, III

           /s/ SAMUEL A. PENNINGER, JR.              Chairman of the Board of Directors
---------------------------------------------------
             Samuel A. Penninger, Jr.

          /s/ GEORGE M. SHAW, MD., PH.D.             Director
---------------------------------------------------
            George M. Shaw, MD., Ph.D.

              /s/ LAWRENCE E. TILTON                 Director
---------------------------------------------------
                Lawrence E. Tilton

              /s/ MATTHEW C. WEISMAN                 Director
---------------------------------------------------
                Matthew C. Weisman

               /s/ WADE FETZER, III                  Director
---------------------------------------------------
                 Wade Fetzer, III

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................  F-2
Consolidated Balance Sheets -- December 27, 1998 and
  December 26, 1999.........................................  F-3
Consolidated Statements of Income (Loss) -- For the years
  ended December 28, 1997, December 27, 1998 and December
  26, 1999..................................................  F-4
Consolidated Statements of Stockholders' Equity -- For the
  years ended December 28, 1997, December 27, 1998 and
  December 26, 1999.........................................  F-5
Consolidated Statements of Cash Flows -- For the years ended
  December 28, 1997, December 27, 1998 and December 26,
  1999......................................................  F-6
Notes to Consolidated Financial Statements..................  F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Serologicals Corporation:

     We have audited the accompanying consolidated balance sheets of SEROLOGICALS CORPORATION (a Delaware corporation) AND SUBSIDIARIES as of December 27, 1998 and December 26, 1999 and the related consolidated statements of income (loss), stockholders' equity and cash flows for each of the three fiscal years in the period ended December 26, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Serologicals Corporation and subsidiaries as of December 27, 1998 and December 26, 1999 and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 26, 1999 in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Atlanta, Georgia
April 7, 2000

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    DECEMBER 27, 1998 AND DECEMBER 26, 1999
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                1998        1999
                                                              --------    --------
                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 34,940    $  3,294
  Trade accounts receivable, less allowance for doubtful
     accounts of $784 at December 27, 1998 and $1,034 at
     December 26, 1999......................................    22,072      29,559
  Inventories...............................................    13,441      33,361
  Other current assets......................................     2,563       7,328
                                                              --------    --------
     Total current assets...................................    73,016      73,542
                                                              --------    --------
PROPERTY AND EQUIPMENT, NET.................................    16,332      32,437
                                                              --------    --------
OTHER ASSETS:
  Goodwill, net.............................................    51,741      39,987
  FDA licenses, net.........................................     4,548       4,279
  Other, net................................................     1,694       6,653
                                                              --------    --------
     Total other assets.....................................    57,983      50,919
                                                              --------    --------
                                                              $147,331    $156,898
                                                              ========    ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt and capital lease
     obligations............................................  $  4,406    $  2,567
  Accounts payable..........................................     4,028       5,508
  Accrued liabilities.......................................     8,172      13,910
  Deferred revenue..........................................       246       1,385
                                                              --------    --------
     Total current liabilities..............................    16,852      23,370
                                                              --------    --------
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, LESS CURRENT
  MATURITIES................................................       878      30,000
                                                              --------    --------
OTHER LIABILITIES...........................................       592         304
                                                              --------    --------
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 1,000,000 shares
     authorized, no shares issued...........................        --          --
  Common stock, $.01 par value; 50,000,000 shares
     authorized, 24,355,322 and 24,912,823 shares issued and
     outstanding at December 27, 1998 and December 26, 1999,
     respectively...........................................       243         249
  Additional paid-in capital................................    84,983      91,383
  Retained earnings.........................................    43,715      28,253
  Accumulated other comprehensive income....................        68         362
  Less: common stock held in treasury (2,611,155 shares at
     December 26, 1999).....................................        --     (17,023)
                                                              --------    --------
     Total stockholders' equity.............................   129,009     103,224
                                                              --------    --------
                                                              $147,331    $156,898
                                                              ========    ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
 FOR THE YEARS ENDED DECEMBER 28, 1997, DECEMBER 27, 1998 AND DECEMBER 26, 1999
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                            1997          1998          1999
                                                         ----------    ----------    ----------
NET SALES..............................................  $   97,534    $  123,072    $  129,744
COSTS AND EXPENSES:
  Cost of sales........................................      62,065        81,242        94,157
  Selling, general and administrative expenses.........      14,222        14,948        18,041
  Other expense, net...................................       2,713         2,696         4,513
  Interest expense (income), net.......................        (532)         (846)          543
  Special charges......................................          --            --        33,969
                                                         ----------    ----------    ----------
INCOME (LOSS) BEFORE INCOME TAXES......................      19,066        25,032       (21,479)
PROVISION (BENEFIT) FOR INCOME TAXES...................       7,064         8,687        (6,017)
                                                         ----------    ----------    ----------
NET INCOME (LOSS)......................................  $   12,002    $   16,345    $  (15,462)
                                                         ==========    ==========    ==========
NET INCOME (LOSS) PER COMMON SHARE:
  Basic................................................  $     0.54    $     0.68    $    (0.65)
                                                         ==========    ==========    ==========
  Diluted..............................................  $     0.51    $     0.63    $    (0.65)
                                                         ==========    ==========    ==========
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic................................................  22,249,160    24,001,326    23,617,489
                                                         ==========    ==========    ==========
  Diluted..............................................  23,789,289    25,941,764    23,617,489
                                                         ==========    ==========    ==========

 The accompanying notes are an integral part of these consolidated statements.

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 FOR THE YEARS ENDED DECEMBER 28, 1997, DECEMBER 27, 1998 AND DECEMBER 26, 1999
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                  ACCUMULATED
                                      COMMON STOCK       ADDITIONAL                  OTHER          TREASURY STOCK
                                   -------------------    PAID-IN     RETAINED   COMPREHENSIVE   ---------------------
                                     SHARES     AMOUNT    CAPITAL     EARNINGS      INCOME         SHARES      AMOUNT     TOTAL
                                   ----------   ------   ----------   --------   -------------   ----------   --------   --------
BALANCE, DECEMBER 29, 1996.......  21,181,715    $211     $52,093     $ 15,368       $ 132               --   $     --   $ 67,804
Comprehensive income:
Net income.......................          --      --          --       12,002          --               --         --     12,002
Foreign currency translation
  adjustments, net of tax of
  $51............................          --      --          --           --          90               --         --         90
                                   ----------    ----     -------     --------       -----       ----------   --------   --------
  Comprehensive income...........          --      --          --       12,002          90               --         --     12,092
                                   ----------    ----     -------     --------       -----       ----------   --------   --------
Conversion of promissory note....     562,500       6       3,494           --          --               --         --      3,500
Exercise of common stock
  warrants.......................      56,247       1          85           --          --               --         --         86
Exercise of stock options........     313,418       3       1,373           --          --               --         --      1,376
Tax effect of stock option
  exercise.......................          --      --         813           --          --               --         --        813
Shares issued through employee
  stock purchase plan............       7,743      --          79           --          --               --         --         79
Proceeds from sale of common
  stock, net of issuance costs...   1,425,000      14      17,521           --          --               --         --     17,535
                                   ----------    ----     -------     --------       -----       ----------   --------   --------
BALANCE, DECEMBER 28, 1997.......  23,546,623     235      75,458       27,370         222               --         --    103,285
Comprehensive income:
Net income.......................          --      --          --       16,345          --               --         --     16,345
Foreign currency translation
  adjustments, net of tax of
  $9.............................          --      --          --           --         (16)              --         --        (16)
Unrealized losses on investments,
  net of tax of $74..............          --      --          --           --        (138)              --         --       (138)
                                   ----------    ----     -------     --------       -----       ----------   --------   --------
  Comprehensive income...........          --      --          --       16,345        (154)              --         --     16,191
                                   ----------    ----     -------     --------       -----       ----------   --------   --------
Conversion of promissory note....     106,608       1       1,332           --          --               --         --      1,333
Exercise of common stock
  warrants.......................      50,000       1          76           --          --               --         --         77
Exercise of stock options........     643,528       6       5,454           --          --               --         --      5,460
Tax effect of stock option
  exercise.......................          --      --       2,530           --          --               --         --      2,530
Shares issued through employee
  stock purchase plan............       8,563      --         133           --          --               --         --        133
                                   ----------    ----     -------     --------       -----       ----------   --------   --------
BALANCE, DECEMBER 27, 1998.......  24,355,322     243      84,983       43,715          68               --         --    129,009
Comprehensive income (loss):
Net loss.........................          --      --          --      (15,462)         --               --         --    (15,462)
Foreign currency translation
  adjustments, net of tax of
  $84............................          --      --          --           --         156               --         --        156
Unrealized gains on investments,
  net of tax of $197. ...........          --      --          --           --         366               --         --        366
Less: reclassification adjustment
  for gains included in net loss,
  net of tax of $119.............          --      --          --           --        (228)              --         --       (228)
                                   ----------    ----     -------     --------       -----       ----------   --------   --------
  Comprehensive loss.............          --      --          --      (15,462)        294               --         --    (15,168)
                                   ----------    ----     -------     --------       -----       ----------   --------   --------
Conversion of promissory note....     213,219       2       2,665           --          --               --         --      2,667
Exercise of stock options........     307,044       3       1,586           --          --               --         --      1,589
Shares issued through employee
  stock purchase plan............      37,238       1         237           --          --               --         --        238
Tax effect of stock option
  exercise.......................          --      --       1,912           --          --               --         --      1,912
Repurchase of common stock.......          --      --          --           --          --       (2,611,155)   (17,023)   (17,023)
                                   ----------    ----     -------     --------       -----       ----------   --------   --------
BALANCE, DECEMBER 26, 1999.......  24,912,823    $249     $91,383     $ 28,253       $ 362       (2,611,155)  $(17,023)  $103,224
                                   ==========    ====     =======     ========       =====       ==========   ========   ========

 The accompanying notes are an integral part of these consolidated statements.

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE YEARS ENDED DECEMBER 28, 1997, DECEMBER 27, 1998 AND DECEMBER 26, 1999
                                 (IN THOUSANDS)

                                                               1997        1998        1999
                                                             --------    --------    --------
OPERATING ACTIVITIES:
  Net income (loss)........................................  $ 12,002    $ 16,345    $(15,462)
                                                             --------    --------    --------
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization.........................     4,908       5,627       8,637
     Deferred income tax provision (benefit)...............       214         307      (8,032)
     Non-cash special charges..............................        --          --      33,969
  Changes in operating assets and liabilities, net of
     acquisitions of businesses
     Trade accounts receivable, net........................    (4,076)    (11,503)     (6,615)
     Inventories...........................................    (2,584)     (3,073)    (16,104)
     Other assets..........................................       249         132      (1,598)
     Accounts payable......................................       276         677         990
     Accrued liabilities...................................     1,311       2,008        (738)
     Deferred revenue......................................        13        (724)        193
                                                             --------    --------    --------
       Total adjustments...................................       311      (6,549)     10,702
                                                             --------    --------    --------
       Net cash provided by (used in) operating
          activities.......................................    12,313       9,796      (4,760)
                                                             --------    --------    --------
INVESTING ACTIVITIES:
  Purchases of property and equipment......................    (4,370)     (5,169)    (16,291)
  Purchases of businesses, net of cash acquired............   (15,714)     (4,618)    (28,736)
  Other....................................................      (801)     (2,370)      3,788
                                                             --------    --------    --------
       Net cash used in investing activities...............   (20,885)    (12,157)    (41,239)
                                                             --------    --------    --------
FINANCING ACTIVITIES:
  Net borrowings on revolving line of credit...............        --          --      30,000
  Payments on long-term debt and capital lease
     obligations...........................................       (64)       (181)        (50)
  Proceeds from stock plans and warrants...................     1,541       5,670       1,827
  Repurchase of common stock...............................        --          --     (17,023)
  Net proceeds from sales of common stock..................    17,535          --          --
  Other....................................................       140          --        (401)
                                                             --------    --------    --------
       Net cash provided by financing activities...........    19,152       5,489      14,353
                                                             --------    --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......    10,580       3,128     (31,646)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR...............    21,232      31,812      34,940
                                                             --------    --------    --------
CASH AND CASH EQUIVALENTS, END OF YEAR.....................  $ 31,812    $ 34,940    $  3,294
                                                             ========    ========    ========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
  Accrued acquisition consideration........................  $     --    $     --    $  1,520
  Tax effect of stock option exercise......................       813       2,530       1,912
  Issuance of promissory notes as acquisition
     consideration.........................................     6,650          --          --
  Conversion of promissory note into common stock..........     3,500       1,333       2,667

 The accompanying notes are an integral part of these consolidated statements.

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           DECEMBER 28, 1997, DECEMBER 27, 1998 AND DECEMBER 26, 1999

1. ORGANIZATION AND BUSINESS OPERATIONS

     Serologicals Corporation (a Delaware corporation) (together with its subsidiaries, the "Company") is a leading worldwide provider of specialty human antibodies, monoclonal antibodies, non-specialty antibodies and animal blood proteins to major healthcare companies. The Company's products are generally further manufactured by its customers into therapeutic products for the treatment of diseases such as Rh incompatibility in newborns, rabies and hepatitis and in diagnostic products such as blood typing reagents and diagnostic test kits and as cell culture additives for biotechnology products.

     The Company operates a national network of 64 donor centers, 17 of which specialize in the collection of specialty antibodies and 47 of which primarily collect source plasma containing non-specialty antibodies from which a number of therapeutic products, primarily intravenous immune globulin ("IVIG"), are derived. The Company also operates laboratories in the United States and in Scotland, two U.S. Food and Drug Administration ("FDA") licensed monoclonal antibody manufacturing facilities in Scotland and a registered protein fractionation facility in Kankakee, Illinois.

     Owing in part to increasing margin pressures and the inability of the Company to pass increased costs on to its customers, the Company has been performing a strategic review of its non-specialty antibody operations, and is in discussions which could result in a divestiture of all or a portion of its 47 non-specialty donor centers.

     The industries in which the Company operates are subject to strict regulation and licensing by the FDA and similar regulatory bodies in many of the states and foreign countries where the Company or its customers conduct business. Changes in existing federal, state or foreign laws or regulations could have an adverse effect on the Company's business.

     The industry in which the Therapeutic Products segment (Note 14) operates is also characterized by sales to a relatively few major healthcare companies. One of the Company's customers, Bayer Corporation ("Bayer"), accounted for approximately 41% of the Company's net sales in 1999 (Note 14). The Company has four five-year supply contracts with Bayer for the sale of non-specialty antibodies that accounted for approximately 27% of the Company's net sales in 1999, three of which expired in 1999 and have been extended on an interim basis, and one which will expire in 2002. There can be no assurance that the contracts will not be terminated, that Bayer will not materially change its supply requirements pursuant to the agreements or that the contracts will be renewed beyond their current terms.

     Export sales from the United States represented approximately 15% of net sales in 1999, and foreign sales originating in the United Kingdom accounted for an additional 8% of net sales (Note 14). Concern over the safety of blood products has led to movements in a number of countries, particularly those in western Europe, to restrict the importation of blood and blood derivatives collected outside the countries' borders or, in the case of certain European countries, outside Europe. To date, these efforts have not led to any meaningful restriction on the importation of blood and blood derivatives and have not adversely affected the Company. However, there can be no assurance that the impact of these or other efforts will not have a material adverse effect on the Company or its operations.

     The business conducted by the Therapeutic Products segment is highly dependent upon the Company's ability to attract and retain qualified donors. A portion of the industry's potential donor population has been disqualified due in large part to more rigorous testing and screening procedures required by regulatory authorities, industry trade associations and the Company's customers. The potential donor population with certain naturally occurring specialty antibodies has also decreased due to aging and attrition. The inability to maintain and replenish its donor base could adversely affect the Company.

     The Company generates significant sales outside the United States and is subject to risks generally associated with international operations. The Company's Serologicals, Ltd. subsidiary, formerly known as

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

Bioscot, Ltd. ("Bioscot"), which accounted for approximately 9% of the Company's net sales in 1999, generates net sales and incurs expenses in foreign currencies. Accordingly, the Company's financial results from international operations may be affected by fluctuations in currency exchange rates.

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

  Inventories

     Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. Market for product inventories is net realizable value and for supplies is replacement cost.

     Inventories at December 27, 1998 and December 26, 1999 consisted of the following (in thousands):

                                                               1998       1999
                                                              -------    -------
Raw materials...............................................  $   976    $ 3,322
Work in process.............................................      683      2,430
Finished goods..............................................   11,782     27,609
                                                              -------    -------
                                                              $13,441    $33,361
                                                              =======    =======

  Property and Equipment

     Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives for financial reporting purposes. For income tax purposes, the Company uses accelerated depreciation methods. Depreciable lives for equipment, furniture and fixtures range from three to ten years. Leasehold improvements are amortized over the shorter of the lease term or the economic lives of the assets. Buildings and improvements are depreciated over lives ranging from 20 to 32.5 years. Expenditures for maintenance and repairs are charged to expense as incurred.

     During 1999, the Company prospectively adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard requires certain direct development costs associated with internal-use software to be capitalized, including external direct costs of material and services and payroll costs for employees devoting time to the software projects. Costs incurred during the preliminary project stage, as well as for maintenance and training are expensed as incurred. This standard currently applies to certain costs of the Company's donor center automation project; however, as of December 26, 1999, the impact of adopting this accounting standard was not material to the Company's financial position or results of operations.

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

     Property and equipment at December 27, 1998 and December 26, 1999 consisted of the following (in thousands):

                                                                1998        1999
                                                              --------    --------
Land, buildings and improvements............................  $     --    $  9,481
Leasehold improvements......................................     6,656       8,132
Furniture, fixtures and equipment...........................    16,956      27,402
Construction in progress....................................     2,794       1,369
                                                              --------    --------
Total property and equipment................................    26,406      46,384
Accumulated depreciation and amortization...................   (10,074)    (13,947)
                                                              --------    --------
Property and equipment, net.................................  $ 16,332    $ 32,437
                                                              ========    ========

     Construction in progress at December 26, 1999 relates primarily to an expansion of the Company's protein fractionation facility, expenditures relating to its donor center automation project and certain donor center renovations. Construction in progress at December 27, 1998 consisted primarily of capital expenditures relating to the development of a donor center management information system and capital expenditures relating to the further expansion of the Company's international headquarters in Atlanta, Georgia.

     The Company capitalizes interest expense as part of the cost of construction of facilities and equipment for its own use. Interest expense capitalized in 1999 in connection with the expansion of the Company's protein fractionation facility was $118,000.

     Consolidated depreciation expense was $2,228,000, $2,822,000 and $4,115,000 in 1997, 1998 and 1999, respectively.

  Accrued Liabilities

     Accrued liabilities at December 27, 1998 and December 26, 1999 consisted of the following (in thousands):

                                                               1998      1999
                                                              ------    -------
Accrued payroll, bonuses, severance and related benefits....  $2,801    $ 4,449
Accrued product claim.......................................      --      2,015
Accrued acquisition consideration...........................      --      1,520
Other.......................................................   5,371      5,926
                                                              ------    -------
                                                              $8,172    $13,910
                                                              ======    =======

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

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

  Investments

     The Company held certain investments in marketable securities as of December 27, 1998 that were sold in fiscal 1999. The Company considered such investments to be available-for-sale; therefore the unrealized gain or loss on such investments was reported as a component of accumulated other comprehensive income within stockholders' equity. As of December 27, 1998, these investments were recorded as other current assets in the accompanying consolidated balance sheets.

  Foreign Operations

     The financial statements of Bioscot have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation" ("SFAS No. 52"). Under SFAS No. 52, all balance sheet accounts are translated at the exchange rate at year-end. Income statement items are translated at the average exchange rate for the year. Translation adjustments are not included in determining net income (loss) but are accumulated and reported as a component of stockholders' equity and comprehensive income (loss). Gains and losses, which result from foreign currency transactions, are included in the accompanying consolidated statements of income (loss).

  Goodwill and Other Intangible Assets

     Goodwill

     The excess of cost over the fair market value of the net assets acquired ("goodwill") is being amortized on a straight-line basis over periods ranging from 13 to 25 years. The goodwill relates primarily to the acquisition of donor centers and the acquisition of Pentex (Note 5).

     In determining whether goodwill is recoverable, the Company periodically reviews the carrying values assigned to goodwill and other intangible assets based upon expectations of undiscounted future cash flows from the use and eventual disposition of the underlying assets. During the third quarter of 1999 and pursuant to the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"), the Company performed a recoverability review of its long-lived assets relating to its non-specialty antibody business. While the review indicated that no impairment existed, the Company determined that the useful lives used for amortizing goodwill and other acquired intangible assets relating to its non-specialty antibody business were no longer applicable. As a result, the Company reduced the useful lives for amortizing the related goodwill and FDA licenses from 25 years to 13 years. The impact of this change was an increase in amortization expense for the year ended December 26, 1999 of $716,000.

     Based on new information regarding the expected future cash flows of the non-specialty antibody business, the Company reevaluated the recoverability review it had performed in the third quarter. In connection with this reevaluation, the Company recorded a $24.9 million impairment loss to write down long-lived assets used in its non-specialty antibody business to their estimated fair value. (Note 3), as the carrying value of such assets exceeded their expected undiscounted future cash flows.

     Debt Issuance Costs

     In connection with the amendment of its revolving credit facility (Note 8), the Company incurred certain costs. Such amounts were capitalized and are being amortized to interest expense over three years, the term of the related facility.

     FDA Licenses

     In connection with the acquisitions of donor centers (Note 5), the Company acquired the related licenses of the FDA-approved donor centers. The estimated fair values of the FDA licenses are capitalized and

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES amortized on a straight-line basis over a period of 13 to 25 years. During the third quarter of 1999, the Company reduced the useful lives used to compute amortization expense for the FDA licenses of its non-specialty antibody business from 25 years to 13 years. The impact of this change was an increase in amortization expense for the year ended December 26, 1999 of $68,000.

     Non-Compete Agreements

     In connection with certain of its acquisitions (Note 5), the Company entered into non-compete agreements with the sellers. Such agreements are recorded at their estimated fair market value and are being amortized on a straight-line basis over the terms of the respective agreements, which range from three to five years.

     The consolidated amortization expense of all intangible assets was $2,680,000, $2,805,000 and $4,522,000 in 1997, 1998 and 1999, respectively.

     The following table sets forth the gross balance and accumulated amortization of all intangible assets as of December 27, 1998 and December 26, 1999 (in thousands):

                                                                      DECEMBER 27, 1998
                                                              ----------------------------------
                                                                         ACCUMULATED
                                                               GROSS     AMORTIZATION      NET
                                                              -------    ------------    -------
Goodwill....................................................  $59,617      $ (7,876)     $51,741
FDA Licenses................................................    5,081          (533)       4,548
Non-Compete Agreements......................................    1,747        (1,165)         582
Debt Issuance Costs.........................................      191          (114)          77

                                                                      DECEMBER 26, 1999
                                                              ----------------------------------
                                                                         ACCUMULATED
                                                               GROSS     AMORTIZATION      NET
                                                              -------    ------------    -------
Goodwill....................................................  $51,642      $(11,655)     $39,987
FDA Licenses................................................    5,081          (802)       4,279
Non-Compete Agreements......................................    1,697        (1,367)         330
Debt Issuance Costs.........................................      695           (57)         638

     Earnings (Loss) Per Share

     Basic earnings (loss) per share are calculated by dividing net income
(loss) by the weighted average number of common shares outstanding during the period. The calculation of the Company's diluted earnings (loss) per share is similar to basic earnings (loss) per share, except that net income is adjusted by the after-tax interest expense on convertible indebtedness and the weighted average number of shares includes the dilutive effect of stock options, warrants, convertible indebtedness and similar instruments. As the Company incurred a loss in 1999, diluted shares outstanding excludes all potentially dilutive securities, as their inclusion would have been anti-dilutive.

     All share and per share data included herein have been adjusted to reflect the three-for-two stock splits effected in February of 1997 and August of 1998 (Note 6).

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

     The following table sets forth the calculation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

                                                        1997       1998        1999
                                                       -------    -------    --------
Basic earnings (loss) per share:
  Net income (loss)..................................  $12,002    $16,345    $(15,462)
  Weighted average shares of common stock
     outstanding.....................................   22,249     24,001      23,617
                                                       -------    -------    --------
     Net income (loss) per share.....................  $  0.54    $  0.68    $  (0.65)
                                                       =======    =======    ========
Diluted earnings (loss) per share:
  Net income (loss)..................................  $12,002    $16,345    $(15,462)
  Plus: interest expense on convertible indebtedness,
     net of tax......................................      112         93          --
                                                       -------    -------    --------
     Net income (loss), as adjusted..................  $12,114    $16,438    $(15,462)
                                                       =======    =======    ========
Weighted average shares of common stock
  outstanding........................................   22,249     24,001      23,617
  Effect of dilutive securities:
  Stock options and warrants.........................    1,233      1,604          --
  Convertible indebtedness...........................      307        337          --
                                                       -------    -------    --------
Weighted average shares of common stock outstanding,
  including dilutive instruments.....................   23,789     25,942      23,617
                                                       -------    -------    --------
     Net income (loss) per share.....................  $  0.51    $  0.63    $  (0.65)
                                                       =======    =======    ========

     The diluted earnings per share calculation for 1998 excludes the effect of 562,500 shares issuable upon the conversion of certain indebtedness and 26,250 shares issuable upon the exercise of stock options, respectively, as their inclusion would have been anti-dilutive. The diluted loss per share calculation for 1999 excludes the potentially dilutive effect of options and warrants to purchase approximately 4.2 million shares of the Company's common stock, and approximately 182,000 shares issuable upon the conversion of certain indebtedness, as the Company incurred a loss and their inclusion would have been anti-dilutive.

     Stock-Based Compensation Plans

     The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). The Company applies SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") for disclosures of its stock-based compensation plans. SFAS No. 123 requires that companies that do not choose to account for stock-based compensation as prescribed by the statement shall disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted as of January 1, 1995. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS No. 123 (Note 7).

     Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No.133"). SFAS No. 133 requires derivative instruments to be recorded on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in values of derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In June 1999, the FASB issued SFAS No. 137, which defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company does not

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES believe that the adoption of SFAS No. 133 will have a material effect on its results of operations and financial position.

3. SPECIAL CHARGES

     The effect of the following items was recorded in 1999 and is reflected in the accompanying Consolidated Statements of Income (Loss) under the caption "Special Charges":

     Primarily as a result of a continuing strategic review of the business conducted at its 47 non-specialty donor centers, during 1999 and pursuant to the requirements of SFAS No. 121, the Company performed a review of the recoverability of its long-lived assets relating to this business (Note 2). As a result, the Company determined that an impairment loss had been incurred as of December 26, 1999 as the expected undiscounted future cash flows of the non-specialty business were less than the current carrying values of the assets. During the fourth quarter of 1999, the Company recorded a non-cash impairment charge of $24.9 million to write down the assets to their estimated fair market value, which was determined in part through an ongoing competitive bidding process for a possible sale of the business. The operations and assets of the non-specialty antibody business are included in the Therapeutic Products operating segment (Note 14).

     During 1999, the Company was notified by one of its customers that certain of the Company's shipments of anti-D antibodies in the prior year had included several units of plasma that did not meet this customer's exact product specifications. The customer indicated to the Company that the units had been partially manufactured with other units of plasma and thus had affected a substantial number of other units. The Company agreed to reimburse this customer for their cost of the product and recorded a liability and related expense in the amount of approximately $2.0 million. The liability was settled during the first quarter of fiscal year 2000. The Company is pursuing reimbursement of this claim from its product and professional liability insurance carrier. However, the Company is currently unable to determine the amount of reimbursement, if any, it may receive from the carrier.

     In the third quarter of 1999, the Company recorded a non-cash expense of $1.2 million to write down its clinical trial site to its estimated fair market value. In December of 1999, the Company divested substantially all of the assets of this site. In connection therewith, the Company recorded an additional loss on the transaction in the amount of $117,000. The operations of the clinical trial site were included in the Corporate/ Other operating segment (Note 14).

     During 1999, the Company terminated a contract with a third party software vendor that had been developing a custom donor center operating system, in favor of an alternative vendor. A result of this decision, in the third quarter the Company wrote off approximately $4.2 million of previously capitalized costs. These assets were included in the Therapeutic Products segment.

     During 1999, the Company's chief executive officer resigned from that position and as a director of the Company. The Company entered into separation arrangements with this individual, its chairman of the board and approximately 12 other corporate-based employees. The Company recorded an expense of approximately $1.6 million to cover the costs of the separation benefits payable to these individuals. As of December 26, 1999, the Company had paid approximately $187,000 of these benefits, leaving an accrual balance of approximately $1.4 million; no other adjustments were made to the accrual during 1999.

4. SALES OF COMMON STOCK

     In September 1997, the Company sold 1,425,000 shares of its common stock, at a price of $13.00 per share, to institutional investors in a private placement transaction made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(2) thereof. The net proceeds to the Company from the sale of the shares were approximately $17.5 million and were used for general corporate purposes, including acquisitions.

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

5. ACQUISITIONS

     In March 1997, the Company acquired Nations Biologics, Inc. and its affiliated companies (the "Nations Group") for approximately $14.2 million, before recording transaction costs and before certain purchase price adjustments. The initial purchase price consisted of approximately $10.2 million of cash and the issuance to one of the sellers of a $4.0 million convertible subordinated promissory note with an original maturity of March 7, 2002 (the "Nations Note"). The Company financed the $10.2 million of cash paid at closing with cash on hand. During 1998, the Company received approximately $878,000 for payment of all post-closing adjustments. The Nations Group operated 16 donor centers that primarily collect non-specialty antibodies.

     In September 1997, the Company acquired all of the outstanding capital stock of Bio-Lab, Inc. and Med-Lab, Inc. (collectively, "Bio-Lab") for $8.5 million, before recording transaction costs. The purchase price consisted of $5.95 million in cash and the issuance to one of the sellers of a $2.55 million convertible subordinated promissory note due September 23, 2000 (the "Bio-Lab Note"). The Company financed the $5.95 million of cash paid at closing with cash on hand.

     During 1998, the Company purchased the assets of four non-specialty donor centers and the assets of a clinical trial site in two separate transactions for aggregate consideration of approximately $5.5 million (net of cash acquired). Each of the 1997 and 1998 acquisitions was accounted for as a purchase in accordance with APB No. 16, and accordingly, the purchase price has been allocated to the net assets acquired based on the fair values as of the acquisition date. The excess of the cost over the estimated fair value of the net assets acquired has been allocated to goodwill and certain other identifiable intangible assets. During 1999, the Company divested the clinical trial site (Note 3).

     On December 29, 1998, the Company purchased substantially all of the assets of the Pentex Blood Proteins business of Bayer Corporation ("Pentex," renamed "Serologicals Proteins" by the Company). The purchase price was $29 million, before transaction costs and subject to adjustment based on the closing net assets, as defined, of the acquired business as of the closing date. The acquisition of Pentex was accounted for as a purchase in accordance with APB No. 16 and, accordingly, the purchase price has been preliminarily allocated to the net assets acquired based on the fair values as of the acquisition date. The excess of the cost over the estimated fair value of the net assets acquired has been preliminarily allocated to goodwill and certain other identifiable intangible assets, which totaled approximately $18.9 million and which is being amortized over a weighted-average life of 22 1/2 years. Pentex is engaged in the research, manufacturing, marketing and sale of a full line of high quality purified blood protein products primarily to customers in the diagnostics and biopharmaceutical industries in the United States and approximately 25 other countries worldwide. The Company funded the acquisition with cash on hand.

     The following unaudited data summarize the pro forma results of operations for the year ended December 27, 1998 as if the acquisition of Pentex had occurred on the first fiscal day of such period. Pro forma results of operations for the year ended December 26, 1999 are not presented herein as the results of operations for the two days subsequent to the Company's 1998 fiscal year end and prior to the acquisition of Pentex are immaterial to the Company. The unaudited pro forma information has been prepared for comparative purposes only and does not purport to represent what the results of operations would actually have been had the transaction actually occurred on the date indicated, or what the results of operations may be in the future (in thousands, except per share data).

Net sales...................................................  $135,862
Net income..................................................  $ 17,051
Net income per common share:
  Basic.....................................................  $   0.71
                                                              ========
  Diluted...................................................  $   0.66
                                                              ========

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

6. STOCKHOLDERS' EQUITY

  Stockholder Rights Plan

     On July 26, 1999, the Board of Directors adopted a stockholder rights plan (the "Rights Plan"), pursuant to which one preferred stock purchase right (a "Right") was distributed for each outstanding share of common stock held of record on August 25, 1999. Each Right represents a right to purchase, under certain circumstances, one one-thousandth ( 1/1000) of a share of a new series of preferred stock at an exercise price of $45.00. If any person or group acquires 15% or more of the common stock of the Company (except in transactions approved by the board of directors of the Company in advance), each Right will then entitle its holder, other than the person or group owning 15% or such other persons or groups, to acquire, at the exercise price, the Company's common stock with a market value equal to twice the exercise price. The Company may elect, however, to exchange a newly issued share of the Company's common stock for each Right. If any person or group owns 15% or more of the Company's common stock, and the Company is acquired in a merger or other business combination, or if 50% of its earning power or assets are sold, each Right will entitle its holder, other than the person or group owning 15%, to acquire, at the exercise price, shares of the acquiring company's common stock with a market value of twice the exercise price.

     Persons owning 15% or more of Company's common stock on the date the plan was adopted were exempt, so long as they do not acquire an additional number of shares greater than 2% of the outstanding shares, other than in a transaction approved by the Board of Directors of the Company in advance. The Rights expire on August 2, 2009.

  Stock Splits

     In February 1997, the Company's Board of Directors approved a 3-for-2 stock split effected in the form of a stock dividend, whereby each shareholder of record as of February 10, 1997 received on February 28, 1997 one-half additional share of common stock for each share owned as of the record date.

     In July 1998, the Company's Board of Directors approved a 3-for-2 stock split effected in the form of a stock dividend, whereby each shareholder of record as of July 31, 1998 received on August 14, 1998 one-half additional share of common stock for each share owned as of the record date.

     All share and per share amounts herein have been restated to reflect these stock splits. Additionally, common stock and additional paid-in capital amounts have been restated to reflect the issuance of the additional shares.

  Common Stock Warrant

     In connection with a bank credit agreement entered into in 1993, the Company issued warrants to the bank to purchase 332,436 shares of the Company's common stock at an exercise price of $1.53 per share. The warrants are currently exercisable and expire on March 9, 2003. As of December 26, 1999, warrants to purchase 118,750 shares of common stock remained outstanding.

  Capital Stock

     Under the terms of its amended and restated articles of incorporation, the Company has authorized 50,000,000 shares of common stock and 1,000,000 shares of preferred stock that may contain such preferences and rights as determined by the Company's Board of Directors.

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

  Common Shares Reserved for Issuance

     Shares of common stock reserved for issuance at December 27, 1998 and December 26, 1999 consisted of the following:

                                                                1998         1999
                                                              ---------    ---------
Various stock option agreements.............................  6,116,909    5,697,365
Convertible notes...........................................    395,624      182,403
Employee stock purchase plans...............................    544,802      507,566
Warrants....................................................    118,750      118,750
                                                              ---------    ---------
                                                              7,176,085    6,506,084
                                                              =========    =========

  Common Stock Repurchases

     During April 1999, the Company's Board of Directors authorized the repurchase of up to $20 million of the Company's common stock, subject to market conditions, prevailing stock prices and the Company's capital resources. The Company has funded repurchases and expects to fund any future repurchases with existing cash balances, cash flow from operations and availability under the Revolver (Note 8). As of December 26, 1999, the Company had repurchased approximately 2.6 million shares of its common stock for aggregate consideration of approximately $17.0 million.

7. STOCK COMPENSATION PLANS

  Officer Stock Options

     During March 1993, the Company entered into an employment agreement with its former chief executive officer. As part of the agreement, the officer was granted two options to purchase shares of the Company's common stock. Under each option, the officer could purchase up to 378,000 shares of common stock at an exercise price of $1.53 per share, the estimated fair value on the date of grant. During December 1994, the officer was granted additional options to purchase 345,357 shares of common stock at an exercise price of $2.45 per share, the estimated fair market value on the date of grant. All of these options have a term of ten years and became fully vested as of the initial public offering date of June 14, 1995. As of December 26, 1999, options to purchase 838,857 shares of common stock were outstanding.

  Second Amended and Restated 1994 Omnibus Incentive Plan

     The Company's Second Amended and Restated 1994 Omnibus Incentive Plan (the "Omnibus Plan") provides for the issuance of up to 4,875,000 stock options to key employees and directors. Options granted under the Omnibus Plan can have varying terms as determined by the Board of Directors. Options granted through 1999 under the Omnibus Plan generally vest ratably over three to four years or in full after three years and have terms of six to ten years. Certain option grants have been eligible for accelerated vesting upon the Company's achievement of certain predetermined performance objectives that are approved by the Compensation Committee of the Company's Board of Directors. As of December 26, 1999, options to purchase 2,694,988 shares were outstanding under the Omnibus Plan, 1,352,689 of which were exercisable. As of December 26, 1999, the Company had 1,184,270 options available for grant.

  Amended and Restated 1995 Non-Employee Director Stock Option Plan

     The Company's Amended and Restated 1995 Non-Employee Directors' Stock Option Plan (the "Director Plan") provides for the issuance of up to 810,000 stock options to non-employee directors. Pursuant to the Director Plan, each person who becomes a non-employee director of the Company is automatically granted an option to purchase 36,000 shares of the Company's common stock on the date of adoption or on the

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES day after such person's first election to the Board of Directors. The exercise price of the options is the fair market value of the common stock on the date of grant. In addition, the Director Plan provides for the automatic grant of options to purchase 9,000 shares of common stock on an annual basis to each non-employee director of the Company after the initial 36,000 share option grant has vested in full. Options granted since 1996 under the Director Plan typically vest over a four-year period, while options granted prior to that were fully vested upon issuance. As of December 26, 1999, options to purchase 314,625 shares were outstanding under the Director Plan, 176,250 of which were exercisable. As of December 26, 1999, the Company had 405,000 options available for grant under the Director Plan.

  Employment Stock Options

     During 1997, the Company entered into employment agreements with four individuals. As an integral part of these agreements, the individuals were granted options to purchase an aggregate of 613,125 shares of the Company's common stock. The options were each issued with an exercise price equal to the fair market value of the Company's common stock on the date of grant. Each of the options has a term of ten years, vests ratably over a four-year period and contains other terms and conditions similar to options issued under the Omnibus Plan. As of December 26, 1999, options to purchase 259,625 shares were outstanding, 124,625 of which were exercisable.

  Stock Option Activity

     The following table summarizes the activity for all stock options outstanding:

                                          1997                    1998                    1999
                                  ---------------------   ---------------------   ---------------------
                                              WEIGHTED-               WEIGHTED-               WEIGHTED-
                                               AVERAGE                 AVERAGE                 AVERAGE
                                              EXERCISE                EXERCISE                EXERCISE
                                   SHARES       PRICE      SHARES       PRICE      SHARES       PRICE
                                  ---------   ---------   ---------   ---------   ---------   ---------
Outstanding at beginning of
  year..........................  2,745,230    $ 4.67     4,069,229    $ 8.31     3,481,564    $ 8.65
Granted.........................  1,769,942     13.55       100,500     19.28     1,273,905     17.89
Exercised.......................   (313,418)     4.50      (643,528)     7.97      (307,044)     6.87
Forfeited.......................   (132,525)    11.83       (44,637)    11.07      (340,330)    20.06
                                  ---------               ---------               ---------
Outstanding at end of year......  4,069,229      8.31     3,481,564      8.65     4,108,095     10.71
                                  =========               =========               =========
Options exercisable at end of
  year..........................  2,055,501    $ 4.25     2,457,866    $ 6.88     2,492,421    $ 7.46
                                  =========               =========               =========

     The following table summarizes information about all stock options outstanding at December 26, 1999:

                         OPTIONS OUTSTANDING
                 ------------------------------------
                               WEIGHTED-                 OPTIONS EXERCISABLE
                                AVERAGE                 ----------------------
                               REMAINING    WEIGHTED-                WEIGHTED-
                 OUTSTANDING  CONTRACTUAL    AVERAGE    EXERCISABLE   AVERAGE
   RANGE OF          AT          LIFE       EXERCISE        AT       EXERCISE
EXERCISE PRICES   12/26/99      (YEARS)       PRICE      12/26/99      PRICE
---------------  -----------  -----------   ---------   -----------  ---------
$ 1.52 - $ 3.00   1,015,150       1.9        $ 1.93      1,015,150    $ 1.93
$ 3.01 - $ 6.00     662,000       4.6          5.01        109,500      5.37
$ 6.01 - $ 9.00     577,841       3.4          7.63        485,591      7.75
$ 9.01 - $12.00     154,375       6.4         11.66         78,437     11.64
$12.01 - $15.00     689,140       3.8         13.12        485,828     13.14
$15.01 - $18.00     438,264       4.6         15.59        304,603     15.48
$18.01 - $30.00     571,325       5.1         29.09         13,312     20.54
                  ---------                              ---------
                  4,108,095       3.8        $10.71      2,492,421    $ 7.46
                  =========                              =========

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

  Employee Stock Purchase Plan

     Pursuant to the terms of the Company's 1996 Employee Stock Purchase Plan (the "Purchase Plan"), eligible employees are able to purchase up to 562,500 shares of the Company's common stock through a payroll deduction program. Employees may have up to 25% of their compensation withheld to purchase shares at a price equal to 85% of the lower of the closing price on the first or last day of each successive three month purchase period. As of December 26, 1999, approximately 55,000 shares had been acquired pursuant to the Purchase Plan.

  Accounting for Stock Plans

     The Company uses the intrinsic value-based method to account for its stock plans, as provided by APB No. 25. Accordingly, no compensation expense has been recognized for grants of stock options as all options were issued at their fair market value on the date of the respective grants, or in the case of options granted prior to the Company's initial public offering, their estimated fair market value. Had compensation expense for the Company's stock-based compensation plans been determined in accordance with the provisions of SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been in the pro forma amounts indicated below (in thousands, except per share amounts):

                                                        1997       1998        1999
                                                       -------    -------    --------
Net income (loss)
  As reported........................................  $12,002    $16,345    $(15,462)
  Pro forma..........................................    9,357     13,740     (18,776)
Net income (loss) per share -- basic
  As reported........................................  $  0.54    $  0.68    $  (0.65)
  Pro forma..........................................     0.42       0.57       (0.79)
Net income (loss) per share -- diluted
  As reported........................................  $  0.51    $  0.63    $  (0.65)
  Pro forma..........................................     0.40       0.54       (0.79)

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

                                                              1997    1998    1999
                                                              ----    ----    ----
Expected life (years).......................................   4.4     4.6     4.1
Dividend yield..............................................     0%      0%      0%
Expected stock price volatility.............................    50%     65%     85%
Risk-free interest rate.....................................  6.22%   5.45%   5.29%

     Using these assumptions, the weighted average fair value of all options granted in 1997, 1998 and 1999 was $6.51, $11.02 and $11.52 respectively.

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

8. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long-term debt and capital lease obligations at December 27, 1998 and December 26, 1999 consisted of the following (in thousands):

                                                               1998      1999
                                                              ------    -------
Revolving credit facility...................................  $   --    $30,000
Convertible subordinated note payable in the original
  principal amount of $4 million, interest payable quarterly
  at 4.5%; maturing on March 7, 2002........................   2,667         --
$2.55 million convertible subordinated note payable;
  interest payable quarterly at 4.0%; maturing on September
  23, 2000..................................................   2,550      2,550
Capital lease obligations at varying interest rates and
  terms, maturing in 2000...................................      67         17
                                                              ------    -------
                                                               5,284     32,567
Less current maturities.....................................   4,406      2,567
                                                              ------    -------
                                                              $  878    $30,000
                                                              ======    =======

     The Company has a revolving credit facility with a syndicate of commercial banks (the "Revolver") that was amended during 1999 to increase the total maximum capacity from $35 million to $75 million. The Revolver is payable in full on September 28, 2002 and bears interest at either a floating rate or Eurodollar interest rate plus a margin that fluctuates based on the Company's leverage ratio. The margin on the Eurodollar rate ranges from 1.25% to 2.0%, and the margin on the floating rate option ranges from 0% to .5%. At December 26, 1999, the outstanding principal balance under the Revolver bore interest at rates ranging from 5.6% to 6.5%. The Company is required to pay a fee ranging from .3% to .5%, depending on the Company's leverage, on the unused portion of the Revolver. The Revolver is secured by substantially all of the assets of the Company and the stock of its domestic subsidiaries. The Revolver also contains certain financial covenants that require the maintenance of minimum levels of cash flow coverage, debt service coverage and debt to net worth and also provides for maximum levels of debt to cash flow and rent expense. Furthermore, under the terms of the Revolver, there are limitations on the Company's ability to pay cash dividends and to repurchases shares of the Company's common stock. As of December 26, 1999, the Company was in compliance with all debt covenants.

     In connection with the acquisition of the Nations Group, the Company issued one of the sellers the Nations Note, with an original maturity of March 7, 2002. The Nations Note bore interest at a rate of 4.5% per annum through the earlier of the date of repayment, conversion or March 7, 2000. Under its original terms, on or after March 7, 1998, 1999 and 2000, the payee could call for repayment (or conversion into shares of the Company's common stock) one-third, two-thirds and all, respectively, of the then outstanding principal amount of the Nations Note, subject to certain restrictions as to minimum amounts and frequency. The Nations Note was convertible at the option of the holder at a conversion price of $12.51 per share, the fair market value of the Company's common stock at the date of issuance. The Company had the right to call the Nations Note at any time commencing March 7, 2000, or earlier if certain events occur. During 1998 and pursuant to the terms of the related note agreement, the holder of the Nations Note opted to convert $1.3 million principal amount of the Nations Note into 106,608 shares of the Company's common stock. During 1999, the Company and the payee agreed to amend the Nations Note, allowing the holder to call for repayment (or conversion into shares of the Company's common stock), the remaining outstanding principal balance of the Nations Note. During 1999, the remaining outstanding principal balance of approximately $2.7 million was converted into 213,219 shares of the Company's common stock.

     In connection with the acquisition of Bio-Lab, the Company issued one of the sellers the Bio-Lab Note, which bears interest at a rate of 4.0% per annum through the earlier of the date of repayment, conversion or its

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES maturity on September 23, 2000. Commencing September 23, 1999, the Bio-Lab Note may be prepaid, in whole or in part, upon not less than thirty days prior written notice by the Company. The Company may also prepay the note prior to September 23, 1999, in whole or in part, at a premium to the then outstanding principal balance if certain events occur. On or after September 23, 1998, 1999 and 2000, the payee may call for repayment (or conversion into shares of the Company's common stock) one-third, two-thirds and all, respectively, of the then outstanding principal amount of the Bio-Lab Note, subject to certain restrictions as to minimum amounts and frequency. The Bio-Lab Note is convertible at the option of the holder at a conversion price of $13.98 per share, the fair market value of the Company's common stock at the date of issuance.

     Future maturities of long-term debt and capital lease obligations at December 26, 1999 were as follows (in thousands):

2000........................................................  $ 2,567
2001........................................................       --
2002........................................................   30,000
                                                              -------
                                                              $32,567
                                                              =======

     The Company made interest payments of approximately $348,000, $245,000, and $696,000 during 1997, 1998 and 1999, respectively.

9. COMMITMENTS AND CONTINGENCIES

  Operating Leases

     The Company leases certain office space, donor centers, laboratory and manufacturing facilities and laboratory and other equipment under non-cancelable operating lease agreements. Future minimum annual rental obligations under the non-cancelable portion of operating leases as of December 26, 1999 were as follows (in thousands):

2000........................................................  $ 4,544
2001........................................................    3,836
2002........................................................    3,262
2003........................................................    2,439
2004........................................................    1,820
2005 and thereafter.........................................    1,286
                                                              -------
                                                              $17,187
                                                              =======

     Rent expense was approximately $3,297,000, $3,871,000, and $4,959,000 during 1997, 1998 and 1999, respectively.

  Supply Contracts

     The Company is a party to several long-term agreements for the sale of non-specialty antibodies to three customers at specified prices that are typically renegotiated annually. The contracts generally include escalating minimum annual purchase amounts by the customers subject to the rights of such customers to reduce the amounts purchased under certain terms. The Company expects to meet its obligations under the supply contracts.

  Product Claims

     During 1999, the Company discovered and notified a customer that it had inadvertently shipped a unit of source plasma that did not meet FDA standards requiring negative test results for a certain virus. The

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES customer has indicated to the Company that the product has been partially manufactured with other units of plasma and thus has potentially affected a substantial number of units. However, the customer has notified the Company that the manufacturing pool containing this unit has tested negative for the particular virus, and therefore may be available for further manufacture into finished product. While the customer is seeking FDA approval for the use of this product, it has indicated that absent such approval it will seek recovery from the Company for up to $1.6 million of costs and damages it has incurred. As the Company is unable to determine the probability of damages, if any, for which it may ultimately be responsible, no liability has been recorded as of December 26, 1999.

  Litigation

     The Company is involved in certain litigation arising in the ordinary course of business. In management's opinion, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

10. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

  Cash Equivalents

     The Company estimates that the fair value of cash equivalents approximates carrying value due to the short maturity of these instruments.

  Notes Payable

     The Company estimates that the fair values of borrowings under the Revolver approximate their carrying value due to their floating interest rates and relatively short maturities. The Company estimates that the fair value of notes payable approximates carrying value based upon its estimated current borrowing rate for issuance of debt with similar terms and remaining maturities.

     Disclosure about the estimated fair value of financial instruments is based on pertinent information available to management as of December 27, 1998 and December 26, 1999. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the periods presented and current estimates of fair value may differ significantly from the amounts presented herein.

11. INCOME TAXES

     The income tax provision (benefit) for the years ended December 28, 1997, December 27, 1998 and December 26, 1999 consisted of the following (in thousands):

                                                           1997      1998      1999
                                                          ------    ------    -------
Current:
  U.S. federal and state................................  $5,854    $7,230    $   855
  Foreign...............................................     996     1,150      1,160
                                                          ------    ------    -------
                                                           6,850     8,380      2,015
                                                          ------    ------    -------
Deferred:
  U.S. federal and state................................     176       300     (8,028)
  Foreign...............................................      38         7         (4)
                                                          ------    ------    -------
                                                             214       307     (8,032)
                                                          ------    ------    -------
Income tax provision (benefit)..........................  $7,064    $8,687    $(6,017)
                                                          ======    ======    =======

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

     The income tax provision (benefit) as reported in the consolidated statements of income (loss) differs from the amounts computed by applying federal statutory rates due to the following (in thousands):

                                                           1997      1998      1999
                                                          ------    ------    -------
Federal income taxes at statutory rate..................  $6,482    $8,761    $(7,518)
State income taxes, net of federal income tax benefit...     755       826       (238)
Impact of foreign tax rates and credits.................    (135)     (642)      (220)
Non-deductible goodwill amortization and write-down.....     213       315      1,793
Other...................................................    (251)     (573)       166
                                                          ------    ------    -------
                                                          $7,064    $8,687    $(6,017)
                                                          ======    ======    =======

     Deferred income tax assets and liabilities for 1998 and 1999 reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting and income tax reporting purposes. Temporary differences which give rise to deferred tax assets and liabilities at December 27, 1998 and December 26, 1999 were as follows (in thousands):

                                                               1998       1999
                                                              -------    ------
Deferred tax assets:
  Accruals and reserves.....................................  $ 1,051    $2,091
  Unearned compensation.....................................      106       599
  Goodwill amortization and write-down......................      235     5,733
  Other.....................................................       52        31
                                                              -------    ------
                                                                1,444     8,454
                                                              -------    ------
Deferred tax liabilities:
  Goodwill amortization.....................................   (1,488)       --
  Excess tax depreciation...................................     (570)     (694)
  Other.....................................................       (1)       --
                                                              -------    ------
                                                               (2,059)     (694)
                                                              -------    ------
Net deferred tax liability..................................  $  (615)   $7,760
                                                              =======    ======

     The Company did not record any valuation allowance against the deferred tax asset at December 27, 1998 and December 26, 1999 as it believes it is more likely than not that the deferred tax asset will be realizable through future taxable income.

     The Company made income tax payments of approximately $6,680,000, $7,940,000, and $5,278,000 during 1997, 1998 and 1999, respectively. As of
December 26, 1999, the Company had an income tax receivable of $3,354,000.

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

12. SIGNIFICANT CUSTOMERS

     The Company's ten largest customers accounted for approximately 84%, 84% and 78% of total net sales for the years ended December 28, 1997, December 27, 1998 and December 26, 1999, respectively. Customers making up greater than 10% of net sales of the Company during such periods are as follows:

                                                              1997    1998    1999
                                                              ----    ----    ----
Bayer Corporation...........................................   47%     40%     41%
Centeon Pharma GmbH.........................................   11%     14%     *
Alpha Therapeutic Corporation...............................   12%     *       10%

---------------
* Less than 10%.

     The Therapeutic Products segment generated all sales to Bayer during 1997 and 1998. During 1999, 97% of the sales to Bayer were generated from the Therapeutic Products segment (Note 14), while the remaining sales were generated by the Diagnostic Products segment. All net sales to Centeon and Alpha were generated from the Therapeutic Products segment. At December 26, 1999, the Company's accounts receivable from Bayer and Alpha were approximately $17.6 million and $186,000, respectively.

13. EMPLOYEE SAVINGS PLAN

     The Company maintains a defined contribution 401(k) savings plan for all eligible employees. Under the plan, the Company matches a specified percentage of each participating employee's compensation. Effective January 1, 1999, employees immediately become vested in the Company's contributions as they are made. The Company's contributions were $114,000, $205,000 and $518,000 in 1997, 1998 and 1999, respectively.

14. SEGMENT AND GEOGRAPHIC INFORMATION

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

     The activities of the Therapeutic Products segment include the collection and sale of human antibodies that are used as the active ingredients in therapeutic products for the treatment and management of diseases such as Rh incompatibility in newborns, hepatitis and rabies. The activities of the Therapeutic Products segment also include the general operations of the Company's central testing laboratory in Atlanta, Georgia. The activities of the Diagnostic Products segment include the Company's protein fractionation facility in Kankakee, Illinois, the monoclonal antibody production facilities in the U.K. and the sales and marketing efforts related to certain human-sourced, polyclonal antibodies. The antibodies provided by the Diagnostic Products segment are used in diagnostic products such as blood typing reagents and diagnostic test kits. The blood proteins manufactured by the Company's fractionation facility in Kankakee, Illinois are generally sold

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES for use as cell culture media in biotechnology products or in diagnostic reagents. The Company's donor centers are generally classified and managed as assets and operations of the Therapeutic Products segment which provide, on an incremental basis and at cost, antibodies for sale by the Diagnostic Products segment. Such sales are recorded as direct sales of the Diagnostic Products segment; accordingly, no intersegment sales are recorded.

     The Company's senior management utilizes multiple forms of analysis of operating and financial data to assess segment performance and to make operating decisions with respect to the segments. While segment financial statements are prepared on the same basis as the Company's consolidated financial statements, the primary focus of senior management is on gross profit, and, to a lesser extent, segment operating income, defined as earnings before income taxes, interest, amortization, foreign currency gains and losses, special charges and other non-operating expenses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note
2).

     The Company's segment information as of and for the years ended December 28, 1997, December 27, 1998 and December 26, 1999 is as follows (in thousands):

                                                       1997        1998        1999
                                                     --------    --------    --------
Net sales-unaffiliated customers:
  Therapeutic Products.............................  $ 79,222    $102,116    $ 91,101
  Diagnostic Products..............................    18,291      20,111      37,812
  Corporate/Other..................................        21         845         831
                                                     --------    --------    --------
  Total............................................  $ 97,534    $123,072    $129,744
                                                     ========    ========    ========
Gross profit (loss):
  Therapeutic Products.............................  $ 25,374    $ 29,572    $ 16,000
  Diagnostic Products..............................    10,090      12,281      20,135
  Corporate/Other..................................         5         (23)       (548)
                                                     --------    --------    --------
  Total............................................  $ 35,469    $ 41,830    $ 35,587
                                                     ========    ========    ========
Depreciation expense:
  Therapeutic Products.............................  $  1,453    $  1,944    $  2,396
  Diagnostic Products..............................       772         845       1,712
  Corporate/Other..................................         3          33           7
                                                     --------    --------    --------
  Total............................................  $  2,228    $  2,822    $  4,115
                                                     ========    ========    ========
Segment operating income (loss):
  Therapeutic Products.............................  $ 22,439    $ 27,530    $ 10,735
  Diagnostic Products..............................     5,853       8,882      13,882
  Corporate/Other..................................    (7,045)     (9,530)     (7,071)
                                                     --------    --------    --------
  Total............................................  $ 21,247    $ 26,882    $ 17,546
                                                     --------    --------    --------
Reconciling items:
  Other expense, net...............................     2,713       2,696       4,513
  Interest expense (income), net...................      (532)       (846)        543
  Special charges..................................        --          --      33,969
                                                     --------    --------    --------
  Income (loss) before income taxes................  $ 19,066    $ 25,032    $(21,479)
                                                     ========    ========    ========

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

                                                       1997        1998        1999
                                                     --------    --------    --------
Identifiable assets:
  Therapeutic Products.............................  $ 79,986    $ 94,212    $ 83,738
  Diagnostic Products..............................    10,666      12,016      58,681
  Corporate/Other..................................    32,840      41,103    $ 14,479
                                                     --------    --------    --------
  Total............................................  $123,492    $147,331    $156,898
                                                     ========    ========    ========
Capital expenditures:
  Therapeutic Products.............................  $  3,644    $  4,439    $  1,691
  Diagnostic Products..............................       726         730      14,600
  Corporate/Other..................................        --          --          --
                                                     --------    --------    --------
  Total............................................  $  4,370    $  5,169    $ 16,291
                                                     ========    ========    ========

     "Corporate and Other" includes general corporate overhead expenses, corporate interest income, interest expense other than that directly attributable to an operating segment and other operations that do not otherwise meet the SFAS No. 131 criteria for disclosure. Identifiable assets of each segment consist primarily of accounts receivable, inventories, goodwill and other intangible assets and property and equipment. Corporate assets generally consist of cash and cash equivalents and other unallocated assets.

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

                                                       1997        1998        1999
                                                      -------    --------    --------
Net sales to unaffiliated customers:
  United States.....................................  $72,303    $ 77,596    $ 99,399
  Germany...........................................   10,879      17,723      11,147
  Other foreign.....................................   14,352      27,753      19,198
                                                      -------    --------    --------
                                                      $97,534    $123,072    $129,744
                                                      =======    ========    ========
Long-lived assets:
  United States.....................................  $65,151    $ 68,842    $ 72,113
  United Kingdom....................................    5,519       5,473       4,920
                                                      -------    --------    --------
                                                      $70,670    $ 74,315    $ 77,033
                                                      =======    ========    ========

15. RESTATED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     As part of its assessment of its compliance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" issued in December 1999, the Company determined that its revenue recognition policy as it related to the timing of recording sales under an existing arrangement with a single customer of its Serologicals Proteins subsidiary should be amended. Consequently, the Company reversed net sales of $607,000 and $792,000 that had been previously recognized

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES during the fiscal quarters ended June 27, 1999 and September 26, 1999, respectively. The Company recognized $1,032,000 of such sales in the fourth quarter of 1999 and expects to record the remaining sales upon shipment of the product in fiscal 2000. The Company also had significant changes in its operations during 1999, which it believes caused certain errors to occur in recording certain sales, cost of sales and other expenses in the first three fiscal quarters of 1999 that were previously undetected. These errors resulted in an overstatement of previously reported net sales of $564,000 and an understatement of previously reported cost of sales and other expenses of $908,000 during the first three quarters of 1999. As a result, the Company is restating its results of operations for the first three fiscal quarters of 1999. The above items related only to the Company's 1999 unaudited quarterly operating results and had no impact on previously reported cash flows. The Company's unaudited quarterly results of operations as previously reported and as restated are as follows:

                                      MARCH 28, 1999           JUNE 27, 1999        SEPTEMBER 26, 1999
                                   ---------------------   ---------------------   ---------------------
                                       AS                      AS                      AS
                                   PREVIOUSLY      AS      PREVIOUSLY      AS      PREVIOUSLY      AS
                                    REPORTED    RESTATED    REPORTED    RESTATED    REPORTED    RESTATED
                                   ----------   --------   ----------   --------   ----------   --------
Net Sales........................   $39,532     $39,532     $32,730     $32,108     $17,886     $ 16,530
Costs and expenses:
  Cost of sales..................    27,006      27,621      22,906      22,918      12,858       12,701
  Selling, general and
     administrative expenses.....     4,669       4,784       4,531       4,538       4,469        4,476
  Other expense, net.............       897         897         921         921       1,180        1,180
  Interest expense (income),
     net.........................       (51)        (51)         41          41          31           31
  Special charges................        --          --          --          --       8,575        8,575
                                    -------     -------     -------     -------     -------     --------
Income (loss) before income
  taxes..........................     7,011       6,281       4,331       3,690      (9,227)     (10,433)
Provision (benefit) for income
  taxes..........................     2,460       2,204       1,522       1,297      (3,242)      (3,666)
                                    -------     -------     -------     -------     -------     --------
Net income (loss)................   $ 4,551     $ 4,077     $ 2,809     $ 2,393     $(5,985)    $ (6,767)
                                    =======     =======     =======     =======     =======     ========
Net income (loss) per share:
  Basic..........................   $  0.19     $  0.17     $  0.12     $  0.10     $ (0.26)    $  (0.29)
                                    =======     =======     =======     =======     =======     ========
  Diluted........................   $  0.17     $  0.16     $  0.11     $  0.10     $ (0.26)    $  (0.29)
                                    =======     =======     =======     =======     =======     ========