Form 10-K405/A
period 1999-12-26
SEROLOGICALS CORP
filed 2000-04-24
CIK 767673

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                            ------------------------

                                  FORM 10-K/A

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     Serologicals is refiling its Form 10-K due solely to a pagination and transmission error on pages 8 and 9 of the original Form 10-K. We apologize for any inconvenience.

                                          SEROLOGICALS CORPORATION

                               TABLE OF CONTENTS

PART I.
Item 1.     Business....................................................    3
Item 2.     Properties..................................................   16
Item 3.     Legal Proceedings...........................................   16
Item 4.     Submission of Matters to a Vote of Security Holders.........   16
Item 4a.    Executive Officers and Key Employees of the Registrant......   16

PART II.
Item 5.     Market for the Registrant's Common Equity and Related
            Stockholder Matters.........................................   17
Item 6.     Selected Financial Data.....................................   18
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   20
Item 7a.    Quantitative and Qualitative Disclosures about Market
            Risk........................................................   29
Item 8.     Financial Statements and Supplementary Data.................   30
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................   30

PART III.
Item 10.    Directors and Executive Officers of the Registrant..........   30
Item 11.    Executive Compensation......................................   30
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................   30
Item 13.    Certain Relationships and Related Transactions..............   30

PART IV.
Item 14.    Exhibits, Financial Statements Schedules and Reports on Form
            8-K.........................................................   30

SIGNATURES..............................................................   34

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

          Other. Other products manufactured from source plasma collected by the Company include albumin, used to treat shock and burn patients, and anti-hemophiliac clotting factors. The Company has also on occasion supplied antibodies used in the treatment of respiratory syncytial virus, a virus affecting the respiratory tract, and cytomegalovirus, a herpes virus for which individuals with compromised immune systems are most at risk.

  Diagnostic Products

     The primary diagnostic products produced and sold by the Company include the following:

          Antibodies for Blood Typing Reagents. Blood typing reagents are used by blood banks and hospital transfusion services worldwide to assure compatibility between a recipient and a donor's blood type. Historically, blood typing reagents were made primarily from human-sourced, or polyclonal, antibodies. More recently, monoclonal antibodies have been developed to provide certain high quality antibodies on a consistent basis, and many of these are FDA approved for diagnostic purposes. The Company currently provides over 80 different antibodies used in the production of blood typing reagents that the Company believes provide it with a competitive advantage in this market due to the desire of customers to buy an entire panel of different antibodies for blood typing reagents from one manufacturer. The Company has recently entered into an OEM arrangement with a major customer and manufactures a fuller line of products for use in blood banks and hospitals carrying out blood transfusions. While the majority of antibodies sold by the Company for use in blood typing reagents are in monoclonal form, the Company continues to collect certain rare human-sourced polyclonal antibodies that are used in diagnostic products.

          Animal Blood Proteins. Through its acquisition of Pentex, the Company provides a wide range of approximately 90 distinct animal protein products derived from five different animal species. These products, such as bovine serum albumin ("BSA"), are primarily supplied to healthcare companies for use in blood typing and other diagnostic reagents. One of the primary uses of bovine albumin is to enhance the detection of blood group antibodies, a characteristic essential for the safe transfusion of whole blood. The Company also provides a line of highly purified animal proteins known as tissue culture media components that are used by biotechnology and biopharmaceutical companies as nutrient additives in cell culture media. Examples of these media components are Bovine EX-CYTE(R), Growth Enhancement Media Supplement, produced through a patented manufacturing process, and transferrin. Many of the recombinant proteins currently used as therapeutic products are genetically engineered in mammalian cells. In order for these cells to grow and produce, they require nourishment that can be found from such sources as Bovine EX-CYTE(R), which is rich in cholesterol, phospholipids and essential fatty acids, and transferrin, a protein that provides the cells with the iron required for proper cellular respiration to occur.

          In order to meet current and expected demand for its line of EX-CYTE(R) products, during 1999 the Company completed a significant expansion of its protein fractionation facility in Kankakee, Illinois. Demand for the acquired EX-CYTE(R) product line has increased significantly in recent years as the success rate of genetically engineered proteins and other biotechnology products has increased. Furthermore, the Pentex(R) brand of bovine serum albumin has also seen recent growth, generally following the growth rate of immunodiagnostic products but more recently due to a decrease in production from a competitor resulting from regulatory issues at its manufacturing facility. The Company is currently undergoing a $2 million expansion of its BSA manufacturing capacity to meet the current and anticipated demand for this product. The BSA project is expected to be completed in the third quarter of 2000 and will increase total annual BSA capacity 30%.

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

     On March 20, 2000, the closing price of the common stock was $7.03 per share. As of March 20, 2000, there were 120 holders of record and approximately 6,500 beneficial holders of the Company's common stock.

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

     Net cash provided by financing activities in 1999 was approximately $14.4 million as compared to $5.5 million in the prior year. Financing activities in 1999 primarily consisted of borrowings under the Revolver and proceeds from the exercise of stock options, offset by repurchases of common stock. Financing activities in 1998 consisted primarily of proceeds from the exercise of stock options.

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

(c) Exhibits

 3.1     Amended and Restated Certificate of Incorporation (Exhibit
         3.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 29, 1997, is hereby incorporated by reference).
 3.2     Amended and Restated By-laws (Exhibit 3.4 to the Company's
         Registration Statement on Form S-1 (File No. 33-91176), effective June 14, 1995, is hereby incorporated by reference).
 4.1     Specimen Common Stock Certificate (Exhibit 4.1 to the
         Company's Registration Statement on Form S-1 (File No.
         33-91176), effective June 14, 1995, is hereby incorporated by reference).
 4.2.1 Specimen Form of Rights Certificate (incorporated herein by reference to Exhibit 2.1 of the Registration Statement on Form 8-A filed August 10, 1999).
 4.2.2 Form of Rights Agreement, dated as of August 2, 1999, between the Company and State Street Bank & Trust Company,
         N.A. (incorporated herein by reference to Exhibit 2.2 of the Registration Statement on Form 8-A filed August 10, 1999).
 4.2.3 Form of Certificate of Designation, Preferences and Rights of Series B Preferred Stock (incorporated herein by reference to Exhibit 2.3 of the Registration Statement on Form 8-A filed August 10, 1999).

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

---------------
 * Filed herewith

+ Compensatory Plan or Arrangement

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Serologicals Corporation has duly caused this annual report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on April 21, 2000.

                                          SEROLOGICALS CORPORATION
                                          (Registrant)

                                          By: /s/ DESMOND H. O'CONNELL, JR.
                                            ------------------------------------
                                                 Desmond H. O'Connell, Jr.
                                            President & Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Serologicals Corporation and in the capacities indicated on April 21, 2000:

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
                                                              ======    =======

     The Company has a revolving credit facility with a syndicate of commercial banks (the "Revolver") that was amended during 1999 to increase the total maximum capacity from $35 million to $75 million. The Revolver is payable in full on September 28, 2002 and bears interest at either a floating rate or Eurodollar interest rate plus a margin that fluctuates based on the Company's leverage ratio. The margin on the Eurodollar rate ranges from 1.25% to 2.0%, and the margin on the floating rate option ranges from 0% to .5%. At December 26, 1999, the outstanding principal balance under the Revolver bore interest at rates ranging from 6.84% to 7.72%. The Company is required to pay a fee ranging from .3% to .5%, depending on the Company's leverage, on the unused portion of the Revolver. The Revolver is secured by substantially all of the assets of the Company and the stock of its domestic subsidiaries. The Revolver also contains certain financial covenants that require the maintenance of minimum levels of cash flow coverage, debt service coverage and debt to net worth and also provides for maximum levels of debt to cash flow and rent expense. Furthermore, under the terms of the Revolver, there are limitations on the Company's ability to pay cash dividends and to repurchases shares of the Company's common stock. As of December 26, 1999, the Company was in compliance with all debt covenants.

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
                                                          ======    ======    =======

     Deferred income tax assets and liabilities for 1998 and 1999 reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting and income tax reporting purposes. Temporary differences which give rise to deferred tax assets and liabilities at December 27, 1998 and December 26, 1999 were as follows (in thousands):

                                                               1998       1999
                                                              -------    ------
Deferred tax assets:
  Accruals and reserves.....................................  $ 1,051    $2,091
  Unearned compensation.....................................      106       599
  Goodwill amortization and write-down......................      235     5,733
  Other.....................................................       52        31
                                                              -------    ------
                                                                1,444     8,454
                                                              -------    ------
Deferred tax liabilities:
  Goodwill amortization.....................................   (1,488)       --
  Excess tax depreciation...................................     (570)     (694)
  Other.....................................................       (1)       --
                                                              -------    ------
                                                               (2,059)     (694)
                                                              -------    ------
Net deferred tax asset (liability)..........................  $  (615)   $7,760
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