Form 10-Q
period 2000-03-26
SEROLOGICALS CORP
filed 2000-05-10
CIK 767673

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ---------------------

                                   FORM 10-Q
(MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED MARCH 26, 2000

                                       OR

    [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ________ TO ________ .

                         COMMISSION FILE NUMBER 0-26126

                            SEROLOGICALS CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

              DELAWARE                              58-2142225
              --------                              ----------
   (State or other jurisdiction of               (I.R.S. Employer
   incorporation or organization)                Identification Number)

        780 PARK NORTH BLVD.
              SUITE 110
          ATLANTA, GEORGIA                             30021
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

                           Yes [X]            No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                CLASS                       OUTSTANDING AT MAY 4, 2000
                -----                       --------------------------
  Common Stock, $.01 par value per                  23,244,092
                 share

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

PART I.

Item 1.   Financial Statements (Unaudited)............................    3
          Condensed Consolidated Balance Sheets -- March 26, 2000 and
            December 26, 1999.........................................    3
          Condensed Consolidated Statements of Income -- for the
            quarters ended March 26, 2000 and March 28, 1999..........    4
          Condensed Consolidated Statements of Cash Flows -- for the
            quarters ended March 26, 2000 and March 28, 1999..........    5
          Notes to Condensed Consolidated Financial Statements........    6
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   11
Item 3.   Quantitative and Qualitative Disclosures about Market
            Risk......................................................   14

PART II.
Item 1.   Legal Proceedings...........................................   15
Item 6.   Exhibits and Reports on Form 8-K............................   15
SIGNATURES............................................................   16

                                    PART I.

ITEM 1.  FINANCIAL STATEMENTS

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              MARCH 26,   DECEMBER 26,
                                                                2000          1999
                                                              ---------   ------------
                                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  2,152      $  3,294
  Trade accounts receivable, net............................    22,762        29,559
  Inventories...............................................    34,403        33,361
  Other current assets......................................     8,801         7,328
                                                              --------      --------
          Total current assets..............................    68,118        73,542
                                                              --------      --------
PROPERTY AND EQUIPMENT, net.................................    32,390        32,437
                                                              --------      --------
OTHER ASSETS:
  Goodwill, net.............................................    39,255        39,987
  Other, net................................................    10,788        10,932
                                                              --------      --------
          Total other assets................................    50,043        50,919
                                                              --------      --------
                                                              $150,551      $156,898
                                                              ========      ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt and capital lease
     obligations............................................  $  2,562      $  2,567
  Accounts payable..........................................     7,340         5,508
  Accrued liabilities.......................................    10,746        13,910
  Deferred revenue..........................................     1,385         1,385
                                                              --------      --------
          Total current liabilities.........................    22,033        23,370
                                                              --------      --------
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current
  maturities................................................    18,295        30,000
                                                              --------      --------
OTHER LIABILITIES...........................................       304           304
                                                              --------      --------
STOCKHOLDERS' EQUITY:
  Common stock..............................................       259           249
  Additional paid-in capital................................    95,813        91,383
  Retained earnings.........................................    30,627        28,253
  Accumulated other comprehensive income....................       243           362
  Less: treasury stock, at cost.............................   (17,023)      (17,023)
                                                              --------      --------
          Total stockholders' equity........................   109,919       103,224
                                                              --------      --------
                                                              $150,551      $156,898
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

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                    QUARTER ENDED
                                                              -------------------------
                                                               MARCH 26,     MARCH 28,
                                                                 2000          1999
                                                              -----------   -----------
Net sales...................................................  $    36,335   $    39,532
Costs and expenses:
  Cost of sales.............................................       26,333        27,621
  Selling, general and administrative expenses..............        4,925         4,784
  Other expense, net........................................          795           897
  Interest expense (income), net............................          422           (51)
  Special charges...........................................          151            --
                                                              -----------   -----------
Income before income taxes..................................        3,709         6,281
Provision for income taxes..................................        1,336         2,204
                                                              -----------   -----------
          Net income........................................  $     2,373   $     4,077
                                                              ===========   ===========
Net income per common share:
  Basic.....................................................  $      0.10   $      0.17
                                                              ===========   ===========
  Diluted...................................................  $      0.10   $      0.16
                                                              ===========   ===========
Weighted average shares:
  Basic.....................................................   22,793,325    24,581,753
                                                              ===========   ===========
  Diluted...................................................   23,495,275    26,276,603
                                                              ===========   ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                  QUARTER ENDED
                                                              ---------------------
                                                              MARCH 26,   MARCH 28,
                                                                2000        1999
                                                              ---------   ---------
OPERATING ACTIVITIES:
  Net income................................................  $  2,373    $  4,077
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................     2,093       1,913
     Deferred income taxes..................................         2          (3)
     Non-cash special charges...............................       151          --
  Changes in operating assets and liabilities, net of
     acquisitions of businesses:
     Trade accounts receivable, net.........................     6,797      (2,881)
     Inventories............................................    (1,042)        321
     Other current assets...................................       860        (157)
     Accounts payable.......................................     1,832         417
     Accrued expenses.......................................    (3,433)        563
     Deferred revenue.......................................        --        (431)
                                                              --------    --------
          Total adjustments.................................     7,260        (258)
                                                              --------    --------
          Net cash provided by operating activities.........     9,633       3,819
                                                              --------    --------
INVESTING ACTIVITIES:
  Purchases of property and equipment.......................    (1,169)     (4,073)
  Acquisitions of businesses, net of cash acquired..........        --     (27,872)
  Other.....................................................        --         274
                                                              --------    --------
          Net cash used in investing activities.............    (1,169)    (31,671)
                                                              --------    --------
FINANCING ACTIVITIES:
  Net repayments on revolving line of credit................   (11,705)         --
  Payments on long-term debt and capital lease
     obligations............................................        (5)        (21)
  Proceeds from employee stock plans........................     2,104       1,538
                                                              --------    --------
          Net cash provided by (used in) financing
           activities.......................................    (9,606)      1,517
                                                              --------    --------
Net decrease in cash and cash equivalents...................    (1,142)    (26,335)
Cash and cash equivalents, beginning of period..............     3,294      34,940
                                                              --------    --------
Cash and cash equivalents, end of period....................  $  2,152    $  8,605
                                                              ========    ========
SUPPLEMENTAL DISCLOSURES:
  Interest paid.............................................  $    541    $     68
  Taxes paid................................................  $     77    $     89

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 26, 2000
                                  (UNAUDITED)

FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which generally can be identified by the use of forward looking terminology such as "may," "will," "expect," "anticipate," "intend," "estimate," "plan," "believe," or "continue" or the negative thereof or other variations thereon or similar terminology. These forward looking statements include, without limitation, statements regarding the impact on Serologicals of reduced anti-D sales and our efforts to replace them; the impact on the Company of current industry supply and demand factors and the supply of and demand for our individual products; the margin pressure on Serologicals' non-specialty antibody product line; the possible divestiture of the non-specialty business; the impact of certain operational adjustments regarding anti-D antibody collections; the level of capital expenditures during 2000; the ability to complete the purchase of the site in Scotland to expand our monoclonal manufacturing facility; the risks of liability for product claims; and the sufficiency of capital and liquidity to fund operations, capital expenditures, stock repurchases and acquisitions. These forward looking statements are subject to certain risks and uncertainties, such as changes in the economy or market conditions, changes in financial, banking and capital markets, changes in customers' needs or abilities to manufacture products, changes in government policy or regulations and other factors discussed in Part I of the Company's Annual Report on Form 10-K for the year ended December 26, 1999, which could cause actual results to differ materially.

1.  ORGANIZATION AND BASIS OF PRESENTATION

  Organization

     Serologicals Corporation (collectively with its subsidiaries, "Serologicals", "We", "Our" or the "Company") is a leading worldwide provider of specialty human antibodies and other blood-related products and services to major healthcare companies. Our services, including donor recruitment, donor management and clinical testing services, enable us to provide value-added specialty antibodies that are used as the active ingredients in therapeutic products for the treatment and management of such medical indications as Rh incompatibility in newborns, rabies and hepatitis. We also provide a variety of proteins used in diagnostic reagents and tissue culture media components for use as additives in biotech products. Additionally, we collect source plasma containing non-specialty antibodies from which a number of products, primarily intravenous immune globulin (IVIG), a product containing a broad spectrum of antibodies used in the treatment of a wide variety of medical indications, are derived.

     As of May 5, 2000, we conducted our operations through a national network of 64 donor centers and through laboratories located in the United States and the United Kingdom. We operate two monoclonal antibody manufacturing facilities in Scotland that are engaged in the development, manufacture and sale of monoclonal antibodies, and a blood protein fractionation facility located in Kankakee, Illinois that supplies a broad line of purified animal and human blood proteins to the diagnostic and biopharmaceutical industries.

  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of Serologicals and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, to present

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES fairly Serologicals' financial position, results of operations and cash flows at the dates and for the periods presented. Interim results of operations are not necessarily indicative of results to be expected for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements as of December 26, 1999 and the notes thereto included in our Annual Report on Form 10-K for the year ended December 26, 1999.

     Certain prior year amounts have been reclassified to conform to the current year presentation.

  Earnings Per Share

     Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per share is similar to basic earnings per share, except that net income is adjusted by the after-tax interest expense on convertible indebtedness and the weighted average number of shares includes the dilutive effect of stock options, warrants, convertible indebtedness and similar instruments.

     The following table sets forth the calculation of basic and diluted earnings per share for the quarters ended March 26, 2000 and March 28, 1999, respectively:

                                                                  QUARTER ENDED
                                                              ---------------------
                                                              MARCH 26,   MARCH 28,
                                                                2000        1999
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                               PER SHARE AMOUNTS)
Basic earnings per share:
  Net income................................................   $ 2,373     $ 4,077
  Weighted average shares of common stock outstanding.......    22,793      24,582
                                                               -------     -------
          Net income per share..............................   $  0.10     $  0.17
                                                               =======     =======
Diluted earnings per share:
  Net income................................................   $ 2,373     $ 4,077
  Plus: interest expense on convertible indebtedness, net of
     tax....................................................        17          36
                                                               -------     -------
          Net income, as adjusted...........................   $ 2,390     $ 4,113
                                                               -------     -------
  Weighted average shares of common stock outstanding.......    22,793      24,582
  Effect of dilutive securities:
     Stock options and warrants.............................       520       1,299
     Convertible indebtedness...............................       182         396
                                                               -------     -------
  Weighted average shares of common stock outstanding,
     including dilutive instruments.........................    23,495      26,277
                                                               -------     -------
          Net income per share..............................   $  0.10     $  0.16
                                                               =======     =======

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

  Comprehensive Income

     The following table sets forth the calculation of comprehensive income for the periods indicated below:

                                                                  QUARTER ENDED
                                                              ---------------------
                                                              MARCH 26,   MARCH 28,
                                                                2000        1999
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Net income, as reported.....................................   $2,373      $4,077
Other comprehensive income, net of tax
  Foreign currency translation adjustments..................      (73)       (124)
  Unrealized gains on securities:
     Unrealized holding gains during period.................       --         178
     Less: reclassification adjustment for gains included in
      net income............................................       --         (72)
                                                               ------      ------
Other comprehensive income..................................      (73)        (18)
                                                               ------      ------
Comprehensive income........................................   $2,300      $4,059
                                                               ======      ======

  Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No.133"). SFAS No. 133 requires derivative instruments to be recorded on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in values of derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, which defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. We do not believe that the adoption of SFAS No. 133 will have a material effect on our results of operations or financial position.

2.  LONG-TERM DEBT AND LEASE OBLIGATIONS

     Long-term debt and capital lease obligations at March 26, 2000 and December 26, 1999 consisted of the following:

                                                              MARCH 26,   DECEMBER 26,
                                                                2000          1999
                                                              ---------   ------------
                                                                   (IN THOUSANDS)
Revolving credit facility, maturing in September 2002,
  bearing interest at floating rates........................   $18,295      $30,000
$2.55 million convertible subordinated note payable,
  interest payable quarterly at 4.0%; principal payable on
  September 23, 2000........................................     2,550        2,550
Capital lease obligations at varying interest rates and
  terms, maturing through 2000..............................        12           17
                                                               -------      -------
                                                                20,857       32,567
Less current maturities.....................................     2,562        2,567
                                                               -------      -------
                                                               $18,295      $30,000
                                                               =======      =======

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

3.  LIABILITY FOR SPECIAL CHARGES

     The following table summarizes the activity in the severance accrual through March 26, 2000:

                                                        ADDITIONS
                                                        TO RESERVE
                                             BALANCE,   CHARGED TO     CASH             BALANCE,
DESCRIPTION                                  12/26/99    EXPENSE     PAYMENTS   OTHER   3/26/00
-----------                                  --------   ----------   --------   -----   --------
                                                               (IN THOUSANDS)
Employee termination costs.................   $1,377       $151       $(486)     $--     $1,042

     The amount charged to expense during the current period consists of an additional severance arrangement and is included in "Special charges" in the Condensed Consolidated Statements of Income. The remaining accrual of approximately $1.0 million is included in "Accrued expenses" in the Condensed Consolidated Balance Sheet. As of March 26, 2000, the expected remaining cash requirements for this liability are approximately $0.6 million in 2000 and $0.4 million in 2001.

4.  SEGMENT INFORMATION

     Serologicals conducts its business primarily through two business segments, the Therapeutic Products segment and the Diagnostic Products segment. These segments were determined based primarily on the differing nature of the ultimate end use of our products, the differing production and other value-added processes performed by us with respect to the products and, to a lesser extent, the differing customer bases to which each reportable segment sells its products. The remainder of our operations that do not otherwise fall into one of these two segments, as well as general, unallocated corporate overhead expenses, are reported in the category entitled "Corporate and Other." Selected financial information is reported below for the quarters ended March 26, 2000 and March 28, 1999:

                                                                  QUARTER ENDED
                                                              ---------------------
                                                              MARCH 26,   MARCH 28,
                                                                2000        1999
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Net sales -- unaffiliated customers:
  Therapeutic Products......................................   $26,446     $29,813
  Diagnostic Products.......................................     9,889       9,457
  Corporate/Other...........................................        --         262
                                                               -------     -------
          Total.............................................   $36,335     $39,532
                                                               =======     =======
Segment operating income (loss):
  Therapeutic Products......................................   $ 3,372     $ 5,275
  Diagnostic Products.......................................     3,793       3,598
  Corporate/Other...........................................    (2,088)     (1,746)
                                                               -------     -------
          Total.............................................     5,077       7,127
                                                               -------     -------
Reconciling items:
  Other expense, net........................................       795         897
  Interest income, net......................................       422         (51)
  Special charges...........................................       151          --
                                                               -------     -------
          Income before income taxes........................   $ 3,709     $ 6,281
                                                               =======     =======

     Segment operating income is defined as earnings before income taxes, interest, amortization, foreign currency gains and losses, special charges and other non-operating income and expenses. "Corporate and Other" includes general corporate expenses, corporate interest income, interest expense other than that

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES directly attributable to an operating segment and other operations that do not otherwise meet the SFAS No. 131 criteria for disclosure. Serologicals had no intersegment sales during 2000 or 1999.

5.  COMMITMENTS AND CONTINGENCIES

  Litigation

     Serologicals is involved in certain litigation arising in the ordinary course of business. We do not believe any of this litigation is likely to have a material adverse effect on Serologicals' financial position or results of operations.

     Additionally, subsequent to the end of the first quarter of 2000, we have learned of several complaints that have been filed against the Company and certain of its current and former executive officers and directors. Although neither the Company nor any of the officers or directors has been served, Serologicals has obtained copies of three of the complaints, which allege violations of the Securities Exchange Act of 1934 including Sections 10(b) and 20(a) thereof and Rule 10b-5 promulgated thereunder. Although we consider all of the claims in the complaints to be without merit and intend to defend the lawsuits vigorously, we are unable to predict at this time the final outcome of these claims.

  Product Claims

     During 1999, we discovered and notified a customer that we had inadvertently shipped a unit of source plasma that did not meet FDA standards requiring negative test results for a certain virus. The customer subsequently indicated to us that the product had been partially manufactured with other units of plasma and thus had potentially affected a substantial number of units. After completing further testing, the customer notified us that the manufacturing pool containing this unit tested negative for the particular virus, and therefore may be available for further manufacture into finished product, pending FDA approval. During the first quarter of 2000, the customer informed us that FDA approval had been granted for use of this manufacturing pool, and accordingly, we expect no further risk of liability for this particular claim.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Serologicals is a leading worldwide provider of biological materials and services to major healthcare companies. We provide value-added antibody-based products that are used as the active ingredients in therapeutic products for the treatment and management of diseases such as Rh incompatibility in newborns, rabies and hepatitis and in diagnostic products such as blood typing reagents and diagnostic test kits. Through our Pentex protein fractionation facility, we provide a variety of proteins used in diagnostic reagents and tissue culture media components for use as additives in biotech products. We are also engaged in the development, manufacturing and sale of monoclonal antibodies at our facilities in the United Kingdom. As of May 5, 2000, the Company operated 64 donor centers, 17 of which specialize in the collection of specialty antibodies and 47 of which primarily collect source plasma containing non-specialty antibodies from which a number of products, primarily IVIG, are produced.

     Owing in part to increasing margin pressures and the inability of Serologicals to pass increased costs on to its customers, we are performing a strategic review of our non-specialty antibody business and are currently in discussions which could result in a divestiture of all or a portion of our 47 non-specialty donor centers.

     For management purposes, the operations of Serologicals' subsidiaries are organized into two primary operating segments, Therapeutic Products and Diagnostic Products. These segments are based primarily on the differing nature of the ultimate end use of our products, the differing production and other value-added processes performed by us with respect to the products and, to a lesser extent, the differing customer bases to which each reportable segment sells its products.

     The activities of the Therapeutic Products segment primarily include the collection and sale of specialty and non-specialty human antibodies that are used as the active ingredients in therapeutic products for the treatment and management of various diseases. The activities of the Diagnostic Products segment include the monoclonal antibody production facilities and certain human-sourced, polyclonal antibodies. While an increasing number of Pentex(R)-branded products are being used in therapeutic end products, the management of this business is performed within Serologicals' diagnostic business unit and, accordingly, is included in the Diagnostic Products reportable business segment. The antibodies and other proteins provided by the Diagnostic Products segment are used in diagnostic products such as blood typing reagents and diagnostic test kits and as nutrient additives in biotech products.

RESULTS OF OPERATIONS

     The following discussion and analysis of Serologicals' financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

     The following table sets forth certain operating data of Serologicals as a percentage of net sales for the periods indicated below.

                                                                  QUARTER ENDED
                                                              ----------------------
                                                              MARCH 26,    MARCH 28,
                                                                2000         1999
                                                              ---------    ---------
Net sales...................................................    100.0%       100.0%
Gross profit................................................     27.5         30.1
Selling, general and administrative expenses................     13.6         12.1
Net income..................................................      6.5         10.3

  Quarters Ended March 26, 2000 and March 28, 1999

     NET SALES

     Consolidated. Consolidated net sales decreased approximately $3.2 million, or 8%, from $39.5 million in 1999 to $36.3 million in 2000. The decrease was primarily attributable to lower sales of anti-D antibodies, which was partially offset by an increase in sales of non-specialty antibodies and increases in sales of diagnostic products.

     Therapeutic Products. Net sales of Therapeutic Products totaled $26.4 million, a decrease of approximately $3.4 million, or 11%, from the prior year. This decrease was primarily due to a $5.8 million decrease in the sale of specialty antibodies. The decrease in anti-D sales reflected the loss in 1999 of orders from a major customer, as well as a generally higher supply of anti-D in the marketplace from other independent producers. Net sales of non-specialty antibodies increased 14% year-over-year, due partially to price increases, as well as to an increase in the percentage of the product sold on a "gross" pricing basis, for which the increased selling price reflects the provision of laboratory testing services and certain donor supplies by Serologicals.

     Diagnostic Products. Net sales of Diagnostic Products increased approximately $432,000, or 5%, from $9.5 million in 1999 to $9.9 million in 2000, primarily as a result of increased sales of monoclonal antibodies and blood protein products. Sales of monoclonal antibodies increased $498,000, or 18%, from $2.7 million to $3.2 million and reflect additional demand for certain products manufactured for customers under an outsourcing arrangement. Sales of blood protein products, including bovine serum albumin (BSA) and the EX-CYTE(R) product line, increased approximately $265,000 to $5.1 million in the first quarter of 2000. These increases were offset by lower sales of primarily human-sourced antibodies used in blood typing reagents and diagnostic test kits, which decreased approximately $330,000 from $1.8 million in 1999 to $1.5 million in 2000.

     GROSS PROFIT

     Consolidated. Consolidated gross profit decreased approximately $1.9 million, or 16%, from $11.9 million in the first quarter of 1999 to $10.0 million during 2000. This decrease was primarily the result of the overall decrease in sales, as well as the product mix. Compared to the first quarter of 1999, sales for the first quarter of 2000 included a higher percentage of relatively lower margin non-specialty antibodies. Gross profit as a percentage of net sales ("gross margin") decreased from 30% in 1999 to 28% in the current year, primarily as a result of the impact of the change in product mix previously described.

     Therapeutic Products. Gross profit from Therapeutic Products decreased approximately $2.0 million, or 30%, from $6.6 million in 1999 to $4.6 million in the first quarter of 2000, primarily as a result of the lower sales of anti-D and an increase in the percentage of total sales representing non-specialty antibodies. Non-specialty antibodies increased as a percentage of total Therapeutic Product sales from 56% in 1999 to 72% in 2000. Gross margins on Therapeutic Products decreased from 22% to 17%, primarily due to the lower percentage of higher-margin specialty antibody sales as a percentage of total sales, and slightly lower margins on sales of non-specialty antibodies.

     Diagnostic Products. Gross profit from Diagnostic Products was $5.4 million for the first quarter of 1999, unchanged from the comparable period of 1999. Gross margins on Diagnostic Products decreased from 57% in 1999 to 55% in 2000, primarily due to slightly lower margins from sales of monoclonal antibodies.

     INTEREST EXPENSE (INCOME), NET

     Interest expense (income), net increased $473,000, from net interest income of $51,000 in 1999 to net interest expense of $422,000 in the current year, due to borrowings outstanding under the revolving line of credit.

LIQUIDITY AND CAPITAL RESOURCES

     The following table sets forth certain indicators of financial condition and liquidity as of March 26, 2000 and December 26, 1999:

                                                              MARCH 26,    DECEMBER 26,
                                                                2000           1999
                                                              ---------    ------------
Cash and cash equivalents...................................  $  2,152       $  3,294
Working capital.............................................    46,085         50,172
Total long-term debt and capital lease obligations..........    20,857         32,567
Stockholders' equity........................................   109,919        103,224
Total debt to equity ratio..................................      19.0%          31.5%

     Serologicals has three principal sources of near-term liquidity: (i) existing cash and cash equivalents; (ii) cash generated by operations, and (iii) available borrowing capacity under our revolving credit facility (the "Revolver"), which provides for a maximum borrowing capacity of $75 million. Our management believes that our liquidity and capital resources are sufficient to meet our working capital, capital expenditure and other anticipated cash requirements over the next twelve months and may be available for use in acquisitions. However, we anticipate that future acquisition and growth opportunities may require supplementary funding, including the issuance of equity or debt securities.

     During the first three months of 2000, net cash provided by operating activities was $9.6 million compared with $3.8 million during the first quarter of 1999, an increase of $5.8 million. This increase was primarily attributable to a smaller investment in working capital of approximately $7.2 million versus the prior year, offset by a $1.7 million decrease in net income. The decreased investment in working capital was in large part due to a decrease in accounts receivable of $6.8 million compared with a $2.9 million increase in the prior year, offset by an increase in inventories of $1.0 million in 2000 versus a $0.3 million decrease in 1999, and a $3.4 million decrease in accrued expenses in 2000 versus an increase of $0.6 million in 1999. Accounts receivable decreased approximately 23% from the previous year end, due primarily to the timing of sales and collections as a significant amount of shipments occurred during the last several weeks of fiscal year 1999.

     Net cash used in investing activities during the first quarter of 2000 was $1.2 million as compared to $31.7 million in 1999. Capital expenditures decreased $2.9 million compared with the first quarter of 1999. The first quarter of 1999 included the acquisition of the Pentex Blood Proteins Business of Bayer Corporation ("Pentex") and costs associated with the development of a donor center operating system.

     Serologicals anticipates capital expenditures for the remainder of fiscal year 2000 to be approximately $9 to $11 million. Significant planned expenditures include the following: (i) completion of an expansion of our BSA manufacturing capacity at our fractionation facility in Kankakee, Illinois; (ii) several information systems initiatives, primarily the automation of our donor center network; and (iii) renovations or relocations of existing donor centers. In addition, we have reached an agreement in principle to purchase a site in Scotland to expand our monoclonal manufacturing operations which, if consummated, would require additional expenditures of approximately $2.5 million.

     Net cash used in financing activities was $9.6 million in 2000 compared to cash provided of $1.5 million in 1999. During the first quarter of 2000, we repaid $11.7 million of the outstanding balance on the Revolver. As of March 26, 2000, borrowings outstanding under the Revolver totaled $18.3 million, compared with $30.0 million outstanding as of December 26, 1999. Other financing activities in both periods consisted primarily of proceeds from the exercise of stock options.

OUTLOOK

  Therapeutic Products

     Demand for non-specialty antibodies remains strong and generally exceeds Serologicals' ability to supply targeted amounts to our customers. However, we expect continued margin pressure on this product line unless and until we are able to increase collections of this product and selling prices to our customers. Furthermore, we believe that the non-specialty antibody business may no longer match our primary strategic objectives of providing high margin, value-added products to the pharmaceutical, biotechnology and diagnostic industries. As a result, we are in discussions that could result in a divestiture of all or a portion of our 47 non-specialty donor centers. However, there can be no assurance that we will be successful in either divesting or otherwise successfully restructuring the non-specialty operations, or that any further impact from the factors affecting the business will not have a material adverse effect on Serologicals or our operations.

     We expect a modest recovery in anti-D sales in 2000. However, further operational adjustments may be required, including reducing the level of anti-D specialty antibody collections, which could adversely affect the per unit production costs of anti-D and other specialty therapeutic products.

     Demand for Serologicals other specialty antibody products, anti-HBs and anti-rabies, continues to be strong and is expected to increase in 2000.

  Diagnostic Products

     Serologicals anticipates moderate increases in sales of polyclonal antibodies used in blood typing reagents and diagnostic test kits, and more substantial increases during 2000 in sales of monoclonal antibodies, primarily as a result of the potential of the outsource manufacturing work we are performing for a major diagnostic customer. We expect demand for our Pentex(R) line of blood protein products, in particular the EX-CYTE(R) line of tissue culture media, to continue to increase. Our Pentex(R) facility in Kankakee, Illinois is currently undergoing a $2 million expansion of the Pentex(R) bovine serum albumin (BSA) manufacturing operations, which we expect to complete during the latter part of 2000. This expansion is expected to increase BSA production capacity by approximately 30%, in order to meet current and expected customer demand.

     We are developing a line of monoclonal antibodies to be used as controls in diagnostic test kits, which were historically derived from human donors. While sales to date have not been significant, we believe that this product line could provide additional opportunities for growth in Diagnostic Products.

     Additionally, we believe that in addition to the aforementioned internal growth potential, opportunities exist to expand our diagnostic operations through selective acquisitions that are complementary to our existing monoclonal and protein fractionation operations. However, there can be no assurance that we will be successful in achieving any or all of the elements of our strategy.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires derivative instruments to be recorded on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in values of derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, which defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. We do not believe that the adoption of SFAS No. 133 will have a material effect on our results of operations or financial position.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes regarding Serologicals' market risk position from the information provided in our Annual Report on Form 10-K for the fiscal year ended December 26, 1999. The quantitative and qualitative disclosures about market risk are discussed under the caption "Market Risk" in
Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Form 10-K.

                                    PART II.

ITEM 1.  LEGAL PROCEEDINGS

     Serologicals has learned of several complaints that have been filed against the Company and certain of its current and former executive officers and directors. Although neither the Company nor any of the officers or directors has been served, Serologicals has obtained copies of three of the complaints, which allege violations of the Securities Exchange Act of 1934 including Sections 10(b) and 20(a) thereof and Rule 10b-5 promulgated thereunder. Although we consider all of the claims in the complaints to be without merit and intend to defend the lawsuits vigorously, we are unable to predict at this time the final outcome of these claims.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits (numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT
 NUMBER         DESCRIPTION
--------        -----------
10.17.1     --  Transition agreement between the Company and P. Anne Hoppe
10.23.1     --  Letter agreement between the Company and Desmond H.
                O'Connell, Jr.
10.26       --  Letter agreement between the Company and Samuel A.
                Penninger, Jr.
27          --  Financial Data Schedule (electronic filing only)

     b. Reports on Form 8-K:

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SEROLOGICALS CORPORATION
                                          (Registrant)

Date: May 10, 2000                                  By:               /s/ PETER J. PIZZO, III
                                                        ----------------------------------------------------
                                                                         Peter J. Pizzo, III
                                                                Vice President/Chief Financial Officer
                                                             (Principal Financial and Accounting Officer)