Form 10-Q
period 2000-06-25
SEROLOGICALS CORP
filed 2000-08-09
CIK 767673

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 25, 2000

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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              Class                              Outstanding at August 2, 2000
              -----                              -----------------------------
Common Stock, $.01 par value per share                   22,665,032

                                      INDEX

                    SEROLOGICALS CORPORATION AND SUBSIDIARIES

PART I.

Item 1. Financial Statements (Unaudited)

   Condensed Consolidated Balance Sheets -
        June 25, 2000 and December 26, 1999..................................      3

   Condensed Consolidated Statements of Income -
        For the three and six months ended June 25, 2000 and June 27, 1999...      4

   Condensed Consolidated Statements of Cash Flows -
        For the six months ended June 25, 2000 and June 27, 1999.............      5

   Notes to Condensed Consolidated Financial Statements......................   6-12

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................  12-18

Item 3.  Quantitative and Qualitative Disclosure about Market Risk........ ..     19


PART II.

Item 1.  Legal Proceedings. .................................................     19
Item 4.  Submission of Matters to a Vote of Security Holders. ...............     19
Item 6.  Exhibits and Reports on Form 8-K....................................     20

SIGNATURES...................................................................     21

PART I.

ITEM 1. FINANCIAL STATEMENTS

                    SEROLOGICALS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      JUNE 25,           DECEMBER 26,
                                                                                        2000                 1999
                                                                                     ----------          ------------
                                              ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ...............................................          $    2,136           $    3,294
  Trade accounts receivable, net ..........................................              25,640               29,559
  Inventories .............................................................              31,245               33,361
  Other current assets ....................................................               5,807                7,328
                                                                                     ----------           ----------
  Total current assets ....................................................              64,828               73,542
                                                                                     ----------           ----------
PROPERTY AND EQUIPMENT, net ...............................................              32,707               32,437
                                                                                     ----------           ----------
OTHER ASSETS:
  Goodwill, net ...........................................................              38,283               39,987
  Other, net ..............................................................              10,732               10,932
                                                                                     ----------           ----------
  Total other assets ......................................................              49,015               50,919
                                                                                     ----------           ----------
                                                                                     $  146,550           $  156,898
                                                                                     ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt and capital lease obligations ......          $    2,553           $    2,567
  Accounts payable ........................................................               4,705                5,508
  Accrued liabilities .....................................................               9,991               13,910
  Deferred revenue ........................................................                  --                1,385
                                                                                     ----------           ----------
  Total current liabilities ...............................................              17,249               23,370
                                                                                     ----------           ----------
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current
  maturities ..............................................................              20,591               30,000
                                                                                     ----------           ----------
OTHER LIABILITIES .........................................................                 304                  304
                                                                                     ----------           ----------
STOCKHOLDERS' EQUITY:
  Common stock ............................................................                 259                  249
   Additional paid-in capital .............................................              95,880               91,383
  Retained earnings .......................................................              32,631               28,253
  Accumulated other comprehensive income ..................................                (364)                 362
  Less:  treasury stock, at cost ..........................................             (20,000)             (17,023)
                                                                                     ----------           ----------
  Total stockholders' equity ..............................................             108,406              103,224
                                                                                     ----------           ----------
                                                                                     $  146,550           $  156,898
                                                                                     ==========           ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    SEROLOGICALS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                  --------------------------------        --------------------------------
                                                    JUNE 25,            JUNE 27,            JUNE 25,            JUNE 27,
                                                      2000                1999                2000                1999
                                                  ------------        ------------        ------------        ------------

Net sales ................................        $     41,896        $     32,108        $     78,232        $     71,640
Costs and expenses:
  Cost of sales ..........................              29,987              22,918              56,320              50,539
  Selling, general and administrative
    expenses .............................               5,954               4,538              10,879               9,322
  Interest expense (income), net .........                 463                  41                 886                 (10)
  Other expense, net .....................                 751                 921               1,546               1,818
  Special charges ........................               1,610                  --               1,761                  --
                                                  ------------        ------------        ------------        ------------
Income before income taxes ...............               3,131               3,690               6,840               9,971
Provision for income taxes ...............               1,127               1,297               2,462               3,501
                                                  ------------        ------------        ------------        ------------
Net income ...............................        $      2,004        $      2,393        $      4,378        $      6,470
                                                  ============        ============        ============        ============
Net income per common share:
  Basic ..................................        $       0.09        $       0.10        $       0.19        $       0.26
                                                  ============        ============        ============        ============
  Diluted ................................        $       0.09        $       0.10        $       0.19        $       0.25
                                                  ============        ============        ============        ============

Weighted average common and common
 equivalent shares outstanding:
   Basic .................................          23,119,166          24,289,328          22,956,246          24,435,541
   Diluted ...............................          23,386,761          25,123,121          23,428,237          25,687,920

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    SEROLOGICALS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                            SIX MONTHS ENDED
                                                                                     -------------------------------
                                                                                      JUNE 25,             JUNE 27,
                                                                                        2000                 1999
                                                                                     ----------           ----------
OPERATING ACTIVITIES:
  Net income ..............................................................          $    4,378           $    6,470
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization .........................................               3,962                3,720
    Deferred income tax benefit ...........................................                  (3)                  (4)
    Special charges .......................................................               1,761                   --

  Changes in operating assets and liabilities, net of acquisitions of businesses:
    Trade accounts receivable, net ........................................               3,919                3,384
    Inventories ...........................................................               2,116               (3,395)
    Other current assets ..................................................               3,866                  368
    Accounts payable ......................................................                (803)                (319)
    Accrued expenses ......................................................              (5,449)              (2,833)
    Deferred revenue ......................................................              (1,385)                (633)
    Other, net ............................................................                (848)                  --
                                                                                     ----------           ----------
      Total adjustments ...................................................               7,136                  288
                                                                                     ----------           ----------
        Net cash provided by operating activities .........................              11,514                6,758
                                                                                     ----------           ----------
INVESTING ACTIVITIES:
  Purchases of property and equipment .....................................              (2,437)              (8,063)
  Acquisitions of businesses, net of cash acquired ........................                  --              (27,874)
  Other ...................................................................                  --                  123
                                                                                     ----------           ----------
        Net cash used in investing activities .............................              (2,437)             (35,814)
                                                                                     ----------           ----------
FINANCING ACTIVITIES:
  Net repayments on revolving line of credit ..............................              (9,409)                 483
  Payments on long-term debt and capital lease obligations ................                 (14)                 (41)
  Repurchases of common stock .............................................              (2,977)              (7,100)
  Proceeds from employee stock plans ......................................               2,165                1,691
                                                                                     ----------           ----------
        Net cash used in financing activities .............................             (10,235)              (4,967)
                                                                                     ----------           ----------

Net decrease in cash and cash equivalents .................................              (1,158)             (34,023)
Cash and cash equivalents, beginning of period ............................               3,294               34,940
                                                                                     ----------           ----------
Cash and cash equivalents, end of period ..................................          $    2,136           $      917
                                                                                     ==========           ==========
SUPPLEMENTAL DISCLOSURES:
Interest Paid .............................................................          $    1,111           $       91
Taxes Paid ................................................................          $      605           $    3,410
Conversion of promissory note into common stock ...........................          $       --           $    2,667

The accompanying notes are an integral part of these consolidated financial statements.

                    SEROLOGICALS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 25, 2000
                                   (UNAUDITED)

FORWARD LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which generally can be identified by the use of forward looking terminology such as "may," "will," "expect," "anticipate," "intend," "estimate," "plan," "believe," or "continue" or the negative thereof or other variations thereon or similar terminology. These forward looking statements include, without limitation, statements regarding the ability of Serologicals to complete the sale of its Seramed subsidiary during the third quarter of 2000; the impact on the Company of current industry supply and demand factors and the supply of, demand for and expected sales of individual products; the impact of certain operational adjustments regarding anti-D antibody collections; the level of capital expenditures during 2000; the timing of the completion of the expansion of the Kankakee facility; the sufficiency of capital and liquidity to fund operations, capital expenditures, stock repurchases and acquisitions. These forward looking statements are subject to certain risks and uncertainties, such as changes in the economy or market conditions, changes in financial, banking and capital markets, changes in customers' needs or abilities to manufacture products, changes in government policy or regulations, the ability to attract and retain qualified donors and other factors discussed in Part I of the Company's Annual Report on Form 10-K for the year ended December 26, 1999, which could cause actual results to differ materially.


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

         As of August 7, 2000, we conducted our operations through a national network of 64 donor centers and through laboratories located in the United States and the United Kingdom. We operate two monoclonal antibody manufacturing facilities in Scotland that are engaged in the development, manufacture and sale of monoclonal antibodies, and a blood protein fractionation facility located in Kankakee, Illinois that supplies a broad line of purified animal and human blood proteins to the diagnostic and biopharmaceutical industries.

         On May 31, 2000, Serologicals entered into a definitive agreement to sell its 47 non-specialty donor centers to Aventis Bio-Services, Inc. for approximately $20 million. The Company will retain working capital of approximately $15 million. The transaction is expected to close in the third quarter of 2000.

         Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements include the accounts of Serologicals and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, to present fairly Serologicals' financial position, results of operations and cash flows at the dates and for the periods presented. Interim results of operations are not necessarily indicative of results to be expected for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements as of December 26, 1999 and the notes thereto included in our Annual Report on Form 10-K for the year ended December 26, 1999.

         Certain prior year amounts have been reclassified to conform to the current year presentation. Certain prior year amounts have been restated as described in Note 15 to the Consolidated Financial Statements in the Company's 1999 Annual Report on Form 10-K.

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

         The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                    ------------------------        ------------------------
                                                                    JUNE 25,        JUNE 27,        JUNE 25,        JUNE 27,
                                                                      2000            1999            2000            1999
                                                                    --------        --------        --------        --------

Basic earnings per share:
  Net income                                                        $  2,004        $  2,393        $  4,378        $  6,470
  Weighted average shares of common stock outstanding                 23,119          24,289          22,956          24,436
                                                                    --------        --------        --------        --------
    Net income per share                                            $   0.09        $   0.10        $   0.19        $   0.26
                                                                    ========        ========        ========        ========

Diluted earnings per share:
  Net income                                                        $  2,004        $  2,393        $  4,378        $  6,470
  Plus: interest expense on convertible indebtedness,
    Net of tax                                                            17              19              33              54
                                                                    --------        --------        --------        --------
    Net income, as adjusted                                         $  2,021        $  2,412        $  4,411        $  6,524
                                                                    --------        --------        --------        --------

  Weighted average shares of common stock outstanding                 23,119          24,289          22,956          24,436
  Effect of dilutive securities:
    Stock options and warrants                                            81             631             288             952
    Convertible indebtedness                                             182             203             182             300
    Common stock awards                                                    4              --               2              --
                                                                    --------        --------        --------        --------
  Weighted average shares of common stock outstanding,
   Including dilutive instruments                                     23,386          25,123          23,428          25,688
                                                                    ========        ========        ========        ========
    Net income per share                                            $   0.09        $   0.10        $   0.19        $   0.25
                                                                    ========        ========        ========        ========

         Comprehensive Income

         The following table sets forth the calculation of the Company's comprehensive income for the periods indicated below (in thousands):

                                                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                    -------------------------         -------------------------
                                                                    JUNE 25,         JUNE 27,         JUNE 25,         JUNE 27,
                                                                      2000             1999             2000             1999
                                                                    --------         --------         --------         --------

Net income, as reported                                             $  2,004         $  2,393         $  4,378         $  6,470
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments                              (395)             (72)            (468)            (196)

  Unrealized losses on securities:
     Unrealized holding (losses) gains during period                      --             (232)              --              (54)
     Less: reclassification adjustment for gains
      included in net income                                              --               --               --              (72)
                                                                    --------         --------         --------         --------
Other comprehensive income (loss), net of tax                           (395)            (304)            (468)            (322)
                                                                    --------         --------         --------         --------
Comprehensive income                                                $  1,609         $  2,089         $  3,910         $  6,148
                                                                    ========         ========         ========         ========

         Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No.133"). SFAS No. 133 requires derivative instruments to be recorded on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in values of derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, which defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, which modifies certain sections of SFAS No. 133. We do not believe that the adoption of SFAS No. 133 will have a material effect on our results of operations or financial position.




2.       SPECIAL CHARGES

         On May 31, 2000 Serologicals entered into a definitive agreement to sell substantially all of the long-term assets of its Seramed, Inc. subsidiary and its subsidiaries (collectively, "Seramed") to Aventis Bio-Services, Inc. The sale is expected to close during the third quarter of 2000. Pursuant to the requirements of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121") these assets are considered to be "held for sale." Accordingly, a pre-tax asset impairment charge was recorded totaling $276,000 to write down the assets to fair value less cost to sell. During the fourth quarter of 1999, a write-down of $24.9 million was recorded related to the Seramed business as described in Note 3 to the Consolidated Financial Statements in the Company's 1999 Annual Report on Form 10-K. With the exception of Goodwill, the Company will not depreciate or amortize any of the long-term assets of the Seramed business while they are held for sale. At June 25, 2000, the carrying amount of these assets was $18.9 million.

         The following table summarizes the results of operations for Seramed for the periods indicated:

In (000's)                                             Three Months Ended                       Six Months Ended
(Unaudited)                                        ----------------------------            ----------------------------
                                                  June 25,            June 27,            June 25,            June 27,
                                                    2000                1999                2000                1999
                                                  --------            --------            --------            --------

Net sales                                         $ 18,699            $ 14,988            $ 38,228            $ 32,474
Gross profit                                            26                 641               1,123               1,236
Selling, general and administrative
expenses(1)                                            143                 ---                 286                 200
Interest, net                                          ---                  12                 ---                  31
Other expense, net                                     406                 535                 853               1,078
Special charges                                      1,610                 ---               1,761                 ---
                                                  --------            --------            --------            --------
Income before income taxes                        $ (2,133)           $     94            $ (1,777)           $    (73)
                                                  ========            ========            ========            ========

(1) Does not include allocation of corporate overhead.

         Also in connection with the planned divestiture of Seramed, additional costs related to the divestiture have been recorded in accordance with Emerging Issues Task Force Consensus 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". These charges totaled $466,000 and consisted primarily of lease termination costs.

         During 1999, the Company entered into agreements with certain key employees that provided for termination benefits to be paid to the employees in the event that Seramed was sold and they were employed by the Company as of the closing of the sale and met certain other requirements as outlined in the agreements. The agreements cover approximately sixty-five employees who will be terminated from Serologicals upon the sale of Seramed. In accordance with Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," the Company has recorded a pre-tax charge of $764,000 representing the amount of employee termination benefits payable under these agreements. This charge is included as an addition to the "employee termination costs" category in the table below. In addition to these benefits, the sales agreement provides that Serologicals will be responsible for payment of severance costs for certain individuals who are terminated from employment from Aventis within the first forty-five days after the closing of the sale. The maximum potential exposure under this contractual provision is approximately $1.0 million. This amount has not been accrued as the actual amount to be paid is not reasonably estimable.

         All of the special charges have been recorded to the Therapeutic Products segment.

         The following table summarizes the activity in the severance accrual for termination benefits and other costs through June 25, 2000:

         (in thousands)
                                                          ADDITIONS TO
                                                            RESERVE
                                            BALANCE,       CHARGED TO                                        BALANCE,
                DESCRIPTION                 12/26/99         EXPENSE      CASH PAYMENTS       OTHER          6/25/00
                -----------                 --------      -------------   -------------       ------         --------

Employee termination costs                   $1,377          $  941          $ (654)          $   --          $1,664

Lease termination costs                      $   --          $  440          $   --           $   --          $  440

         The remaining accrual of approximately $2.1 million is included in "Accrued liabilities" in the Consolidated Balance Sheet. As of June 25, 2000, the expected remaining cash requirements for these liabilities are approximately $1.7 million in 2000 and $0.4 million in 2001.

3.       LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

         Long-term debt and capital lease obligations at December 26, 1999 and June 25, 2000 consisted of the following (in thousands):

                                                                                 June 25,       December 26,
                                                                                   2000             1999
                                                                                 --------       ------------

         Revolving credit facility, maturing in September 2002, bearing
         interest at floating rates                                              $ 20,591         $ 30,000

         $2.55 million convertible subordinated note payable, interest payable quarterly at 4.0%; principal payable on September 23,
         2000                                                                       2,550            2,550

         Capital lease obligations at varying interest rates and terms,
         maturing through 2000                                                          3               17
                                                                                 --------         --------
                                                                                   23,144           32,567
         Less current maturities                                                    2,553            2,567
                                                                                 --------         --------
                                                                                 $ 20,591         $ 30,000
                                                                                 ========         ========

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

Selected financial information is reported below for the three and six months ended June 25, 2000 and June 27, 1999 (in thousands):

                                                       THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                  ----------------------------            ----------------------------
                                                  JUNE 25,            JUNE 27,            JUNE 25,            JUNE 27,
                                                    2000                1999                2000                1999
                                                  --------            --------            --------            --------

Net sales-unaffiliated customers:
  Therapeutic Products                            $ 29,613            $ 22,341            $ 56,060            $ 52,153
  Diagnostic Products                               12,283               9,575              22,172              19,032
  Corporate/Other                                       --                 192                  --                 455
                                                  --------            --------            --------            --------
  Total                                           $ 41,896            $ 32,108            $ 78,232            $ 71,640
                                                  ========            ========            ========            ========

Segment operating income:
  Therapeutic Products                            $  2,830            $  3,290            $  6,202            $  8,566
  Diagnostic Products                                5,634               3,171               9,427               6,769
  Corporate/Other                                   (2,509)             (1,809)             (4,596)             (3,556)
                                                  --------            --------            --------            --------
  Total                                              5,955               4,652              11,033              11,779
                                                  --------            --------            --------            --------

Reconciling items:
  Other expense, net                                   751                 921               1,546               1,818
  Interest expense (income), net                       463                  41                 886                 (10)
  Special charges                                    1,610                  --               1,761                  --
                                                  --------            --------            --------            --------
Income before income taxes                        $  3,131            $  3,690            $  6,840            $  9,971
                                                  ========            ========            ========            ========

         Segment operating income is defined as earnings before income taxes, interest, amortization, foreign currency gains and losses, special charges and other non-operating income and expenses. "Corporate and Other" includes general corporate expenses other than those directly attributable to an operating segment and other operations that do not otherwise meet the SFAS No. 131 criteria for disclosure. Serologicals had no intersegment sales during 2000 or 1999.


5.       COMMON STOCK REPURCHASES

         During April 1999, Serologicals' Board of Directors authorized the repurchase of up to $20 million of the Company's common stock, subject to market conditions, prevailing stock prices and the Company's capital resources. During the second quarter of 2000 the repurchase program was completed as Serologicals repurchased approximately 657,000 shares for consideration of approximately $3.0 million. Serologicals repurchased a total of 3,268,000 shares under the repurchase program.

6.       COMMITMENTS AND CONTINGENCIES

         Litigation

         Serologicals is involved in certain litigation arising in the ordinary course of business. We do not believe any of this litigation is likely to have a material adverse effect on Serologicals' financial position or results of operations.

         During 2000, twelve complaints were filed against the Company and certain of its current and former executive officers and directors which allege violations of the Securities Exchange Act of 1934 including Sections 10(b) and 20(a) thereof and Rule 10b-5 promulgated thereunder. Although we consider all of the claims in the complaints to be without merit and intend to defend the lawsuits vigorously, we are unable to predict at this time the final outcome of these claims.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND RECENT DEVELOPMENTS

         Serologicals is a leading worldwide provider of biological materials and services to major healthcare companies. We provide value-added antibody-based products that are used as the active ingredients in therapeutic products for the treatment and management of diseases such as Rh incompatibility in newborns, rabies and hepatitis and in diagnostic products such as blood typing reagents and diagnostic test kits. Through our protein fractionation facility, we provide a variety of proteins used in diagnostic reagents and tissue culture media components for use as additives in biotech products. We are also engaged in the development, manufacturing and sale of monoclonal antibodies at our facilities in the United Kingdom. As of August 7, 2000, the Company operated 64 donor centers, 17 of which specialize in the collection of specialty antibodies and 47 of which primarily collect source plasma containing non-specialty antibodies from which a number of products, primarily IVIG, are produced.

         On May 31, 2000, Serologicals entered into a definitive agreement to sell substantially all of the long-term assets of its Seramed, Inc. subsidiary for cash consideration totaling $20 million. The Company will retain working capital of approximately $15 million. The sale involves the assets associated with Serologicals' 47 non-specialty donor centers. The sale is expected to close in the third quarter of 2000. In connection with the divestiture, Serologicals recorded special charges during the second quarter of 2000 totaling $1.6 million which include an asset impairment write-down, as well as costs associated with the divestiture of this business.

         For management purposes, the operations of Serologicals' subsidiaries are organized into two primary operating segments, Therapeutic Products and Diagnostic Products. These segments are based primarily on the differing nature of the ultimate end use of our products, the differing production and other value-added processes performed by us with respect to the products and, to a lesser extent, the differing customer bases to which each reportable segment sells its products. The Seramed business is reported within the Therapeutic Products segment.

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

         The following table sets forth certain operating data of Serologicals as a percentage of net sales for the periods indicated below.

                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                           ----------------------      ----------------------
                                           JUNE 25,      JUNE 27,      JUNE 25,      JUNE 27,
                                             2000          1999          2000          1999
                                           --------      --------      --------      --------

Net sales                                   100.0%        100.0%        100.0%        100.0%
Gross profit                                 28.4%         28.6%         28.0%         29.5%
Selling, general and administrative
  expenses                                   14.2%         14.1%         13.9%         13.0%
Net income before special charges             7.1%          7.5%          6.8%          9.0%
Net income                                    4.8%          7.5%          5.6%          9.0%

Quarters Ended June 25, 2000 and June 27, 1999

NET SALES

Consolidated

         Consolidated net sales increased approximately $9.8 million, or 30%, from $32.1 million in 1999 to $41.9 million in 2000. The increase was largely driven by increases in anti-hepatitis and anti-rabies antibodies, as well as sales growth from diagnostic products.

Therapeutic Products

         Net sales of Therapeutic Products increased approximately $7.3 million, or 33%, from $22.3 million in 1999 to $29.6 million in 2000. The increase was largely due to a $3.9 million increase in sales of specialty antibodies, or 53%, from $7.4 million in 1999 to $11.3 million in 2000. The majority of the increase in specialty sales was attributable to higher sales of anti-hepatitis and anti-rabies antibodies. Net sales of non-specialty antibodies increased $3.4 million, or 22% over the prior year, from $15.0 million in 1999 to $18.3 million in 2000. The increase was primarily related to the shipment of product during the second quarter that had previously been deferred by one of our customers due to an issue with the customer's testing laboratory.

Diagnostic Products

         Net sales of Diagnostic Products increased approximately $2.7 million, or 28%, from $9.6 million in 1999 to $12.3 million in 2000. The increase was attributable to revenue growth from both blood proteins and monoclonal antibodies. Sales of blood protein products, including bovine serum albumin
(BSA) and the EX-CYTE(R) product line, increased approximately $1.7 million, or 35% from $4.9 million in 1999 to $6.6 million in 2000, primarily due to higher sales of EX-CYTE(R). Total net sales of monoclonal antibodies and related products increased approximately $687,000, or 21%, from $3.3 million in 1999 to $4.0 million in the second quarter of 2000 reflecting additional demand for certain products manufactured for a customer under an outsourcing arrangement. The remaining net sales, primarily human-sourced antibodies used in blood typing reagents and diagnostic test kits, increased approximately $300,000, or 21%, from $1.4 million in 1999 to $1.7 million in 2000.

GROSS PROFIT

Consolidated

         Consolidated gross profit increased approximately $2.7 million, or 30%, from $9.2 million in the second quarter of 1999 to $11.9 million during 2000. This increase was primarily the result of the overall increase in sales, as well as a favorable product mix. The second quarter of 2000 included increased sales of higher margin specialty antibodies and certain diagnostic antibodies as a percentage of total sales compared with the second quarter of 1999, offset by lower margins on non-specialty antibodies. Gross profit as a percentage of net sales ("gross margin") was essentially unchanged from 28.6% in 1999 to 28.4% in the current year.

Therapeutic Products

         Gross profit from Therapeutic Products of $4.6 million increased approximately $100,000, or 3% from the second quarter of 1999. Gross margins on Therapeutic Products decreased from 20% to 15%, due mostly to a lower level of relatively higher margin anti-D sales as a percentage of total therapeutic sales, as well as lower margins on sales of non-specialty antibodies. Gross margins on specialty products were also affected by additional costs the Company incurred such as additional advertising and donor fees as the Company increased production of certain of its specialty antibody products.

Diagnostic Products

         Gross profit from Diagnostic Products increased approximately $2.4 million, or 49%, from $4.9 million in 1999 to $7.3 million in 2000, due to higher sales, particularly of the relatively higher margin EX-CYTE(R) product, and certain monoclonal antibodies. Gross margins on Diagnostic Products increased from 51% in 1999 to 60% during 2000, primarily as a result of this favorable product mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased approximately $1.4 million in the second quarter of 2000, from $4.5 million in the second quarter of 1999 to $5.9 million in the current year. The increase was primarily attributable to higher corporate expenses, including recruiting and other costs associated with the hiring of a permanent Chief Executive Officer, professional fees, and increased expenses related to the Company's quality and regulatory programs.

INTEREST EXPENSE, NET

         Interest expense, net increased $422,000, from net interest expense of $41,000 in 1999 to $463,000 in the current year, due to higher borrowings outstanding under the revolving line of credit.

OTHER EXPENSE, NET

         Other expense, net decreased approximately $170,000, or 18% primarily due to lower amortization of goodwill as a result of the $24.9 million write-down of goodwill recorded in the fourth quarter of 1999, as well as lower amortization of certain other intangibles related to the seramed business, for which amortization was discontinued as of May 31, 2000 upon reaching an agreement to divest the assets of the business.

SPECIAL CHARGES

         As previously described, the Company recorded special charges during the second quarter of 2000 related to the divestiture of Seramed. The charges totaled $1.6 million, which includes an asset impairment write-down, as well as costs associated with the divestiture of this subsidiary.

Six Months Ended June 25, 2000 and June 27, 1999

NET SALES

Consolidated

         Consolidated net sales increased approximately $6.6 million, or 9%, from $71.6 million in 1999 to $78.2 million in 2000. The increase was primarily attributable to increased sales of specialty anti-hepatitis and anti-rabies antibodies, non-specialty antibodies, and increases in diagnostic products. These increases were offset by lower sales of anti-D antibodies.

Therapeutic Products

         Net sales of Therapeutic Products increased approximately $3.9 million, or 7%, from $52.2 million in 1999 to $56.1 million in 2000. Specialty sales decreased $1.8 million, or 9%, from $20.4 million in 1999 to $18.6 million in 2000. Non-specialty sales increased $5.8 million, or 18% from $31.7 million in 1999 to $37.4 million in 2000. The decrease in specialty sales was related to lower sales of anti-D, which was partially offset by increased sales of anti-hepatitis and anti-rabies antibodies. The increase in non-specialty antibody sales was partially due to sales during the year that had previously been deferred by one of the Company's customers due to an issue with the customer's testing laboratory.

Diagnostic Products

         Net sales of Diagnostic Products increased approximately $3.2 million, or 16%, from $19.0 million in 1999 to $22.2 million in 2000. Sales of blood protein products increased $2.0 million, or 20% from $9.8 million in 1999 to $11.8 million in 2000, primarily as a result of increased sales of EX-CYTE(R). Total net sales of monoclonal antibodies and other associated products increased $1.2 million, or 20% from $6.0 million in 1999 to $7.2 million in 2000 to account for the remainder of the increase.

GROSS PROFIT

Consolidated

         Consolidated gross profit increased approximately $800,000, or 4%, from $21.1 million in 1999 to $21.9 million in 2000. This increase was largely due to the increased sales of relatively higher margin blood protein products, of which EX-CYTE(R) represented a significant amount of the increase. This increase in blood protein product sales was offset by lower anti-D sales and lower gross margins on non-specialty antibody sales. Gross margin decreased from 29.5% in 1999 to 28% in the current year, primarily as a result of the product mix previously described.

Therapeutic Products

         Gross profit from Therapeutic Products decreased approximately $1.9 million, or 17%, from $11.1 million in 1999 to $9.2 million in 2000, primarily as a result of reduced sales of anti-D antibodies as a percentage of total Therapeutic sales. Gross margins on Therapeutic Products decreased from 21% to 16%, primarily as a result of a decrease in sales of anti-D combined with lower margins on sales of non-specialty antibodies. Gross margins on specialty products were also affected by additional costs the Company incurred such as additional advertising and donor fees as the Company increased production of certain of its specialty antibody products.

Diagnostic Products

         Gross profit from Diagnostic Products increased approximately $2.5 million, or 24%, from $10.3 million in 1999 to $12.7 million in 2000, primarily attributable to increased sales, particularly sales of the relatively higher margin EX-CYTE(R). Gross margins on Diagnostic Products increased from 54% during 1999 to 57% in 2000, primarily as a result of the favorable product mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased approximately $1.6 million, or 17%, from $9.3 million in 1999 to $10.9 million in 2000. The increase was primarily attributable to higher corporate expenses, including recruiting and other costs associated with the hiring of a permanent Chief Executive Officer, professional fees, and higher expenses related to the Company's quality and regulatory programs.

OTHER EXPENSE, NET

Other expense, net, decreased approximately $270,000, or 15%, from $1.8 million in 1999 to $1.5 million in 2000. The decrease was primarily due to a decrease in goodwill amortization for the Seramed business as a result of the goodwill write-down recorded in the fourth quarter of 1999, as well as lower amortization of certain other intangibles related to the seramed business, for which amortization was discontinued as of May 31, 2000 upon reaching an agreement to divest the assets of the business.

INTEREST EXPENSE (INCOME), NET

         Interest expense (income), net increased approximately $896,000 from net interest income of $10,000 in 1999 to net interest expense of $886,000 in 2000. The increase in net interest expense is primarily due to higher outstanding borrowings under the revolving line of credit.


LIQUIDITY AND CAPITAL RESOURCES

         The following table sets forth certain indicators of financial condition and liquidity of the Company as of June 25, 2000 and December 26, 1999:

                                                        JUNE 25,      December 26,
                                                          2000            1999
                                                        --------      ------------
Cash and cash equivalents                               $  2,136      $   3,294
Working capital                                           47,579         50,172
Total long-term debt and capital lease obligations        23,144         32,567
Stockholders' equity                                     108,406        103,224
Total debt to equity ratio                                  21.3%          31.5%

         Serologicals has three principal sources of near-term liquidity: (i) existing cash and cash equivalents; (ii) cash generated by operations, and (iii) available borrowing capacity under our revolving credit facility (the "Revolver"), which provides for a maximum borrowing capacity of $75 million. Management believes that the Company's liquidity and capital resources are sufficient to meet its working capital, capital expenditure and other anticipated cash requirements over the next twelve months and may be available for use in acquisitions. However, we anticipate that future acquisition and growth opportunities may require supplementary funding, including the issuance of equity or debt securities.

         During the first six months of 2000, net cash provided by operating activities was $11.5 million compared with $6.8 million during the first six months of 1999, an increase of $4.7 million. This increase was primarily attributable to a smaller investment in working capital versus the prior year. The decreased investment in working capital was in large part due to a decrease in inventories of $2.1 million compared with a $3.4 million increase in the prior year, a decrease in other current assets of $3.9 million compared with a decrease of $368,000 in the prior year, offset by a decrease in accrued expenses of $6.3 million versus a decrease of $2.8 million in the prior year. The inventory change is primarily due to an increase in inventory during 1999 as a result of reduced anti-D sales from certain customers. The change in accrued expenses is primarily due to a $2.0 million settlement made to one of the Company's customers during the first quarter of 2000.

         Net cash used in investing activities during the first quarter of 2000 was $2.4 million as compared to $35.8 million in 1999. Investing activities for 1999 included $27.9 million related to the purchase of the Pentex business, and capital expenditures of $8.1 million, which primarily represented costs to expand the EX-CYTE(R) production capacity and costs associated with a donor center operating system. Capital expenditures in 2000 consist primarily of the costs associated with expansion of the BSA manufacturing facility at Kankakee and costs associated with automating the Company's donor center network.

         Serologicals anticipates capital expenditures for the remainder of fiscal year 2000 to be approximately $7 to $9 million. This total includes expenditures totaling approximately $2.1 million related to the acquisition of a facility in Scotland to expand our monoclonal manufacturing operations, which was completed in August 2000. Other planned expenditures include the following:
(i) completion of an expansion of our BSA manufacturing capacity at our fractionation facility in Kankakee, Illinois; (ii) several information systems initiatives, primarily the automation of our donor center network; and (iii) renovations or relocations of existing donor centers.

         Net cash used in financing activities was $10.2 million in 2000 compared to cash used of $5.0 million in 1999. During the first six months of 2000, we repaid $9.4 million of the outstanding balance on the Revolver. As of June 25, 2000, borrowings outstanding under the Revolver totaled $20.6 million, compared with $30.0 million outstanding as of December 26, 1999. During the first half of 2000 Serologicals completed its $20 million stock repurchase program by purchasing approximately 657,000 shares at a cost of $3 million. Other financing activities in both periods consisted primarily of proceeds from the exercise of stock options.

OUTLOOK

Therapeutic Products

         As discussed, Serologicals has entered into an agreement to sell substantially all of the long-term assets of its Seramed business, which represents the non-specialty antibody portion of our business. This sale will result in the sale of 47 of our 64 donor centers.

         Demand for anti-hepatitis and anti-rabies antibodies continues to be strong and is expected to continue throughout 2000. We expect a modest recovery in anti-D sales in 2000. However, further operational adjustments may be required, including reducing the level of anti-D specialty antibody collections, which could adversely affect the per unit production costs.

Diagnostic Products

         Serologicals anticipates moderate increases in sales of polyclonal antibodies used in blood typing reagents and diagnostic test kits, and more substantial increases during 2000 in sales of monoclonal antibodies, primarily as a result of the potential of the outsource manufacturing work we are performing for a major diagnostic customer. We expect demand for our Pentex(R)line of blood protein products, in particular the EX-CYTE(R)line of tissue culture media, to continue to increase over the previous year's levels. Our Pentex(R) facility in Kankakee, Illinois is currently undergoing a $2 million expansion of the Pentex(R) bovine serum albumin (BSA) manufacturing operations, which we expect to complete during the latter part of 2000. This expansion is expected to increase BSA production capacity by approximately 30%, in order to meet current and expected customer demand.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No.133"). SFAS No. 133 requires derivative instruments to be recorded on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in values of derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, which defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, which modifies certain sections of SFAS No. 133. We do not believe that the adoption of SFAS No. 133 will have a material effect on our results of operations or financial position.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes regarding the Company's market risk position from the information provided in its Annual Report on Form 10-K for the fiscal year ended December 26, 1999. The quantitative and qualitative disclosures about market risk are discussed under the caption "Market Risk" in
Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's Form 10-K.

PART II.

ITEM 1.  LEGAL PROCEEDINGS

         During 2000, twelve complaints were filed against the Company and certain of its current and former executive officers and directors which allege violations of the Securities Exchange Act of 1934 including Sections 10(b) and 20(a) thereof and Rule 10b-5 promulgated thereunder. Although we consider all of the claims in the complaints to be without merit and intend to defend the lawsuits vigorously, we are unable to predict at this time the final outcome of these claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company held its 2000 Annual Meeting of Stockholders on May 16,
2000.

         At the Annual Meeting, Wade Fetzer, III and Samuel A. Penninger, Jr. and were re-elected directors. The number of shares of common stock voted in the election of Mr. Fetzer was 18,572,732 FOR and 1,399,781 withheld. The number of shares of common stock voted in the election of Mr. Penninger was 18,572,732 FOR and 1,399,781 withheld. In addition, the following other directors continued as such after the meeting: Desmond H. O'Connell, Jr., George M. Shaw, M.D., Ph.D., Lawrence E. Tilton and Matthew C. Weisman.

         A proposal to approve an amendment to the Company's Second Amended and Restated 1994 Omnibus Incentive Plan to increase the maximum number of shares of common stock that may be issued pursuant to awards to any participant in any given fiscal year from two hundred twenty-five thousand (225,000) shares to five hundred twenty-five thousand (525,000) shares was approved at the Annual Meeting. The number of shares of common stock voted for this amendment was 18,275,199 FOR, 1,675,246 AGAINST and 22,068 ABSTAIN.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits (numbered in accordance with Item 601 of Regulation
                  S-K):

                   Exhibit Number:  Description

                         2.1 Asset Purchase and Sale Agreement dated May 31, 2000, by and between Serologicals and Aventis Bio-Services, Inc.

                       10.7.2 Second Amended and Restated 1994 Omnibus Incentive Plan, as Amended

                        10.26 Amended and Restated Compensation Plan for Non-Employee Directors

                        10.27 Employment Agreement between the Company and David A. Dodd

                         27 Financial Data Schedule (electronic filing only)



         b.       Reports on Form 8-K:

                  1.) On June 1, 2000, the Company filed a Current Report on Form 8-K, in which it reported under Item 5-Other Events, the issuance of a press release announcing the signing of a definitive agreement to sell substantially all of the assets of its Seramed, Inc. subsidiary.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  SEROLOGICALS CORPORATION
                                  (Registrant)


Date:    August 9, 2000           By:  /s/ Peter J. Pizzo, III
                                     -----------------------------
                                     Peter J. Pizzo, III
                                     Vice President/Chief Financial
                                     Officer (Principal Financial and
                                     Accounting Officer)