Form 10-Q
period 2000-09-24
SEROLOGICALS CORP
filed 2000-11-08
CIK 767673

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 24, 2000

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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                Class                          Outstanding at November 3, 2000
                -----                          -------------------------------
Common Stock, $.01 par value per share                    22,673,788

                                      INDEX

                    SEROLOGICALS CORPORATION AND SUBSIDIARIES

PART I.

Item 1. Financial Statements (Unaudited)

   Consolidated Balance Sheets -
        September 24, 2000 and December 26, 1999 ................................................         3

   Consolidated Statements of Income (Loss) - For the three and nine months ended September 24, 2000
          and September 26, 1999 ................................................................         4

   Consolidated Statements of Cash Flows -
        For the nine months ended September 24, 2000 and September 26, 1999 .....................         5

   Notes to Consolidated Financial Statements ...................................................      6-13

Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations ................................................     14-21

Item 3. Quantitative and Qualitative Disclosure about Market Risk ...............................        22

PART II.

Item 1. Legal Proceedings .......................................................................        22

Item 6. Exhibits and Reports on Form 8-K ........................................................        22

SIGNATURES ......................................................................................        23

PART I.

ITEM 1. FINANCIAL STATEMENTS

                    SEROLOGICALS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              SEPTEMBER 24,   DECEMBER 26,
                                                                                   2000           1999
                                                                              -------------   ------------
                                              ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ...............................................     $    3,776     $    3,294
  Trade accounts receivable, net ..........................................         20,414         29,559
  Inventories .............................................................         25,434         33,361
  Other current assets ....................................................          6,106          7,328
                                                                                ----------     ----------
  Total current assets ....................................................         55,730         73,542
                                                                                ----------     ----------
PROPERTY AND EQUIPMENT, net ...............................................         32,280         32,437
                                                                                ----------     ----------
OTHER ASSETS:
  Goodwill, net ...........................................................         28,959         39,987
  Other, net ..............................................................          6,841         10,932
                                                                                ----------     ----------
  Total other assets ......................................................         35,800         50,919
                                                                                ----------     ----------
                                                                                $  123,810     $  156,898
                                                                                ==========     ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt and capital lease obligations ......     $       22     $    2,567
  Accounts payable ........................................................          3,422          5,508
  Accrued liabilities .....................................................          8,167         13,910
  Deferred revenue ........................................................             35          1,385
                                                                                ----------     ----------
  Total current liabilities ...............................................         11,646         23,370
                                                                                ----------     ----------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current
  maturities ..............................................................             --         30,000
                                                                                ----------     ----------
OTHER LIABILITIES .........................................................            304            304
                                                                                ----------     ----------
STOCKHOLDERS' EQUITY:
  Common stock ............................................................            259            249
  Additional paid-in capital ..............................................         95,929         91,383
  Retained earnings .......................................................         36,408         28,253
  Accumulated other comprehensive income ..................................           (736)           362
  Less: treasury stock, at cost ...........................................        (20,000)       (17,023)
                                                                                ----------     ----------
  Total stockholders' equity ..............................................        111,860        103,224
                                                                                ----------     ----------
                                                                                $  123,810     $  156,898
                                                                                ==========     ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    SEROLOGICALS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                ------------------------------      ----------------------------
                                                 SEPT. 24,         SEPT. 26,         SEPT. 24,       SEPT. 26,
                                                    2000              1999              2000            1999
                                                ------------      ------------      ------------    ------------
Net sales .................................     $     38,708      $     16,530      $    116,941    $     88,170
Costs and expenses:
  Cost of sales ...........................           26,694            12,701            83,015          63,240
  Selling, general and administrative
     expenses .............................            5,796             4,476            16,675          13,798
  Interest expense, net ...................              390                31             1,276              21
  Other expense, net ......................              475             1,180             2,021           2,998
  Special charges (credits) ...............             (550)            8,575             1,212           8,575
                                                ------------      ------------      ------------    ------------
Income (loss) before income taxes .........            5,903           (10,433)           12,742            (462)
Provision (benefit) for income taxes ......            2,125            (3,666)            4,587            (165)
                                                ------------      ------------      ------------    ------------
Net income (loss) .........................     $      3,778      $     (6,767)     $      8,155    $       (297)
                                                ============      ============      ============    ============

Net income (loss) per common share:
    Basic .................................     $       0.17      $      (0.29)     $       0.36    $      (0.01)
                                                ============      ============      ============    ============
    Diluted ...............................     $       0.16      $      (0.29)     $       0.35    $      (0.01)
                                                ============      ============      ============    ============

Weighted average common and common
  equivalent shares outstanding:
    Basic .................................       22,661,338        23,273,869        22,857,943      24,050,749
                                                ============      ============      ============    ============
    Diluted ...............................       23,003,558        23,273,869        23,248,405      24,050,749
                                                ============      ============      ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    SEROLOGICALS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    NINE MONTHS ENDED
                                                                                -------------------------
                                                                                SEPT. 24,      SEPT. 26,
                                                                                   2000           1999
                                                                                ----------     ----------
OPERATING ACTIVITIES:
  Net income (loss) .......................................................     $    8,155     $     (297)

  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization ........................................          5,678          5,871
     Deferred income tax benefit ..........................................             (5)            (1)
     Non-cash special charges (credits) ...................................         (1,572)         5,400
  Changes in operating assets and liabilities, net of acquisitions of businesses:
     Trade accounts receivable, net .......................................          9,145         11,499
     Inventories ..........................................................          6,797        (18,390)
     Other current assets .................................................          3,145           (102)
     Accounts payable .....................................................         (1,981)         2,267
     Accrued liabilities ..................................................         (2,510)          (808)
     Deferred revenue .....................................................         (1,350)          (225)
     Other, net ...........................................................         (1,163)            --
                                                                                ----------     ----------
      Total adjustments ...................................................         16,184          5,511
                                                                                ----------     ----------
         Net cash provided by operating activities ........................         24,339          5,214
                                                                                ----------     ----------

INVESTING ACTIVITIES:
  Purchases of property and equipment .....................................         (7,245)       (14,945)
  Acquisitions of businesses, net of cash acquired ........................         (3,460)       (27,874)
  Disposition of business, net of cash paid ...............................         20,156             --
  Other ...................................................................             --          3,345
                                                                                ----------     ----------
         Net cash provided by (used in) investing activities ..............          9,451        (39,474)
                                                                                ----------     ----------

FINANCING ACTIVITIES:
  Net borrowings (repayments) on revolving line of credit .................        (30,000)        14,767
  Payments on long-term debt and capital lease obligations ................         (2,545)           (46)
  Repurchases of common stock .............................................         (2,977)       (15,662)
  Proceeds from employee stock plans ......................................          2,214          1,749
                                                                                ----------     ----------
         Net cash (used in) provided by financing activities ..............        (33,308)           808
                                                                                ----------     ----------

Net increase (decrease) in cash and cash equivalents ......................            482        (33,452)
Cash and cash equivalents, beginning of period ............................          3,294         34,940
                                                                                ----------     ----------
Cash and cash equivalents, end of period ..................................     $    3,776     $    1,488
                                                                                ==========     ==========

Supplemental Disclosures:
Interest Paid .............................................................     $    1,628     $      328
Taxes Paid ................................................................     $      758     $    3,410
Conversion of promissory note into common stock ...........................     $       --     $    2,667

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    SEROLOGICALS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 24, 2000
                                   (UNAUDITED)

FORWARD LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which generally can be identified by the use of forward looking terminology such as "may," "will," "expect," "anticipate," "intend," "estimate," "plan," "believe," or "continue" or the negative thereof or other variations thereon or similar terminology. These forward looking statements include, without limitation, the impact on the Company of current industry supply and demand factors and the supply of, demand for and expected sales of individual products; the expected continued strong demand for the Company's specialty antibodies; the ability to fulfill additional orders of specialty antibodies during the fourth quarter of 2000; the level of capital expenditures during 2000; opportunities for external growth; the sufficiency of capital and liquidity to fund operations, capital expenditures, and stock repurchases and acquisitions. These forward looking statements are subject to certain risks and uncertainties, such as changes in the economy or market conditions, changes in financial, banking and capital markets, changes in customers' needs or abilities to manufacture products, changes in government policy or regulations, the ability to attract and retain qualified donors, and other factors discussed in
Part I of the Company's Annual Report on Form 10-K for the year ended December 26, 1999, which could cause actual results to differ materially.

1.       ORGANIZATION AND BASIS OF PRESENTATION

         Organization

         Serologicals Corporation (collectively with its subsidiaries, "Serologicals", "We", "Our" or the "Company") is a leading worldwide provider of biological products to life science companies. Our services, including donor recruitment, donor management and clinical testing services, enable us to provide value-added specialty antibodies that are used as the active ingredients in therapeutic products for the treatment and management of such medical indications as Rh incompatibility in newborns, rabies and hepatitis. We also provide a variety of proteins used in diagnostic reagents and tissue culture media components for use as additives in biotech products. Prior to the divestiture of Seramed, we collected source plasma containing non-specialty antibodies from which a number of products, primarily intravenous immune globulin (IVIG), a product containing a broad spectrum of antibodies used in the treatment of a wide variety of medical indications, are derived.

         On August 21, 2000, we completed the divestiture of our 47 non-specialty donor centers to Aventis Bio-Services, Inc. The Company received cash proceeds from the sale of approximately $21.3 million, which included the purchase of certain working capital assets. The proceeds are subject to adjustment based on the final determination of the value of the assets purchased as of the sale date. The Company retained working capital totaling approximately $12.6 million.

         As of November 6, 2000, we conducted our operations through a national network of 17 donor centers and through laboratories located in the United States and the United Kingdom. We operate two monoclonal antibody manufacturing facilities in Scotland that are engaged in the development, manufacture and sale of monoclonal antibodies, and a blood protein fractionation facility located in Kankakee, Illinois that supplies a broad line of purified animal and human blood proteins to the diagnostic and biopharmaceutical industries.

         Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements include the accounts of Serologicals and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, to present fairly Serologicals' financial position, results of operations and cash flows at the dates and for the periods presented. Interim results of operations are not necessarily indicative of results to be expected for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements as of December 26, 1999 and the notes thereto included in our Annual Report on Form 10-K for the year ended December 26, 1999.

         Certain prior year amounts have been reclassified to conform to the current year presentation. Certain prior year amounts have been restated as described in Note 15 to the Consolidated Financial Statements in the Company's 1999 Annual Report on Form 10-K.

         Earnings (Loss) Per Share

         Basic earnings (loss) per share are calculated by dividing net income
(loss) by the weighted average number of common shares outstanding during the period. The calculation of the Company's diluted earnings (loss) per share is similar to basic earnings (loss) per share, except that net income (loss) is adjusted by the after-tax interest expense on convertible indebtedness and the weighted average number of shares includes the dilutive effect of stock options, warrants, convertible indebtedness and similar instruments.

         The following table sets forth the calculation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

                                                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                ----------------------    ----------------------
                                                                SEPT. 24,    SEPT. 26,    SEPT. 24,    SEPT. 26,
                                                                   2000         1999         2000         1999
                                                                ---------    ---------    ---------    ---------
Basic earnings (loss) per share:
  Net income (loss) ........................................     $  3,778     $ (6,767)    $  8,155     $   (297)
  Weighted average shares of common stock outstanding ......       22,661       23,274       22,858       24,051
                                                                 --------     --------     --------     --------
    Net income (loss) per share ............................     $   0.17     $  (0.29)    $   0.36     $  (0.01)
                                                                 ========     ========     ========     ========

Diluted earnings (loss) per share:
  Net income (loss) ........................................     $  3,778     $ (6,767)    $  8,155     $   (297)
  Plus: interest expense on convertible indebtedness,
        net of tax .........................................           17           --           50           --
                                                                 --------     --------     --------     --------
    Net income (loss), as adjusted .........................     $  3,795     $ (6,767)    $  8,205     $   (297)
                                                                 --------     --------     --------     --------

  Weighted average shares of common stock outstanding ......       22,661       23,274       22,858       24,051
  Effect of dilutive securities:
    Stock options and warrants .............................          182           --          182           --
    Convertible indebtedness ...............................          151           --          204           --
    Common stock awards ....................................            9           --            4           --
                                                                 --------     --------     --------     --------
  Weighted average shares of common stock outstanding,
   Including dilutive instruments ..........................       23,004       23,274       23,248       24,051
                                                                 ========     ========     ========     ========
    Net income (loss) per share ............................     $   0.16     $  (0.29)    $   0.35     $  (0.01)
                                                                 ========     ========     ========     ========

         For the three and nine month periods ending September 24, 2000, approximately 2.2 million stock options were excluded from the calculation of diluted shares outstanding as the option price exceeded the average market price for the Company's stock during the period and thus their effect was anti-dilutive. For the three and nine month periods ending September 26. 1999, the effect of options to purchase approximately 2.5 million shares and 2.1 million shares, respectively, were excluded from the calculation of diluted shares outstanding as the option price exceeded the average market price for the Company's stock during the period and thus their effect was anti-dilutive. Diluted shares outstanding for the three months and nine months ended September 26, 1999 exclude approximately 734,000 common stock equivalents and 1,062,000 common stock equivalents, respectively, as the Company incurred a loss in those periods and their inclusion would have been anti-dilutive.

         Comprehensive Income (Loss)

         The following table sets forth the calculation of the Company's comprehensive income (loss) for the periods indicated below (in thousands):

                                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                -----------------------     ----------------------
                                                                SEPT. 24,     SEPT. 26,     SEPT. 24,    SEPT. 26,
                                                                   2000          1999          2000         1999
                                                                ---------     ---------     ---------    ---------
Net income (loss), as reported .............................     $  3,778      $ (6,767)     $  8,155      $ (297)
Other comprehensive income (loss), net of tax
     Foreign currency translation adjustments ..............         (242)          227          (707)         31
     Unrealized gains on securities:
         Unrealized holding gains arising during period ....           --           554            --         501
         Less:  reclassification adjustment for gains
           included in net income (loss) ...................           --          (154)           --        (227)
                                                                 --------      --------      --------      ------
Other comprehensive income (loss), net of tax ..............         (242)          627          (707)        305
                                                                 --------      --------      --------      ------
Comprehensive income (loss) ................................     $  3,536      $ (6,140)     $  7,448      $    8
                                                                 ========      ========      ========      ======

         Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No.133"). SFAS No. 133 requires derivative instruments to be recorded on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in values of derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, which defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, which modifies certain sections of SFAS No. 133. We have completed the preliminary evaluation of the impact of SFAS No. 133 and do not believe that the adoption of this Standard will have a material effect on our results of operations or financial position.

2.       DISPOSITION OF BUSINESS AND SPECIAL CHARGES (CREDITS)

         On August 21, 2000, the Company completed the sale of substantially all of the long-term assets of its Seramed, Inc. subsidiary and its subsidiaries (collectively, "Seramed") to Aventis Bio-Services, Inc ("Aventis"). The Company received gross proceeds from the sale totaling approximately $21.3 million, and recognized a gain on the disposal of $545,000. The gross proceeds included $1.3 million related to the purchase of certain working capital items and other settlements resulting from the sale, and are subject to adjustment upon completion of a final net asset settlement with Aventis. The Company retained working capital totaling $12.6 million. In the second quarter of 2000, upon reaching a definitive agreement to sell the Seramed assets to Aventis, these assets were considered to be "held for sale" in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). Accordingly, in the second quarter of 2000 a pre-tax asset impairment charge was recorded totaling $276,000 to write down the assets to fair value less costs to sell. During the fourth quarter of 1999, the Company performed a review of the recoverability of its long-lived assets relating to Seramed in accordance with SFAS No. 121. As a result of this review, along with the determination of an estimated fair market value as a result of a competitive bidding process for the possible sale of the business, a write-down of $24.9 million was recorded to write the assets down to the estimated fair market value.

         Additional costs related to the divestiture of Seramed were recorded during the second quarter of 2000 in accordance with Emerging Issues Task Force Consensus 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". These charges totaled $466,000 and consisted of $440,000 of lease termination costs and $26,000 of employee termination benefits related to two employees, which have been paid in full.

         During 1999, the Company entered into agreements with certain key employees that provided for termination benefits to be paid to the employees in the event that Seramed was sold and they were employed by the Company as of the closing of the sale and met certain other requirements as outlined in the agreements. The agreements covered approximately sixty-five employees who were terminated from Serologicals upon the sale of Seramed. In accordance with Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," the Company recorded a pre-tax charge of $764,000 in the second quarter of 2000 representing the amount of employee termination benefits payable under these agreements. All of the benefits payable under these arrangements were paid as of September 24, 2000.

         During 1999, the Company's chief executive officer resigned from that position and as a director of the Company. The Company entered into separation arrangements with this individual, its chairman of the board and approximately 12 other corporate-based employees. The Company recorded an expense of approximately $1.6 million to cover the costs of the separation benefits payable to those employees. Additionally, in the first quarter of 2000, the Company recorded an expense of $151,000 to cover the separation benefits payable to an additional employee. As of September 24, 2000, there are five individuals who are continuing to receive payments under these agreements.

         All of the special charges (credits) have been recorded to the Therapeutic Products segment.

         The following table summarizes the activity in the accrual for termination benefits and other costs through September 24, 2000:

         (in thousands)

                                                  ADDITIONS TO
                                                    RESERVE
                                      BALANCE,     CHARGED TO    CASH                 BALANCE,
           DESCRIPTION                12/26/99      EXPENSE    PAYMENTS     OTHER     9/24/00
    ------------------------------------------------------------------------------------------

    Employee termination costs         $1,377       $  941     $ (1,613)    $   --     $  705

    Lease termination costs            $   --       $  440     $   (440)    $   --     $   --

         The remaining accrual of approximately $705,000 is included in "Accrued liabilities" in the Consolidated Balance Sheet. As of September 24, 2000, the expected remaining cash requirements for these liabilities are approximately $270,000 in 2000 and $435,000 in 2001.

         The following table summarizes the results of operations for Seramed as included in the consolidated statements of income (loss) for the periods indicated:

Unaudited
In (000's)

                                           THREE MONTHS ENDED        NINE MONTHS ENDED
                                         ----------------------    ----------------------
                                         SEPT. 24,    SEPT. 26,    SEPT. 24,    SEPT. 26,
                                            2000         1999         2000         1999
                                         ---------    ---------    ---------    ---------

Net sales ...........................     $ 13,592     $  6,378     $ 51,819     $ 38,852
Gross profit (loss)..................          350         (672)       1,473          629
Selling, general and
 administrative expenses(1) ........            --          141          287          487
Other expense, net ..................          137          942          989        2,051
Special charges (credit) ............         (545)          --          961           --
                                          --------     --------     --------     --------
Income (loss) before income taxes ...     $    758     $ (1,755)    $   (764)    $ (1,909)
                                          ========     ========     ========     ========

(1)  Does not include allocation of corporate overhead.

         The following table summarizes the results of Serologicals on a pro forma basis for the nine months ended September 24, 2000 and 1999, as if the sale of Seramed and receipt of proceeds occurred on December 28, 1998 (the first day of the Company's 1999 fiscal year). These results do not purport to represent what the results of operations for Serologicals would actually have been if the sale had occurred on the date referred to above or to be indicative of the future results of operations of Serologicals.

                  Unaudited
                  In (000's)

                                                    NINE MONTHS ENDED
                                                  ----------------------
                                                  SEPT. 24,    SEPT. 26,
                                                     2000         1999
                                                  ---------    ---------

                  Net sales                        $ 65,122     $ 49,318
                  Gross profit (loss)                32,454       24,301
                  Selling, general and
                   administrative expenses           16,388       13,311
                  Interest expense (income), net         77          (81)
                  Other expense, net                  1,032          947
                  Special charges                       251        8,575
                                                   --------     --------
                  Income before income taxes         14,706        1,549
                  Provision for income taxes          5,294          539
                                                   --------     --------
                  Net income                       $  9,412     $  1,010
                                                   ========     ========

                  Net income per common share:
                  Basic                            $   0.41     $   0.04
                  Diluted                          $   0.41     $   0.04

3.       LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

         Long-term debt and capital lease obligations at September 24, 2000 and December 26, 1999 consisted of the following (in thousands):

                                                                                       SEPTEMBER 24,   December 26,
                                                                                           2000            1999
                                                                                       -------------   ------------

         Revolving credit facility, maturing in September 2002, bearing
         interest at floating rates                                                      $     --        $ 30,000

         $2.55 million convertible subordinated note payable, interest payable
         quarterly at 4.0%; principal payable on September 23, 2000                            --           2,550

         Capital lease obligations at varying interest rates and terms,
         maturing through 2001                                                                 22              17
                                                                                         --------        --------
                                                                                               22          32,567
         Less current maturities                                                               22           2,567
                                                                                         --------        --------
                                                                                         $     --        $ 30,000
                                                                                         ========        ========

4.       SEGMENT INFORMATION

         Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"), established standards for reporting information about operating segments in annual financial statements and requires selected information in interim financial reports. Selected financial information is reported below for the three and nine months ended September 24, 2000 and September 26, 1999 (in thousands):

                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                             -------------------------     -------------------------
                                             SEPT. 24,      SEPT. 26,      SEPT. 24,      SEPT. 26,
                                                2000           1999           2000           1999
                                             ----------     ----------     ----------     ----------

Net sales-unaffiliated customers:
  Therapeutic Products                       $   27,951     $    8,066     $   84,012     $   60,219
  Diagnostic Products                            10,757          8,277         32,929         27,310
  Corporate/Other                                    --            187             --            641
                                             ----------     ----------     ----------     ----------
  Total                                      $   38,708     $   16,530     $  116,941     $   88,170
                                             ==========     ==========     ==========     ==========

Segment operating income (loss):
  Therapeutic Products                       $    5,394     $   (1,619)    $   11,596     $    6,946
  Diagnostic Products                             3,161          2,752         12,588          9,566
  Corporate/Other                                (2,337)        (1,780)        (6,933)        (5,380)
                                             ----------     ----------     ----------     ----------
  Total                                           6,218           (647)        17,251         11,132
                                             ----------     ----------     ----------     ----------

Reconciling items:
  Other expense, net                                475          1,180          2,021          2,998
  Interest expense, net                             390             31          1,276             21
  Special charges (credits)                        (550)         8,575          1,212          8,575
                                             ----------     ----------     ----------     ----------
Income (loss) before income taxes            $    5,903     $  (10,433)    $   12,742     $     (462)
                                             ==========     ==========     ==========     ==========

         Segment operating income (loss) is defined as earnings (loss) before income taxes, interest, amortization, foreign currency gains and losses, special charges (credits) and other non-operating income and expenses. "Corporate/Other" includes general corporate expenses other than those directly attributable to an operating segment and other operations that do not otherwise meet the SFAS No. 131 criteria for disclosure. The Company had no intersegment sales during 2000 or 1999.

         On August 21, 2000, the Company completed the divestiture of its Seramed business for gross proceeds of approximately $21.3 million in cash, which was used during the third quarter to repay the majority of the Company's outstanding borrowings under its revolving credit facility. The assets disposed of were included in the Therapeutic Products segment. There were no other material changes in identifiable assets disclosed in the Company's Annual Report on Form 10-K for the year ended December 26, 1999.

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

6.       COMMITMENT AND CONTINGENCIES

         Litigation

         Serologicals is involved in certain litigation arising in the ordinary course of business. We do not believe any of this litigation is likely to have a material adverse effect on Serologicals' financial position or results of operations.

         During 2000, twelve complaints were filed against the Company and certain of its current and former executive officers and directors which allege violations of the Securities Exchange Act of 1934 including Sections 10(b) and 20(a) thereof and Rule 10b-5 promulgated thereunder. During the third quarter of 2000, the complaints were consolidated and a lead plaintiff was named. A consolidated complaint was filed on October 10, 2000. The Company must respond to the complaint by November 20, 2000. Although we consider all of the claims in the consolidated complaint to be without merit and intend to defend the lawsuits vigorously, we are unable to predict at this time the final outcome of these claims.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND RECENT DEVELOPMENTS

         Serologicals is a leading worldwide provider of biological products to life science companies. We provide value-added antibody-based products that are used as the active ingredients in therapeutic products for the treatment and management of diseases such as Rh incompatibility in newborns, rabies and hepatitis and in diagnostic products such as blood typing reagents and diagnostic test kits. Through our protein fractionation facility, we provide a variety of proteins used in diagnostic reagents and tissue culture media components for use as additives in biotech products. We are also engaged in the development, manufacturing and sale of monoclonal antibodies at our facilities in the United Kingdom. As of November 6, 2000, the Company operated 17 donor centers that specialize in the collection of specialty antibodies.

         On August 21, 2000, Serologicals completed the divestiture of substantially all of the long-term assets of its Seramed, Inc. subsidiary for cash consideration totaling approximately $21.3 million, of which approximately $1.3 million related to the divestiture of certain working capital assets and other settlements resulting from the sale. The Company retained working capital of approximately $12.6 million. The sale represented substantially all of the long-term assets associated with Serologicals' 47 non-specialty donor centers. In connection with the divestiture, Serologicals recorded a gain during the third quarter of 2000 totaling approximately $545,000, which is included in the line item entitled "Special charges (credits)" in the Consolidated Statements of Income (Loss). The year-to-date net loss associated with the divestiture of Seramed totals approximately $1.1 million.

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

         The activities of the Therapeutic Products segment primarily include the collection and sale of specialty and, until the divestiture of Seramed, non-specialty human antibodies, that are used as the active ingredients in therapeutic products for the treatment and management of various diseases. The activities of the Diagnostic Products segment include the monoclonal antibody production facilities and certain human-sourced, polyclonal antibodies. While an increasing number of Pentex(R)-branded products are being used in therapeutic end products, the management of this business is performed within Serologicals' diagnostic business unit and, accordingly, is included in the Diagnostic Products reportable business segment. The antibodies, proteins and other products provided by the Diagnostic Products segment are used in diagnostic products such as blood typing reagents and diagnostic test kits and as nutrient additives in biotech products.

RESULTS OF OPERATIONS

         The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

         The following table sets forth certain operating data of the Company as a percentage of net sales for the periods indicated below.

                                                  THREE MONTHS ENDED    NINE MONTHS ENDED
                                                 --------------------  --------------------
                                                 SEPT. 24,  Sept. 26,  SEPT. 24,  Sept. 26,
                                                   2000       1999       2000       1999
                                                 ---------  ---------  ---------  ---------
Net sales                                          100.0%     100.0%     100.0%     100.0%
Gross profit                                        31.0%      23.2%      29.0%      28.3%
Selling, general and administrative
  expenses                                          15.0%      27.1%      14.3%      15.6%
Net income (loss) before special charges             8.9%      (7.3)%      7.6%       5.9%
Net income (loss)                                    9.8%     (40.9)%      7.0%      (0.3)%

         During the third quarter of 1999, the Company discovered during an internal quality assurance audit that a limited number of product tests performed at its central testing laboratory had not been performed in strict accordance with the Company's standard operating procedures regarding sample storage requirements. Pending a full investigation of this matter, the Company ceased shipping all products that had been tested at its laboratory, including those tested after the deviation from standard operating procedures had been identified and corrected. The shipping delays affected virtually all product tested at the Company's central testing laboratory, including specialty, certain non-specialty and clinical diagnostic antibody products. Units totaling approximately $400,000 were deemed unusable and were written off during the third quarter of 1999. Upon completion of the investigation, shipments resumed in the fourth quarter of 1999. The results for 1999 described below for the three and nine month periods ended September 26, 1999 include the impact of this laboratory and shipping issue.

Quarters Ended September 24, 2000 and September 26, 1999

NET SALES

Consolidated

         Consolidated net sales increased approximately $22.2 million, from $16.5 million in 1999 to $38.7 million in 2000. The increase was primarily attributable to the shipping delays in the third quarter of 1999, as well as an increase in sales of diagnostic products. Excluding the results of Seramed, net sales increased approximately $15.0 million, from $10.1 million in 1999 to $25.1 million in 2000.

Therapeutic Products

         Net sales of Therapeutic Products increased approximately $19.9 million, from $8.1 million in 1999 to $28.0 million in 2000. The increase was primarily attributable to the shipping delays resulting from the Company's central testing laboratory issue. Total net sales of specialty antibodies increased approximately $12.4 million, from $1.8 million in 1999 to $14.2 million in the current year, while total net sales of non-specialty antibodies increased approximately $7.5 million, from $6.3 million in 1999 to $13.8 million in 2000. Excluding the results of Seramed, net sales increased approximately $12.7 million, from $1.7 million in 1999 to $14.4 million in 2000.

Diagnostic Products

         Net sales of Diagnostic Products increased approximately $2.5 million, or 30%, from $8.3 million in 1999 to $10.8 million in 2000. The increase was primarily driven by revenue growth from monoclonal antibodies and other human-sourced antibodies. Sales of monoclonal antibodies and related products increased $1.2 million, or 47%, from $2.6 million in 1999 to $3.8 million in 2000, reflecting demand for certain products manufactured for a customer under an outsourcing arrangement. Blood protein revenues were essentially flat compared with the prior year, as increased revenues from the Company's EX-CYTE(R) product were offset from decreased sales of other blood protein products. The remaining net sales, primarily human-sourced antibodies used in blood typing reagents and diagnostic test kits, increased approximately $1.3 million, from $200,000 in 1999 to $1.5 million in 2000. The majority of this increase was attributable to the laboratory issue previously discussed.

GROSS PROFIT

Consolidated

         Consolidated gross profit increased approximately $8.2 million, from $3.8 million in the third quarter of 1999 to $12.0 million during 2000. This increase was primarily the result of increased sales. Gross profit as a percentage of net sales ("gross margin") increased from 23.1% in 1999 to 31.0% in the current year. The increase was primarily attributable to the higher level of sales of relatively higher margin specialty products during 2000 compared with 1999. Additionally, the third quarter of 1999 included an inventory write-off of approximately $400,000 resulting from the previously described laboratory issue. Excluding Seramed, gross profit increased approximately $7.2 million, from $4.5 million in 1999 to $11.7 million in 2000, and gross margins increased from 44.3% to 46.4%.

Therapeutic Products

         Gross profit from Therapeutic Products increased approximately $7.2 million, from a loss of approximately $200,000 in 1999 to gross profit of approximately $7.0 million in 2000. This increase was primarily attributable to the third quarter 1999 shipping delays resulting from the Company's laboratory issue, the vast majority of which was therapeutic products. Also, the third quarter of 1999 included an inventory write-off of approximately $400,000 resulting from the previously described laboratory issue. Gross margins on Therapeutic Products for the third quarter of 2000 were 24.9% compared with a margin of (2.6%) in the prior year. The majority of the sales in the third quarter of 1999 were relatively lower margin non-specialty sales that were tested at third party laboratories. Excluding Seramed, gross profit increased approximately $6.1 million, from $463,000 in the third quarter of 1999 to $6.6 million in 2000, and gross margins increased from 27.5% to 45.9%.

Diagnostic Products

         Gross profit from Diagnostic Products increased approximately $900,000, or 21.2%, from $4.2 million in 1999 to $5.1 million in 2000, primarily attributable to higher sales of EX-CYTE(R) and certain monoclonal antibodies, which was partially offset by lower sales of other blood protein products and recognition of additional inventory reserves during the third quarter of 2000. Gross margins on Diagnostic Products decreased from 50.2% in 1999 to 47.1% during 2000, primarily as a result of recognizing additional inventory reserves during the third quarter of 2000 on certain blood protein products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased approximately $1.3 million, or 29%, from $4.5 million in the third quarter of 1999 to $5.8 million in 2000. The increase was primarily attributable to higher personnel costs, increased expenses associated with the Company's quality and regulatory programs and higher professional fees compared with the prior year.

INTEREST EXPENSE, NET

         Interest expense, net increased approximately $359,000, from $31,000 in 1999 to $390,000 in 2000, due to higher average borrowings outstanding under the revolving line of credit. The Company repaid all of its outstanding borrowings under the revolving line of credit during the third quarter of 2000 using the proceeds from the sale of Seramed.

OTHER EXPENSE, NET

         Other expense, net, decreased approximately $705,000, or 59.7%, from $1.2 million in 1999 to $475,000 in 2000. The decrease was primarily attributable to lower amortization expense in 2000 compared with 1999 as a result of the write-off of $24.9 million of Goodwill related to Seramed in the fourth quarter of 1999.

SPECIAL CHARGES (CREDITS)

         During the third quarter of 2000 the Company recorded a gain of approximately $545,000 reflected in the line item entitled "Special charges (credits)" from the divestiture of the Seramed business. The results for the third quarter of 1999 included special charges totaling $8.6 million representing: i) a $2.0 million product liability claim; ii) a $1.2 million write-down of the Company's clinical trial site to fair market value less costs to sell; iii) a write-off of $4.2 million of capitalized software costs as a result of terminating a project; and iv) a $1.2 million charge related to severance and other benefits for the Company's former Chief Executive Officer and certain other employees.

Nine Months Ended September 24, 2000 and September 26, 1999

NET SALES

Consolidated

         Consolidated net sales increased approximately $28.7 million, or 33%, from $88.2 million in 1999 to $116.9 million in 2000. The increase was primarily attributable to the shipping delays in the third quarter of 1999, as well as an increase in sales of blood proteins (primarily EX-CYTE(R)) and monoclonal antibody diagnostic products. The Company benefited from substantially higher sales of its anti-hepatitis product compared with the prior year as sales through nine months of 2000 exceeded annual sales for 1999 for this product. Excluding Seramed, net sales increased $15.8 million, from $49.3 million in 1999 to $65.1 million in 2000.

Therapeutic Products

         Net sales of Therapeutic Products increased approximately $23.8 million, or 40%, from $60.2 million in 1999 to $84.0 million in 2000. The increase is primarily attributable to the 1999 shipping delays. Total net sales of specialty antibodies increased approximately $10.5 million, or 47%, from $22.2 million in 1999 to $32.7 million in the current year, while total net sales of non-specialty antibodies increased approximately $13.3 million, or 35%, from $38.0 million in 1999 to $51.3 million in 2000. Also contributing to the year over year increase was increased sales of anti-D antibodies, as well as increased demand for anti-hepatitis and anti-rabies antibodies. Excluding Seramed, net sales increased approximately $10.8 million, from $21.4 million in 1999 to $32.2 million in 2000.

Diagnostic Products

         Net sales of Diagnostic Products increased approximately $5.6 million, or 21%, from $27.3 million in 1999 to $32.9 million in 2000. Sales of blood protein products increased approximately $2.0 million, or 13% from $15.2 million in 1999 to $17.2 million in 2000. The majority of the increase in blood proteins was related to sales of EX-CYTE(R), while sales also benefitted from the demand for certain products manufactured for a customer under an outsourcing arrangement. Total net sales of monoclonal antibodies and related products increased approximately $2.4 million, or 28%, from $8.6 million in 1999 to $11.0 million in the first nine months of 2000. The remaining net sales, primarily human-sourced antibodies used in blood typing reagents and diagnostic test kits, increased approximately $1.2 million, or 35%, from $3.5 million in 1999 to $4.7 million in 2000.

GROSS PROFIT

Consolidated

         Consolidated gross profit increased approximately $9.0 million, or 36%, from $24.9 million in 1999 to $33.9 million during 2000. This increase was primarily the result of increased sales, primarily of relatively higher margin specialty antibodies in 2000 compared with 1999. Gross margin increased from 28.3% in 1999 to 29.0% in 2000. The increase was primarily attributable to product mix as 1999 was negatively impacted by the negligible level of sales of specialty antibodies in the third quarter of 1999. Excluding Seramed, gross profit increased $8.2 million, or 34%, from $24.3 million in 1999 to $32.5 million in 2000.

Therapeutic Products

         Gross profit from Therapeutic Products increased approximately $5.3 million, or 49%, from $10.8 million in 1999 to $16.1 million in 2000, primarily as a result of increased sales, as well as the $400,000 inventory write-off in 1999 resulting from the laboratory issue. Gross margins on Therapeutic Products increased from 18.1% to 19.2%, due in large part to increased sales of higher margin specialty antibodies as a percentage of total therapeutic sales, from 37% in 1999 to 39% in the current year. Excluding Seramed, gross profit increased approximately $4.4 million, or 43% from $10.3 million in 1999 to $14.7 million in 2000, and gross margins decreased from 48.0% in 1999 to 45.5 % in 2000.

Diagnostic Products

         Gross profit from Diagnostic Products increased approximately $3.4 million, or 24%, from $14.4 million in 1999 to $17.8 million in 2000, primarily attributable to increased sales, particularly the relatively higher margin EX-CYTE(R) product. Gross margins on Diagnostic Products increased from 52.7% in 1999 to 54.1% in 2000, primarily as a result of a favorable product mix in 2000, which was partially offset by an additional inventory reserve taken in 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased approximately $2.9 million, or 21%, from $13.8 million in 1999 to $16.7 million in 2000. The increase was primarily attributable to higher corporate expenses, including recruiting and other costs associated with the hiring of certain executives, increased professional fees, and increased expenses associated with the Company's quality and regulatory initiatives.

INTEREST EXPENSE, NET

         Interest expense, net increased approximately $1,255,000, from $21,000 in 1999 to $1,276,000 in 2000. The increase in net interest expense is due to higher average borrowings under the Company's line of credit. The Company repaid all of its outstanding borrowings under the revolving line of credit during the third quarter of 2000 using the proceeds from the sale of Seramed.

OTHER EXPENSE, NET

         Other expense, net, decreased approximately $1.0 million, or 33%, from $3.0 million in 1999 to $2.0 million in 2000. The decrease was primarily due to lower amortization expense in 2000 compared with 1999 as a result of the write-off of $24.9 million of goodwill related to Seramed in the fourth quarter of 1999.

SPECIAL CHARGES (CREDITS)

         During the first nine months of 2000, Special charges (credits) consist primarily of the loss incurred related to the divestiture of Seramed. During the second quarter, an asset impairment charge of $276,000 was recorded, along with approximately $1.3 million of charges associated with termination benefits, lease termination costs, and other costs associated with the divestiture of the non-specialty business. The sale of Seramed closed in August 2000, and the Company recognized a gain on the disposal of approximately $545,000.

In the third quarter of 1999, special charges totaling $8.6 million were recorded representing: i) a $2.0 million product liability claim; ii) a $1.2 million write-down of the Company's clinical trial site to fair market value less costs to sell; iii) a write-off of $4.2 million of capitalized software costs as a result of terminating a project; and iv) a $1.2 million charge related to severance and other benefits for the Company's former Chief Executive Officer and certain other employees.

LIQUIDITY AND CAPITAL RESOURCES

         The following table sets forth certain indicators of financial condition and liquidity of the Company as of September 24, 2000 and December 26, 1999:

(in thousands)

                                                         SEPTEMBER 24,  DECEMBER 26,
                                                              2000          1999
                                                         -------------  ------------

Cash and cash equivalents                                   $  3,776      $  3,294

Working capital                                               44,084        50,172

Total long-term debt and capital lease obligations                22        32,567

Stockholders' equity                                         111,860       103,224

Total debt to equity ratio                                       0.0%         31.5%

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

         During the first nine months of 2000, net cash provided by operating activities was $24.3 million compared with $5.2 million during the first nine months of 1999, an increase of $19.1 million. This increase was primarily attributable to a smaller investment in working capital versus the prior year. The decreased investment in working capital was primarily due to a decrease in inventories of $6.8 million compared with a $18.4 million increase in the prior year. The inventory change is primarily due to an increase in inventory during the third quarter of 1999 when virtually all product tested at the Company's central testing laboratory was on hold.

         Net cash provided by investing activities during the first nine months of 2000 was $9.5 million as compared to net cash used of $39.5 million in 1999. Investing activities for 2000 included net proceeds of approximately $20.2 million from the sale of Seramed, offset by a $3.5 million cash outflow representing payment of a final net asset settlement related to the Company's 1999 acquisition of Serologicals Proteins (Pentex), and capital expenditures totaling approximately $7.2 million. Investing activities for 1999 included $27.9 million related to the purchase of the Pentex business, and capital expenditures of $14.9 million, which primarily represented costs to expand the EX-CYTE(R) production capacity and costs associated with a donor center operating system. Capital expenditures in 2000 consist primarily of costs associated with the expansion of the bovine serum albumin (BSA) manufacturing capacity in Kankakee, Illinois which was recently completed, the acquisition of a facility in Scotland to expand our monoclonal manufacturing operations, and costs associated with automating the Company's donor center network.

         Serologicals anticipates capital expenditures for the remainder of fiscal year 2000 to be approximately $3 to $4 million. This total includes planned expenditures for the following: (i) several projects at our protein fractionation facility in Kankakee, Illinois; (ii) ongoing information systems initiatives, primarily the automation of our donor center network; and (iii) renovations of existing donor centers.

         Net cash used in financing activities was $33.3 million in 2000 compared to cash provided of $808,000 in 1999. During the first nine months of 2000, we repaid the entire $30.0 million of the balance on the Revolver which was outstanding as of December 26, 1999. Additionally, $2.5 million of convertible debt was repaid during the third quarter of 2000. During 2000 Serologicals completed its $20 million stock repurchase program by purchasing approximately 657,000 shares at a cost of $3 million. Other financing activities in both periods consisted primarily of proceeds from the exercise of stock options.

OUTLOOK

Therapeutic Products

         Demand for the Company's specialty products (anti-D, anti-hepatitis and anti-rabies antibodies) continues to be strong and is expected to continue throughout the remainder of 2000 and into 2001. The Company has received a large unplanned order for anti-D that is expected to be filled during the fourth quarter of 2000, and has begun to increase production of anti-D as a result of expected demand over the coming months.

Diagnostic Products

         Serologicals anticipates moderate increases in sales of polyclonal antibodies used in blood typing reagents and diagnostic test kits and in sales of monoclonal antibodies, primarily as a result of the potential of the out source manufacturing work we are performing for a major diagnostic customer. We expect demand for our Pentex(R) line of blood protein products, in particular the EX-CYTE(R) line of tissue culture media, to continue to increase over the next 12 months. Furthermore, we expect increased demand for bovine serum albumin
(BSA) and have recently completed a $2.6 million expansion of the BSA manufacturing capacity.

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

PART II.

ITEM 1. LEGAL PROCEEDINGS

         During 2000, twelve complaints were filed against the Company and certain of its current and former executive officers and directors which allege violations of the Securities Exchange Act of 1934 including Sections 10(b) and 20(a) thereof and Rule 10b-5 promulgated thereunder. During the third quarter of 2000, the complaints were consolidated and a lead plaintiff was named. A consolidated complaint was filed on October 10, 2000. The Company must respond to the complaint by November 20, 2000. Although we consider all of the claims in the consolidated complaint to be without merit and intend to defend the lawsuits vigorously, we are unable to predict at this time the final outcome of these claims.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits (numbered in accordance with Item 601 of Regulation
                  S-K):

                  Exhibit Number:                                Description
                  ---------------                                -----------

                       10.28            Employment Agreement between the Company and Jeffrey D. Linton

                       10.29            Lease Agreement, dated October 6, 2000 between the Company and Spalding Triangle, L.L.C.

                          27            Financial Data Schedule (electronic filing only)

         b.       Reports on Form 8-K:

                  1.) On August 21, 2000, the Company filed a Current Report on Form 8-K, in which it reported under Item 5-Other Events, the issuance of a press release announcing the completion of the sale of substantially all of the assets of its Seramed, Inc. subsidiary.

                  2.) On August 31, 2000, the Company filed a Current Report on Form 8-K, in which it reported under Item 2-Acquisition or Disposition of Assets, the sale of substantially all of the assets of its Seramed, Inc. subsidiary.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SEROLOGICALS CORPORATION
                                      -------------------------------
                                      (Registrant)


Date: November 8, 2000                By: /s/ Peter J. Pizzo, III
                                          ---------------------------
                                          Peter J. Pizzo, III
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)