Form 10-K
period 2000-12-31
SEROLOGICALS CORP
filed 2001-04-02
CIK 767673

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM                TO                .

                        COMMISSION FILE NUMBER: 0-26126

                            SEROLOGICALS CORPORATION
             (Exact name of Registrant as specified in its charter)

                    DELAWARE                                        58-2142225
        (State or other jurisdiction of                          (I.R.S. Employer
         incorporation or organization)                       Identification Number)
     5655 SPALDING DRIVE, NORCROSS, GEORGIA                           30092
    (Address of principal executive offices)                        (Zip Code)

        (Registrant telephone number including area code) (678) 728-2000

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                       RIGHTS TO PURCHASE PREFERRED STOCK

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the shares of common stock held by non-affiliates (based upon the closing sale price on The Nasdaq Stock Market) on March 23, 2001 was approximately $270,600,000. As of March 23, 2001, there were 23,407,748 shares of Common Stock, $0.01 par value per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE.

     Portions of the definitive proxy statement for the Annual Meeting of Stockholders (which will be filed pursuant to Regulation 14A within 120 days of the close of the Registrant's fiscal year ended December 31, 2000) shall be deemed to be incorporated by reference in Part III.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I.
Item 1.   Business....................................................    3
Item 2.   Properties..................................................   16
Item 3.   Legal Proceedings...........................................   16
Item 4.   Submission of Matters to a Vote of Security Holders.........   16
Item 4A.  Executive Officers and Key Employees of the Registrant......   17

PART II.
Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................   18
Item 6.   Selected Financial Data.....................................   19
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   20
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................   28
Item 8.   Financial Statements and Supplementary Data.................   29
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   29

PART III.
Item 10.  Directors and Executive Officers of the Registrant..........   29
Item 11.  Executive Compensation......................................   29
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   29
Item 13.  Certain Relationships and Related Transactions..............   29

PART IV.
Item 14.  Exhibits, Financial Statements, Schedules and Reports on
          Form 8-K....................................................   29

SIGNATURES............................................................   33

                                    PART I.

     This Annual Report on Form 10-K contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe" or "continue" or the negative thereof or other variations thereon or similar terminology, and/or which include without limitation, statements regarding the following:

     - Serologicals Corporation's (and its subsidiaries, collectively, the "Company" or "Serologicals") internal and external growth strategies, including the Company's long term growth prospects;

     - the impact of competition, including increased competition for anti-D antibodies and competition for blood proteins products and EX-CYTE(R);

     - certain trends in the industry, including increased demand for and a limited supply of antibodies and antibody-based products in general; increased regulatory scrutiny by the Food and Drug Administration ("FDA"), in particular, Team Biologics, its effect on donors and customers and the Company's ability to respond; changing customer specifications and evolving industry and customer standards and customer demand for higher quality and services and regulatory issues surrounding bovine-derived products as a result of concerns about bovine spongiform encephalopathy and new variant Creutzfeld-Jacob disease;

     - the impact of the potential loss of donors due to the imposition of new blood safety measures;

     - demand for alternatives to antibiotics and vaccines for treatment and management of diseases, including the demand for antibody-based products;

     - increased demand for its Pentex(R) line of products, particularly EX-CYTE(R) and bovine serum albumin;

     - the ability to continue expansion of monoclonal product sales outside of the United States, particularly in regards to OEM and branded blood-typing reagents;

     - the build-out of the monoclonal manufacturing facility in Scotland and the effect thereof on the Company's ability to meet demand for monoclonal antibodies;

     - the ability to sell the remaining inventory of the non-specialty antibody business which was divested in August 2000;

     - the Company's competitive advantage over fully integrated diagnostic product manufacturers as a result of the Company's broad range of proprietary antibodies and state-of-the-art facilities;

     - the Company's acquisition strategy;

     - expansion of the Company's product development efforts and certain potential product development efforts the Company may pursue or which are currently underway and which may have opportunities for growth;

     - the expected level of and purposes for capital expenditures in 2001 and the sufficiency of capital and liquidity to meet working capital, capital expenditure and other anticipated cash requirements over the next twelve months;

     - the renewal or early termination of certain long-term customer contracts; and

     - the Company's information technology initiatives.

     These forward-looking statements are subject to certain risks, uncertainties and other factors that could cause actual results to differ materially, including but not limited to the cautionary statements included throughout this Annual Report on Form 10-K and:

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

     - the effect of regulatory scrutiny;

     - loss of any significant customers or reduced orders therefrom;

     - potential future technologies that could lessen or eliminate the need for antibodies and other plasma-based products;

     - changes in industry trends, customer specifications and demand, market demand in general and potential foreign restrictions of the importation of the Company's products that could impact internal and external growth, earnings and market share;

     - the Company's dependence on a few major customers and suppliers and its ability to maintain favorable supplier agreements and relationships with them.

ITEM 1.  BUSINESS

     Serologicals is a worldwide provider of biological products to life science companies. The Company provides value-added antibody-based products that are used as the active ingredients in therapeutic products for the treatment and management of diseases such as Rh incompatibility in newborns, rabies and hepatitis and in diagnostic products such as blood typing reagents and diagnostic test kits. As of March 23, 2001, the Company conducted its operations through a national network of 17 donor centers that specialize in the collection of specialty human antibodies. The Company also operates a protein fractionation facility in Kankakee, Illinois ("Serologicals Proteins", or "Proteins") that provides a variety of proteins used in diagnostic reagents and tissue culture media components for use as additives in biotech products. This facility was purchased by the Company in December 1998, and the results of operations are included in the discussion below for the Company's fiscal years ended December 31, 2000 and December 26, 1999. Additionally, the Company operates two monoclonal antibody manufacturing facilities in Scotland ("Serologicals Ltd.") which are engaged in the development, manufacturing and sale of monoclonal antibodies. Prior to August 2000, the Company, through its Seramed, Inc. subsidiary ("Seramed"), owned and operated 47 donor centers that primarily collected source plasma containing non-specialty antibodies from which a number of products, primarily intravenous immune globulin, are derived. The Company divested this business in August 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Divestiture of Non-Specialty Antibody Business."

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

     The activities of the Therapeutic Products segment primarily include the sale of specialty human antibodies collected at the Company's network of donor centers and used as the active ingredients in therapeutic products for the treatment and management of various diseases. The activities of the Diagnostic Products segment include the Company's monoclonal antibody production facilities and certain human-sourced, polyclonal antibodies. The Diagnostic Products segment also includes the activities of the Company's protein fractionation facility located in Kankakee, Illinois. The antibodies and other proteins provided by the

Diagnostic Products segment are used in diagnostic products such as blood typing reagents and diagnostic test kits and as nutrient additives in biotechnology products.

INDUSTRY OVERVIEW

     The industry that encompasses all of the Company's activities is generally known as the life sciences industry. The life sciences industry includes the specialized areas of blood products, diagnostics and biopharmaceuticals. These three sectors of the life science industry are all concerned with either diagnosing specific patient conditions, including infectious disease and blood type, or in the provision of therapeutic agents for the treatment or prevention of disease conditions.

     The human blood products industry encompasses a number of markets, with products ranging from whole blood, which is used for direct transfusions, to blood components, such as source plasma, specialty and non-specialty antibodies found in source plasma and other specialty biologic components. Source plasma, the clear liquid portion of blood characterized by non-specific concentrations of antibodies, is used to manufacture many products that treat a variety of medical indications. Antibodies are soluble components contained in plasma which are produced by the immune system to fight specific diseases. Other derivative products of source plasma include albumin, used to treat shock and burn patients, and clotting factors such as Factor VIII Concentrate and Factor IX Concentrate, used primarily by hemophiliac patients.

     The therapeutic blood products industry is generally divided into two distinct sectors. The largest sector of the industry is comprised of non-profit organizations, such as the American Red Cross and community blood banks, which supply whole blood and other transfusible products to hospitals. Conversely, the commercial sector of the industry is focused primarily on supplying source plasma, specialty and non-specialty antibodies and specialty biologic components to healthcare companies which further process these components into therapeutic and diagnostic products.

     The therapeutic segment of the commercial sector includes products consisting of specialty antibodies and cells, as well as non-specific, or non-specialty, antibodies and source plasma. Specialty therapeutic antibodies are typically used to manufacture products for treating persons exposed to, or at risk of, contracting a specific disease. Specialty antibodies used for therapeutic purposes range from those used to treat medical indications such as tetanus and rabies, which the Company believes generally sell for approximately $90 to $280 per liter, to high-end products such as anti-D, an antibody used to treat Rh incompatibility in newborns and anti-hepatitis, which the Company believes generally sell for approximately $400 to $650 per liter. By comparison, the Company believes the average industry gross price of source plasma, from which IVIG and other products are derived, is approximately $90 to $100 per liter.

     Antibodies, both human sourced as well as those in monoclonal form, are also used in the manufacture of diagnostic products used to screen patients for prior exposure to a specific disease or to determine blood type. Polyclonal and monoclonal antibodies used in diagnostic products such as blood typing reagents and diagnostic test kits generally sell for $0.95 per milliliter to $8.00 per milliliter, with some rare antibodies selling for as high as $15.00 per milliliter. In addition to antibodies, there are also a variety of purified blood proteins, often from bovine source, used in the manufacture of diagnostic kits. These include proteins such as Bovine Serum Albumin ("BSA"), Bovine Gamma Globulin ("BGG"), thrombin, fibrinogen and cholesterol. BSA, depending upon its level of purity and specification, sells for approximately $200 per kilogram for general grade to as much as $2,600 per kilogram for high end products.

     The Company believes that there are a number of factors increasing the demand for antibodies and antibody-based products in general. In the treatment of certain diseases such as rabies and Rh incompatibility in newborns, antibody-based products are recognized as the only generally accepted treatment or prevention for such diseases. In addition, medical and scientific advances are increasing the demand for antibodies for new indications and improved therapies, such as the use of anti-D immune globulin in the treatment of Idiopathic Thrombocytopenic Purpura, an autoimmune disease. The Company also believes that cost containment in healthcare is spurring the demand for alternatives to antibiotics and vaccines, such as the use of antibody-based products for disease management. Additionally, increasing regulation and concerns relating to blood safety are causing demand for a broader array of antibody-based diagnostic tests used to evaluate blood samples. The demand for more diverse diagnostic tests is also increasing as world population migration is spreading diseases, which were once confined to specific geographic areas. This in turn is driving demand for the antibody and protein components that the Company manufactures. There are diagnostic tests now available, and that the Company expects to become increasingly available, that do not use antibodies as the principal means of detection, but instead rely on nucleic acid testing (NAT). This testing may ultimately replace some of the current antibody-based tests, however, overall demand for antibodies is still expected to increase. Furthermore, the manufacture of NAT systems uses other products manufactured by the Company, such as BGG.

     The Company believes that there are a number of factors that are generally limiting the supply of commercially available human antibodies. The supply of antibodies has been adversely affected by the more rigorous screening procedures required by regulatory authorities, in particular the FDA and certain German regulatory bodies, industry trade organizations and manufacturers of the various end products. These procedures, which include a more extensive investigation into a donor's background, new tests to detect the presence of disease-causing organisms and other limitations on donors such as geographic and age restrictions, have disqualified numerous potential donors and discouraged other donors who may be reluctant to undergo the screening procedures. Also, as customers require higher concentrations of specialty antibodies, the qualified pool of donors is further reduced. These customer requirements have resulted in an increasing need to boost the concentration of specialty antibodies in donors through vaccination or immunization.

     At times, the therapeutics industry has experienced critical shortages of certain end products, most notably source plasma. The Company believes that in addition to the factors discussed above, these shortages have been caused by several company-specific manufacturing, regulatory or other issues facing the manufacturers of these products as well as by recalls of product manufactured with plasma obtained from donors who were subsequently discovered to have had new variant Creutzfeld-Jakob disease ("nvCJD"). See "Government and Industry Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

     In recent years, the biopharmaceutical or biotechnology industry has seen many advances in the commercialization of protein-based therapeutic products, such as monoclonal antibodies and recombinant proteins. The Human Genome Project and other areas of research such as proteomics are expected to result in further additions to the pipeline of protein-based drugs in clinical trials. Many of these candidate protein-based therapeutics are made in cell culture. which is driving demand for cell culture media, including cell culture components. Many of these cell culture components such as EX-CYTE(R), insulin, certain types of BSA and transferrin are manufactured by the Company and are essential to cell growth and product manufacture, leading to increased demand. While there may be an increased demand for these components, it is anticipated that there will be a shortage of manufacturing capacity to make the protein-based therapeutic products, which may limit the rate at which cell culture components can be consumed by biopharmaceutical companies or by contract manufacturing organizations that operate the cell culture facilities. Another factor that could impede the demand for certain of these cell culture components is concern about some of these components being of animal, and more specifically, bovine in origin. This is as a result of concern relating to the potential for the agent causing Bovine Spongiform Encephalopathy ("BSE") to be present in the raw materials used in the production process. (See "Government and Industry Regulation").

     In addition to the demand and supply factors discussed above, the industries in which the Company operates continue to experience a number of other trends. One such trend is the movement by healthcare companies towards obtaining antibodies and other biologic products and services from a fewer number of suppliers who can supply a wider array of products and services. The resulting enhanced relationships between healthcare companies and these suppliers have resulted in an increased tendency by some major healthcare companies to outsource essential complex regulatory, testing and specialized manufacturing activities. In addition, the increased regulatory environment, as well as the increasing preference of customers for value-added services, requires suppliers to have a high level of expertise and capital resources.

OPERATIONS

     As of March 23, 2001, the Company conducted its operations through a national network of 17 donor centers and through laboratories located in the United States and the United Kingdom, two monoclonal production facilities in Scotland and a purified blood proteins fractionation facility in Kankakee, IL. The Company's manufacturing facilities in Illinois and Scotland and its donor center network are ISO 9000 certified.

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

     Donor Screening and Product Collection. Each donor candidate undergoes a process that includes an explanation of the donation procedure and how the antibodies they are donating are subsequently used, extensive physiological and biological screening, a physical examination and the collection of test samples. In addition, donors of specialty antibodies undergo further qualification profiling. Once a candidate is accepted as a donor, the Company may collect antibodies from the donor at its donor centers through an FDA-approved collection procedure known as plasmapheresis, which lasts between 40 and 60 minutes and is very similar to donating blood. However, since red blood cells are returned to the donor by means of centrifugation, individuals may donate as frequently as twice per week. Each donation is quarantined at the donor center while test samples are sent to the Company's central testing laboratory for FDA-mandated viral marker screening tests (e.g., hepatitis, HIV, etc.) and characterization (i.e., special analytical tests to identify and measure the quality and concentration of the targeted antibodies). Furthermore, voluntary industry standards require that each first time donor's ("Applicant Donor") donation be quarantined until such time that a second donation is received from the Applicant Donor and appropriate test results are obtained on both donations. If a second donation is not received from the Applicant Donor within six months, the initial donation must be destroyed, or sold as a diagnostic product. Once these two donations and their test results are complete and acceptable, the Applicant Donor becomes a "qualified donor" and all future donations are generally available for shipment once the mandated tests have been completed.

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

     Immunization. In response to customer demands for higher quality products and in part due to the decreasing population of individuals with certain naturally occurring antibodies, the Company's donor centers are actively involved in the immunization of the majority of their specialty antibody donors. Immunization is the use of FDA-approved vaccines to stimulate the development or heighten the concentration of specialty antibodies in the donor. Although vaccines to conduct immunization for several of the Company's products are commercially available, the Company believes it has a competitive advantage through its existing inventory of, and ongoing ability to produce, its own proprietary FDA-approved vaccine to produce anti-D antibodies in donors. In some cases, antibody-producing white cells are also collected from immunized donors and used to develop monoclonal products for diagnostic use.

DIAGNOSTIC PRODUCTS

     Monoclonal Antibody Production. In addition to collecting antibodies from its donors, the Company, through its Serologicals, Ltd. subsidiary, formerly known as Bioscot, Ltd., produces monoclonal antibodies from over 45 cell lines. The Company's FDA-licensed monoclonal manufacturing facilities in Edinburgh and Livingston, Scotland produce monoclonal antibodies from cells derived through the Company's donor network or acquired from other laboratories. Currently, all monoclonal antibodies manufactured by the Company are used in diagnostic products such as blood typing reagents. The monoclonal manufacturing operations are divided into two principal operating processes: (i) primary production, which involves the growing and initial processing of the antibodies; and (ii) secondary production, during which the products go through a sterile filtering, bottling, labeling and packing process. The primary production unit consists of a cell culture laboratory that creates cell banks and raises initial cultures for fermenters, as well as a fermentation plant housing up to ten fermenters ranging in size from 25 liters to 230 liters in total volume. The primary production unit also removes cell debris from the completed fermentation, and concentrates and dialyzes the product. The bulk antibody reagents or other solutions are sent to the secondary production unit for further processing. The secondary production unit has a clean room in which sterile filtration is carried out. The sterile filtered reagents are bottled and labeled in this clean room in bottles ranging in size from two milliliters up to 20 liters. Through this monoclonal manufacturing capability, the Company has been able to introduce additional, second generation, human monoclonal products and continues to expand the sale of its finished products outside the United States, such as its value-added line of OEM and branded blood typing reagents. The Company also produces at its monoclonal antibody facilities additional companion products to its monoclonal blood typing range. These include reagent red cells, enzymes and diluents that are used in blood typing laboratories.

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

     Human-Sourced Antibodies. Through its donor center network used for the collection of therapeutic products, the Company collects antibodies used in the manufacture of clinical diagnostic test kit controls and in certain blood typing reagents. The donor recruitment, product collection and donor management processes are similar to those used in the collection of therapeutic products. The Company is also able to identify and react rapidly to disease outbreaks in order to recruit suitable donors for the specific antibodies created by such specific diseases.

PRODUCTS

     Through its value-added services, the Company provides antibodies and other biologic products for use in certain therapeutic and diagnostic products manufactured by major life science companies. The Company's customers generally further process these products. The Company also sells an increasing number of certain antibodies for blood typing reagents as OEM or directly to end-users. The Company also provides a full range of animal and human proteins that are used in the manufacturing process of recombinant (genetically engineered) therapeutic products and in diagnostic reagents. In 2000, the Company derived approximately 69% of its net sales from therapeutic products, a substantial majority of which related to anti-D, anti-hepatitis and non-specialty antibodies, and approximately 31% of its net sales from diagnostic products, the majority of which related to animal protein products for use in diagnostic reagents and as tissue media components for use in biopharmaceutical therapeutic products and antibodies used in blood typing reagents and diagnostic test kits. The non-specialty antibody sales were primarily generated prior to August 2000, when the Company completed the sale of Seramed, its non-specialty antibody business. The Company retained inventory on hand as of the date of sale, which it continued to sell during the remainder of 2000. The Company expects to sell the remaining inventory or otherwise dispose of it during 2001.

  Therapeutic Products

     Therapeutic end products produced by the Company's customers for whom it supplies the majority of its specialty antibodies include the following:

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

          Anti-Hepatitis B Immune Globulin ("anti-HBs"). The traditional use for anti-HBs is for the prevention of hepatitis in individuals who are at risk of contracting, or have had recent exposure to, the hepatitis B virus. In addition, anti-HBs is used for intensive treatment of liver transplant patients.

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

     Prior to the divestiture of Seramed, the Company derived a substantial amount of its revenues from the sale of source plasma, used in the manufacture of intravenous immune globulin (a broad spectrum of non-specific antibodies used in the treatment of many medical indications to help build the body's defense against exposure to life threatening diseases), albumin and clotting factors. The Company continues to provide limited quantities of source plasma.

  Diagnostic Products

     The primary products produced and sold by the Company's diagnostic business unit include the following:

          Antibodies for Blood Typing Reagents. Blood typing reagents are used by blood banks and hospital transfusion services worldwide to assure compatibility between a recipient and a donor's blood type. There are many blood types and highly accurate and specific antibodies are required to determine blood type. Historically, blood typing reagents were made primarily from human-sourced, or polyclonal, antibodies. Over the past fifteen years, monoclonal antibodies have been developed to provide certain high quality antibodies on a consistent basis, and many of these are FDA approved for diagnostic purposes. Monoclonal antibodies have largely, but not completely, replaced polyclonal antibodies for use in blood typing. The Company currently provides over 80 different antibodies used in the production of blood typing reagents that the Company believes provide it with a competitive advantage in this market due to the desire of customers to buy an entire panel of different antibodies for blood typing reagents from one manufacturer. While the majority of antibodies sold by the Company for use in blood typing reagents are in monoclonal form, the Company continues to collect certain rare human-sourced polyclonal antibodies that are used in diagnostic products.

          Animal Blood Proteins. Through its acquisition of Proteins, the Company provides a wide range of approximately 90 distinct animal protein products. These products, such as BSA, are primarily supplied to life science companies for use in blood typing and other diagnostic reagents. One of the primary uses of bovine albumin is to enhance the detection of blood group antibodies, a characteristic essential for the safe transfusion of whole blood. The Company also provides a line of highly purified animal proteins known as tissue culture media components that are used by biotechnology and biopharmaceutical companies as nutrient additives in cell culture media. Examples of these media components are Bovine EX-CYTE(R), produced through a patented manufacturing process, and transferrin. Many of the recombinant proteins currently used as therapeutic products are genetically engineered in mammalian cells. In order for these cells to grow and produce, they require nourishment that can be found from such sources as Bovine EX-CYTE(R), which is rich in cholesterol, phospholipids and essential fatty acids, and transferrin, a protein that provides the cells with the iron required for proper cellular respiration to occur.

          In order to meet current and expected demand for its line of EX-CYTE(R) products, during 1999 the Company completed an expansion of its protein fractionation facility in Kankakee, Illinois. Demand for EX-CYTE(R) has increased significantly in recent years as the success rate of genetically engineered proteins and other biotechnology products has increased. Furthermore, the Pentex(R) brand of BSA has also seen recent growth, generally following the growth rate of immunodiagnostic products and for use in cell culture. During 2000, the Company completed a significant expansion of its BSA manufacturing capacity to meet the current and anticipated demand for this product.

          Clinical Diagnostic Antibodies. Through its expertise in donor recruiting, the Company is able to locate and recruit donors who can provide antibodies and other biological specimens that are known to be positive or negative for a specific disease or infection. The Company provides these biological specimens for use in clinical diagnostic test kit controls. The diseases for which the Company sources clinical diagnostic antibodies include, among others, cytomegalovirus ("CMV"), rheumatoid arthritis, toxoplasmosis, hepatitis and HIV. The Company's recruiting capability is complemented by in-house experience in the laboratory disciplines of immunohematology, immunology, serology and clinical chemistry to characterize human specimens to meet manufacturers' requirements.

PRODUCT DEVELOPMENT

     Historically, the Company has carried out product development activities through each of its operating units. The Company is in the process of restructuring and centralizing product development activities within the existing product development group located in Edinburgh, Scotland. This group will manage all product development activities for the Company. The Company is continuing its current product development activities, such as developing monoclonal antibodies for use in diagnostic test kit controls using the same approach that led to the Company's ability to commercialize monoclonal antibodies for use in blood typing reagents. The Company has initially targeted certain monoclonal antibodies from diseases from which appropriate polyclonal antibodies are difficult to obtain and therefore command a premium in the market. Other projects include enhancing existing product lines in blood typing, purified proteins and value-added diagnostic plasma products. The Company intends to build a larger product development function and initiate projects to identify new products targeted principally at the diagnostic and cell culture market. The Company will continue to use its existing technology in monoclonal antibodies and protein purification as a platform for product development, although it will also seek new technology to complement existing technology in the development process.

MARKETING AND CUSTOMERS

     The Company markets its products to over 200 customers worldwide, including many major life science companies. However, in 2000, 1999 and 1998, sales to the Company's top ten customers accounted for approximately 80%, 78% and 84%, respectively, of total net sales. One of the Company's customers, Bayer Corporation ("Bayer"), accounted for approximately 33%, 41% and 40% of the Company's net sales in 2000, 1999 and 1998, respectively, while another customer, Aventis, accounted for 15% and 14% of net sales in 2000 and 1998, respectively. Excluding sales to these customers from the Company's non-specialty business, both Bayer and Aventis each would have represented approximately 19% of the Company's 2000 net sales. During 1999, sales to Alpha Therapeutic Corporation accounted for approximately 10% of net sales. During 2000, 1999 and 1998, no other single customer of the Company accounted for greater than 10% of net sales. In 2000, 1999 and 1998, the Company's domestic sales represented approximately 69%, 77% and 63%, respectively, of net sales.

  Therapeutic Products

     The majority of the Company's therapeutic products are sold through its own sales force and, in limited markets, through independent brokers, to major biological product manufacturers. While the Company sold its specialty antibodies to seven customers during 2000, four of these accounted for approximately 90% of total specialty therapeutic sales. The majority of the Company's specialty antibodies for therapeutic use are sold pursuant to annual or multi-year purchase agreements, with prices and volumes generally negotiated annually. During 2000 the Company entered into several contracts for long-term supply agreements with customers.

  Diagnostic Products

     The Company's monoclonal and polyclonal antibodies are sold to more than 100 manufacturers or suppliers of blood typing reagents and independent brokers. While a large amount of the Company's monoclonal antibody sales are made pursuant to supply agreements, the majority are regarded as spot sales. The Company has OEM arrangements with several customers, the largest of which is under a long-term contract. The polyclonal blood typing reagent market can be characterized as a spot market with limited advance sales and commitments to purchase typically made orally after the customer receives a sample. Due to the technical nature of the product, monoclonal antibodies used to manufacture blood typing reagents require a highly trained and technical sales staff. The Company's sales and technical support staff for this product is located in Scotland. The capabilities of the Company's facilities and staff allow for the marketing of monoclonal antibodies for blood typing in many forms, from unfinished product to finished, vialed and branded product.

     The Company sells its Pentex(R) line of blood proteins products worldwide to over 200 customers in more than 25 countries. These customers are generally major biotechnology or biopharmaceutical companies that manufacture recombinant, therapeutic biopharmaceutical products, media formulators or major diagnostics companies that manufacture blood typing and other diagnostic reagents. A small portion of the Company's sales of blood proteins is to the research market and the veterinary market. The Company's marketing strategy involves identifying candidate customers, maintaining intimate knowledge of next generation projects of these companies and creating working relationships with the research teams of such companies. The Company believes that by competing at the earliest development stages, it increases its potential for being a sole source provider. While sales of the EX-CYTE(R) product line have historically been made through annual purchase orders, the Company is experiencing an increased desire of its customers to enter into long-term supply agreements to ensure their access to the product. During 2000 the Company entered into a long-term supply contract with a major pharmaceutical company that under certain circumstances obligates the Company and the customer to supply and buy, respectively, certain amounts of EX-CYTE(R) products over the term of the contract.

     The Company's clinical diagnostic antibodies are sold to more than 100 customers in over a dozen countries. Clinical diagnostic antibodies are primarily sold to manufacturers of diagnostic test kits for incorporation as controls or for use in product development projects. The Company maintains a separate sales group dedicated to this product line due to the large number of customers requiring personalized treatment and the special product knowledge required. The Company sells a significant portion of its clinical diagnostic antibodies pursuant to a supply contract with a customer that expires in 2003.

ACQUISITIONS

     The Company intends primarily to pursue acquisitions of businesses that provide services and products that are complementary to its existing diagnostic and biotechnology businesses, such as the 1999 acquisition of Proteins. However, there can be no assurance that the Company will be able to complete suitable acquisitions in the future or successfully integrate any such acquisitions into its existing operations.

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

COMPETITION

  Therapeutic Products

     The Therapeutic Products segment is engaged in the business of providing specialty antibodies, which is a competitive and continually changing field. The Company competes for customers with other antibody suppliers on the basis of price, reliability and quality of product, breadth of product line and the ability to provide value-added services. While the Company believes that its proprietary anti-D vaccination protocol and extensive donor base of individuals with high concentrations of pre-existing anti-D antibodies provide it a competitive advantage and allow it to offer a premium product in terms of quality, in recent years the Company has experienced, and expects to continue to experience, increased competition for anti-D antibodies from other independent collection companies. The Company believes that future increases in the production of anti-D antibodies by other suppliers could have an adverse effect on the Company through decreased orders for its product or lower selling prices per unit.

     In certain markets, the Company competes for donors by means of financial incentives which the Company offers for the donation of the antibodies it collects, by providing donor services, by implementing programs designed to attract and retain donors through education as to the uses for collected antibodies, by encouraging groups to have their members become antibody donors and by maintaining the attractiveness of the Company's donor centers. The Company's anti-D antibodies are derived from donors with rare antibody characteristics, resulting in increased competition for such donors. If the Company is unable to maintain and expand its donor base, its business and future prospects may be adversely affected.

     Furthermore, several companies are attempting to develop and market products to treat diseases based upon technology that may lessen or eliminate the need for certain antibodies or other plasma-based products. Such products, if successfully developed and marketed, could adversely affect the demand for antibodies and other plasma-based products.

     The Company believes it takes up to 12 months to obtain the necessary regulatory approvals in order to begin shipping product from a specialty donor center that immunizes its donors. In addition to these regulatory requirements, once the center is operational, a stable donor base must be established and maintained as repeat donors are critical to success for both quality control and profitability. A significant volume of donated antibodies and sophisticated screening and immunization procedures also are necessary in order to provide the diversity and quality of antibody products demanded by the market.

  Diagnostic Products

     The primary competition for monoclonal antibodies used in blood typing reagents (both OEM and bulk material) comes from customers that are vertically integrated, and thus provide antibodies for their own use, and smaller, independent manufacturers that offer a more limited range of product than the Company. Some fully integrated manufacturers also offer OEM and bulk services. As the Company does not have a significant presence in the end market and is thus seen as not being in direct competition with its customers, the Company believes that it is generally favored over fully integrated manufactures who offer OEM and bulk antibody. Additionally, the Company believes that its broad range of proprietary antibodies and state of the art facilities provide it a competitive advantage with respect to these competitors.

     The Company faces competition in purified blood proteins, such as BSA, from a number of sources. There are several established competitors of various sizes both in the US and internationally. The geographic location with respect to the source of raw materials (bovine serum) used for purification, the production process itself, and the suitability of the various purified proteins for the intended application are all factors that can have an effect on competition. The Company believes it maintains a competitive advantage for these products due to the high quality of the products it sells, as well as the high value of the technical support that is provided to its customers. Due to the long established product range, the quality of the technical support and recent investments in current good manufacturing practices (cGMP) at its facilities, the Company believes it is well positioned in its markets. The Company does not believe that it currently faces significant competition for its EX-CYTE(R) product line.

     The Company faces competition for its clinical diagnostic antibodies primarily from other independent suppliers of antibodies that operate donor centers. In addition, the Company faces some competition from companies or brokers that independently source antibodies from donor centers.

     There can be no assurance that competition for customers, donors, end-products or otherwise will not adversely affect the Company.

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

     The Company is subject to extensive FDA regulation, primarily through the requirements of the Public Health Service Act and the Food, Drug and Cosmetic Act. All of the Company's donor centers and the Company's monoclonal manufacturing facilities hold FDA biologics licenses ("BLA") and the Company's donor centers have numerous supplements to the source plasma license, permitting the production and sale of specialty antibodies and the immunization of donors.

     During 1998, the FDA issued regulations to create a single license for biologic products, replacing the former establishment licenses and product licenses, with the goal of reducing unnecessary burdens for the industry without diminishing public health protection. Under these regulations, the FDA issues a single license to manufacturers of multiple biological products, such as specialty antibodies and product derived from immunized donors. Currently, the Company's 17 donor centers operate under a single license. The Company believes that as a result of these new regulations, other collectors might attempt to enter the specialty antibody market, as they will generally be allowed to immunize donors at historically non-specialty donor centers during the application process. However, the Company believes that its extensive experience in immunization will be a competitive advantage, as it expects the difficulty of the application and approval process to increase, particularly for centers operated independently.

     New facilities, products and operating procedures at the majority of the Company's locations must undergo FDA approval processes. Significant changes to existing facilities, products or operating procedures must also undergo FDA review prior to implementation. The Company's FDA-licensed donor centers and central testing laboratory in the United States and its monoclonal manufacturing facilities in the U.K. are required to adhere to FDA current Good Manufacturing Practices (cGMP) and are periodically inspected by the FDA. Furthermore, the Company's protein fractionation site is a FDA-registered facility. Donor centers must meet detailed standards for, among other things, the screening of donors, obtaining informed consents from donors, the collection of antibodies, training of personnel and the testing, handling and disposal of biologic products. If the FDA believes that a facility is not in compliance with all applicable laws and regulations, generally as a result of an on-site inspection, it typically issues a deficiency notice known as a Form FDA-483. A warning letter may be issued for serious deficiencies. If deficiencies are not adequately responded to or addressed in an appropriate and timely manner, further action may be taken by the FDA. These actions may include the detainment or seizure of products, issuance of a recall, enjoinment of future operations and the assessment of civil and criminal penalties against the Company, its officers or its employees. In addition, approvals or licenses could be temporarily suspended or revoked in certain circumstances. Failure to comply with regulatory requirements or a significant adverse regulatory action could have a material adverse effect on the Company.

     Due in part to the implementation of an approach by the FDA known as "Team Biologics", there has been an increasing level of regulatory scrutiny in the biologics industry resulting in more detailed and frequent inspections, and what the Company believes are a greater number of observations cited per inspection, deficiency notices and warning letters. In the past, the Company has received notifications and warning letters from the FDA of possible deficiencies in the Company's compliance with FDA requirements. To date, the Company believes that it has adequately addressed or corrected such deficiencies and that it is in material compliance with all relevant laws and regulations. However, since all of the Company's operations have not yet been fully subjected to the FDA's more intensive inspections, it is unable to determine what impact, if any, such inspections will have on the Company and its operations when they occur.

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

     One specific concern currently facing the industry is Creutzfeld-Jakob disease ("CJD") and new variant CJD ("nvCJD"), an often fatal disease occurring sporadically in the world which has been reportedly linked in some cases to bovine spongiform encephalopathy ("BSE"), also known as "mad cow disease". However, no evidence currently exists that CJD or nvCJD can be transmitted by blood or plasma products and the risk, if any, is believed to be small and at present only theoretical. While no acceptable testing or screening procedure currently exists to detect CJD or nvCJD, CJD has generally been found to have a higher incidence in the older population. In response to this concern and at the request of several of its customers, the Company has ceased collecting certain antibodies from donors over the age of 59 at certain of its donor centers. As a further precaution against the theoretical transmission of nvCJD, the FDA has issued guidance which the Company follows banning plasma and blood donations from individuals that had spent extended periods of time in the United Kingdom during the mad cow epidemic there from 1980 to 1996.

     The Company produces certain bovine-derived products at its protein fractionation facility in Kankakee, Illinois. All of these products are of the lowest determinable risk, and are derived according to FDA, World Health Organization (WHO) and European regulatory guidelines for the production of bovine source components for use in the development of critical therapeutic products. The Company takes additional measures to ensure that its bovine-derived products will be free from BSE, including the use of a single abattoir, which sources all cattle from the United States, which is currently regarded as free from BSE. The Company will continue to monitor developments regarding BSE and actively take steps to ensure its products are manufactured in full compliance with current regulatory guidelines. The Company is also engaged in developments that during the manufacturing process could reduce or inactivate the BSE disease-causing agent if it were present.

     Another standard voluntarily adopted by the industry relates to the acceptance of new donors. In an effort to further minimize the potential that infected plasma could enter the manufacturing process undetected, all first time donors' plasma is excluded from shipment and further manufacture in therapeutic products unless a second, negative set of test results is also obtained on a second donation within six months, essentially precluding one-time donations. Also, in order to further shorten the "window period" during which time a donor is potentially infectious but is not detected as such by current screening tests that measure antibody response to the viruses, certain of the Company's therapeutic customers have implemented a testing method, Nucleic Acid Amplification ("NAT"), sometimes known as Polymerase Chain Reaction ("PCR") technology. PCR/NAT testing is a method used to detect the presence of genetic material of problem viruses before antibodies against those viruses can be formed. While the test is not yet required or approved by the FDA, certain of the Company's customers perform testing for hepatitis C and, in most cases, hepatitis B and HIV, as a further measure of safety.

     Although the Company does not believe that these new standards will have a material impact on its operating results, there is no assurance that the long-term impact of these standards, or the imposition of other blood safety or other measures, will not have a material adverse effect on future operations.

     Certain of the products produced at the Company's protein fractionation facility in Kankakee, Illinois are considered "medical devices" under the Food, Drug and Cosmetic Act and, accordingly, are subject to its general control provisions that include requirements for registration, listing of devices, cGMP, labeling and prohibitions against misbranding and adulteration. These products, which represent an insignificant amount of the Company's sales, nonetheless subject the Company to FDA inspection and scrutiny. Furthermore, the

FDA has indicated in certain guidance documents and in public meetings that it intends to more closely regulate tissue culture media, such as the Company's EX-CYTE(R) products, that are used in the manufacture of injectable products. While there has been no indication as to how these products will be classified and therefore with which standards they will need to comply, the FDA has indicated that, at a minimum, manufacturers of tissue culture media should adhere to cGMP standards. The Company currently produces EX-CYTE(R) in a dedicated facility that was constructed to pharmaceutical cGMP standards. The imposition of additional regulatory requirements for its protein fractionation facility could adversely affect the Company.

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

INFORMATION TECHNOLOGY

     The Company is currently pursuing several information technology ("IT") initiatives that it believes will streamline many of the tasks currently being performed throughout its operations. The Company also believes that certain automation initiatives could help mitigate a significant amount of risk currently borne by the Company by operating in a highly regulated environment. Most significant of these initiatives involves the automation of the Company's donor center network. In October of 1999, the Company entered into a licensing arrangement with a vendor for the use of its donor center management system. This system has been configured and validated, and has been fully implemented at all of the Company's donor centers as of March 26, 2001.

     The Company is pursuing a number of other automation projects, including sales order processing, electronic purchasing and centralized automated invoicing. The Company anticipates that further IT expenditures may be necessary, such as a manufacturing resource planning system for its monoclonal antibody manufacturing and protein fractionation facilities.

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

EMPLOYEES

     As of March 14, 2001, the Company employed 542 persons, 434 of whom were located in the United States and 108 of whom were located in the United Kingdom. Of the Company's U.S.-based employees, 42 that are employed by Serologicals Proteins are members of a collective bargaining unit. The Company believes that its relationship with its employees is generally satisfactory.

PRODUCT LIABILITY AND INSURANCE

     The sourcing, processing, manufacturing and sale of the Company's products involve a risk of product and professional liability claims. The Company has obtained product liability insurance in an amount of $3.0 million per incident and $3.0 million in the aggregate per annum for each of the Company's facilities on an occurrence basis and professional liability insurance in the same amounts on a claims made basis. The Company also has a $10.0 million excess liability umbrella insurance policy. There can be no assurance that the coverage limits of the Company's insurance policies and/or any rights of indemnification and contribution that the Company may have will offset potential claims. A successful claim against the Company in excess of insurance coverage and not subject to indemnification could have a material adverse effect on the Company.

ITEM 2.  PROPERTIES

     The Company's 17 donor centers are located in 8 states and the District of Columbia, including Florida (2), Georgia (2), South Carolina (3), Utah (2), Alabama (3), North Carolina (2), Louisiana, and Pennsylvania. The donor centers range in size from approximately 1,000 to 10,000 square feet and are generally leased with five-year terms. The majority of these leases contain renewal options that permit the Company to renew the leases for a five-year period at the then fair rental value. The Company believes that in the normal course of its business, it will be able to renew its existing leases or relocate its operations subject to regulatory approval. See Item 1, "Business -- Operations."

     The Company's central testing laboratory and worldwide headquarters are located in two separate facilities in Atlanta, Georgia; its monoclonal research and development laboratories and the Company's FDA licensed monoclonal antibody manufacturing facilities are located in Edinburgh, Scotland (large scale monoclonal production) and Livingston, Scotland (vialing and labeling). All of these facilities are leased with terms expiring through 2021.

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

     During 2000, twelve complaints were filed against the Company and certain of its current and former executive officers and directors which allege violations of the Securities Exchange Act of 1934, including Sections 10(b) and 20(a) thereof and Rule 10b-5 promulgated thereunder. During the third quarter of 2000, the complaints were consolidated and a lead plaintiff was named. A consolidated complaint was filed on October 10, 2000 which also seeks the court's certification of the litigation as a class action on behalf of all purchasers of the Company's stock between April 27, 1999 and April 10, 2000. On November 30, 2000, the Company and the other defendants filed a motion to dismiss the consolidated complaint. On January 17, 2001, the plaintiff filed an opposition to the motion to dismiss. The Court has not yet ruled on the defendants' motion to dismiss the complaint. Although the Company considers all of the claims in the consolidated complaint to be without merit and intends to defend the lawsuits vigorously, management is unable to predict at this time the final outcome of these claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 2000.

ITEM 4A.  EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT

     The following table sets forth the names, ages and all positions and offices with the Company held by the Company's present executive officers:

NAME                                         AGE          POSITIONS AND OFFICES PRESENTLY HELD
- ----                                         ---          ------------------------------------
David A. Dodd..............................  51    President, Chief Executive Officer and Director
Sue Sutton-Jones...........................  48    Vice President, Worldwide Regulatory Affairs,
                                                     Quality Assurance and Compliance
Jeffrey D. Linton..........................  38    Vice President, Business Development, Legal and
                                                     Public Affairs
Peter J. Pizzo, III........................  34    Vice President, Finance, Chief Financial Officer,
                                                     Secretary and Treasurer
Toby L. Simon, M.D.........................  56    Vice President, Medical and Scientific Affairs
Keith J. Thompson..........................  43    Vice President, Diagnostic Operations

     David A. Dodd has served as President, Chief Executive Officer and a director of the Company since June 2000. From August 1995 to June 2000, Mr. Dodd served as President and Chief Executive Officer of Solvay Pharmaceuticals, Inc., and as a member of the Management Board for the Pharmaceutical Sector of Solvay S.A. In addition, Mr. Dodd served as Chairman of the Board of Unimed Pharmaceuticals, Inc., a subsidiary of Solvay, from July 1999 to June 2000. Prior to joining Solvay, Mr. Dodd served in a number of management and executive positions for major life science corporations, including American Home Products, Bristol-Myers Squibb, and Abbott Laboratories. Mr. Dodd currently also serves on the board of directors of one not-for-profit organization.

     Sue Sutton-Jones has served as Vice President, Worldwide Regulatory Affairs, Quality Assurance and Compliance of the Company since January 2001. From July 1998 until December 2000, Ms. Jones served as Vice President, Regulatory Compliance for Ortho-Clinical Diagnostics, a division of Johnson & Johnson. From September 1997 until July 1998, Ms. Sutton-Jones served as Executive Director, Quality and Compliance Services for Johnson & Johnson. From August 1996 until August 1997, Ms. Sutton-Jones served as Vice President, West Coast Operations for BRI Quality Regulatory Alliance, Inc., a provider of regulatory and clinical affairs and quality system consulting products and services to the healthcare industry. From 1994 to 1996, Ms. Sutton-Jones served as Vice President, Regulatory Affairs, Quality Assurance and Regulatory Compliance for Telectronics Pacing Systems.

     Jeffrey D. Linton has served as Vice President, Business Development, Legal and Public Affairs of the Company since October 2000. From June 1993 until October 2000, Mr. Linton served in various capacities with Solvay America, Inc. companies, most recently as Vice President of Law, Government, and Public Affairs for Solvay Pharmaceuticals, Inc., from April 1999 until October 2000. From December 1996 until April 1999, Mr. Linton served as Vice President, Human Resources of Solvay Automotive, Inc., and from June 1993 until December 1996, Mr. Linton served as Staff Attorney of Solvay America, Inc.

     Peter J. Pizzo, III has served as Vice President, Finance, Chief Financial Officer, Secretary and Treasurer since February 2000. From November 1999 until February of 2000, he served as the Company's Acting Chief Financial Officer and from October 1996 to November 1999 as its Director of Financial Reporting. From March 1995 until August 1996, Mr. Pizzo served as Vice President of Administration, Secretary, Treasurer and Controller of ValueMark Healthcare Systems, Inc., a private chain of psychiatric hospitals. From July 1992 until March of 1995, Mr. Pizzo served in various financial positions at Hallmark Healthcare Corporation, a publicly traded hospital management company, most recently as Treasurer.

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

     In addition, the following individual serves as a key employee of the
Company:

     M. Dwain Wilcox, 33, has served as Vice President, Information Systems since joining the Company in October 1998. Prior to joining the Company, Mr. Wilcox held several positions at Lanier Worldwide, a subsidiary of Harris Corporation, most recently as Director, Systems Integration from June 1996 until October 1998 and Program Manager, System Integration from November 1993 until June 1996.

                                    PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

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

     On March 23, 2001, the closing price of the common stock was $11.56 per share. As of March 23, 2001, there were 108 holders of record and approximately 6,600 beneficial holders of the Company's common stock.

     The Company has not paid any cash dividends on its common stock to date. The payment of cash dividends, if any, in the future is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements and financial condition. It is the present intention of the Board of Directors to retain all earnings, if any, for use in the Company's business operations and, accordingly, the Board of Directors does not expect to declare or pay any cash dividends in the foreseeable future. In addition, under the Company's Third Amended and Restated Credit Agreement dated as of October 28, 1999, with Bank of America, N.A., et al. there are limitations on the Company's ability to pay cash dividends.

     The following table sets forth the high and low sale prices for the Company's common stock for the periods indicated as reported by Nasdaq.

                                                               HIGH     LOW
                                                              ------   ------
YEAR ENDED DECEMBER 31, 2000
  QUARTER ENDED
  March 26..................................................  $12.50   $ 5.69
  June 25...................................................    7.44     3.50
  September 24..............................................    8.50     3.75
  December 31...............................................   16.88     5.75
YEAR ENDED DECEMBER 26, 1999
  QUARTER ENDED
  March 28..................................................  $30.75   $11.38
  June 27...................................................   15.75     5.00
  September 26..............................................   10.00     3.22
  December 26...............................................    8.75     3.25

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data have been derived from the Consolidated Financial Statements of the Company. These data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and notes thereto included elsewhere in this Form 10-K. The statements of operations data and balance sheet data as of and for the years ended December 31, 2000, December 26, 1999, December 27, 1998, December 28, 1997 and December 29, 1996 have been derived from the audited Consolidated Financial Statements of the Company.

                                                 2000       1999       1998       1997      1996
                                               --------   --------   --------   --------   -------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales....................................  $147,760   $129,744   $123,072   $ 97,534   $65,571
Costs and Expenses
  Cost of sales..............................   101,113     94,157     81,242     62,065    38,752
  Selling, general and administrative
     expenses................................    22,487     18,041     14,948     14,222    11,636
  Other expense, net.........................     2,376      4,513      2,696      2,713     1,847
  Interest expense (income), net.............     1,233        543       (846)      (532)      220
  Special (credits) charges, net.............      (414)    33,969         --         --        --
                                               --------   --------   --------   --------   -------
Income (loss) before income taxes and
  extraordinary loss.........................    20,965    (21,479)    25,032     19,066    13,116
Provision (benefit) for income taxes.........     8,048     (6,017)     8,687      7,064     4,866
                                               --------   --------   --------   --------   -------
Income (loss) before extraordinary loss......    12,917    (15,462)    16,345     12,002     8,250
Extraordinary loss on early retirement of
  debt, net of income taxes..................        --         --         --         --       (14)
                                               --------   --------   --------   --------   -------
NET INCOME (LOSS)............................  $ 12,917   $(15,462)  $ 16,345   $ 12,002   $ 8,236
                                               ========   ========   ========   ========   =======
NET INCOME (LOSS) PER COMMON SHARE -- BASIC:
  Income (loss) before extraordinary loss....  $   0.57   $  (0.65)  $   0.68   $   0.54   $  0.41
  Extraordinary loss.........................        --         --         --         --        --
                                               --------   --------   --------   --------   -------
  Net income (loss)..........................  $   0.57   $  (0.65)  $   0.68   $   0.54   $  0.41
                                               ========   ========   ========   ========   =======
NET INCOME (LOSS) PER COMMON SHARE --DILUTED:
  Income (loss) before extraordinary loss....  $   0.56   $  (0.65)  $   0.63   $   0.51   $  0.38
  Extraordinary loss.........................        --         --         --         --        --
                                               --------   --------   --------   --------   -------
  Net income (loss)..........................  $   0.56   $  (0.65)  $   0.63   $   0.51   $  0.38
                                               ========   ========   ========   ========   =======
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING:
  Basic......................................    22,815     23,617     24,001     22,249    20,210
                                               ========   ========   ========   ========   =======
  Diluted....................................    23,283     23,617     25,942     23,789    21,482
                                               ========   ========   ========   ========   =======
BALANCE SHEET DATA:
Working capital..............................  $ 56,790   $ 50,172   $ 56,164   $ 37,425   $20,705
Total assets.................................   131,495    156,898    147,331    123,492    80,837
Long-term debt, less current maturities......        --     30,000        878      4,446       147
Stockholders' equity.........................   118,707    103,224    129,009    103,285    67,804

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  General

     The Company is a worldwide provider of biological products to life science companies. The Company's products are used in the further development of diagnostic, vaccine and therapeutic products. The Company provides value-added antibody-based products that are used as the active ingredients in therapeutic products for the treatment and management of diseases such as Rh incompatibility in newborns, rabies and hepatitis and in diagnostic products such as blood typing reagents and diagnostic test kits. As of March 23, 2001, the Company conducted its operations through a national network of 17 donor centers that specialize in the collection of specialty human antibodies. The Company also operates a protein fractionation facility in Kankakee, Illinois ("Serologicals Proteins" or "Proteins") that provides a variety of proteins used in diagnostic reagents and tissue culture media components for use as additives in biotech products. A number of these products, such as bovine serum albumin (BSA), are primarily supplied to healthcare companies for use in diagnostic reagents. Proteins also provides a line of highly purified animal proteins known as tissue culture media components that are used primarily by biopharmaceutical and biotechnology companies as nutrient additives in cell culture media. One example of these media components is Bovine EX-CYTE(R) Growth Enhancement Media Supplement, which is produced through a patented manufacturing process. The Company purchased this facility in December 1998, and the results of operations are included in the discussion below for the Company's fiscal years ended December 31, 2000 and December 26, 1999. The Company also operates two monoclonal antibody manufacturing facilities in Scotland ("Serologicals, Ltd") which are engaged in the development, manufacturing and sale of monoclonal antibodies and related products such as red cells.

     For management purposes, the operations of the Company's subsidiaries are organized into two primary operating segments, Therapeutic Products and Diagnostic Products. These segments are based primarily on the differing nature of the ultimate end use of the Company's products, the differing production, manufacturing and other value-added processes performed by the Company with respect to the products and, to a lesser extent, the differing customer bases to which each reportable segment sells its products.

     The activities of the Therapeutic Products segment primarily include the collection and sale of specialty human antibodies that are used as the active ingredients in therapeutic products for the treatment and management of various diseases. Prior to August 2000, the Company also operated 47 donor centers specializing in the collection of non-specialty antibodies. In August 2000 the Company divested substantially all of the long-term assets of its non-specialty antibody business, the results of which are included in the Therapeutic Products segment. The activities of the Diagnostic Products segment include the Company's monoclonal antibody production facilities and certain human-sourced, polyclonal antibodies. While an increasing number of Proteins' products are being used in therapeutic end products, the management of this business is performed within the Company's diagnostic business unit and, accordingly, is included in the Diagnostic Products reportable business segment. The antibodies and other proteins provided by the Diagnostic Products segment are used in diagnostic products such as blood typing reagents and diagnostic test kits and as nutrient additives in biotech products.

  Divestiture of Non-Specialty Antibody Business

     On August 21, 2000, the Company completed the divestiture of substantially all of the long-term assets of its Seramed, Inc. ("Seramed") subsidiary for net cash consideration totaling approximately $20.1 million, of which approximately $1.3 million related to the sale of certain working capital assets and other settlements resulting from the divestiture. The Company retained working capital of approximately $12.6 million. The sale represented substantially all of the long-term assets associated with the Company's 47 non-specialty donor centers. In connection with the divestiture, the Company recorded a gain on the divestiture of Seramed totaling approximately $219,000, which is included in the line item entitled "Special (credits) charges, net" in the Consolidated Statements of Income (Loss). The net loss for 2000 (including charges for termination benefits, lease termination costs, professional fees and an impairment loss) associated with the divestiture of Seramed totaled approximately $1.4 million.

  Litigation

     During 2000, twelve complaints were filed against the Company and certain of its current and former executive officers and directors which allege violations of the Securities Exchange Act of 1934, including Sections 10(b) and 20(a) thereof and Rule 10b-5 promulgated thereunder. During the third quarter of 2000, the complaints were consolidated and a lead plaintiff was named. A consolidated complaint was filed on October 10, 2000 which also seeks the court's certification of the litigation as a class action on behalf of all purchasers of the Company's stock between April 27, 1999 and April 10, 2000. On November 30, 2000, the Company and the other defendants filed a motion to dismiss the consolidated complaint. On January 17, 2001, the plaintiff filed an opposition to the motion to dismiss. The Court has not yet ruled on the defendants' motion to dismiss the complaint. Although we consider all of the claims in the consolidated complaint to be without merit and intend to defend the lawsuits vigorously, management is unable to predict at this time the final outcome of these claims.

  Insurance Settlement

     During 1999, the Company was notified by one of its customers that certain of the Company's shipments of anti-D antibodies in the prior year had included several units of plasma that did not meet this customer's exact product specifications. The customer indicated to the Company that the units had been partially manufactured with other units of plasma and thus had affected a substantial number of other units. In 1999, the Company agreed to reimburse this customer for its cost of the product and recorded a liability and related expense in the amount of approximately $2.0 million. The liability with the customer was settled during the first quarter of fiscal year 2000. The Company filed a claim for reimbursement from its product and professional liability insurance carrier, and was notified in the fourth quarter of 2000 that the claim had been approved for settlement. The Company recorded a receivable and the related benefit totaling $1.95 million, which is included in the line item entitled "Special (credits) charges, net" in the Consolidated Statements of Income (Loss). As of December 31, 2000, the Company had received payment of approximately $600,000 and reported the balance totaling approximately $1.4 million in the line item "Other current assets" in the Consolidated Balance Sheets. The Company received the balance of the settlement in the first quarter of 2001.

  Industry Trends

     Increasing regulatory scrutiny continues to be a significant factor shaping the biologics industry, resulting in more detailed and frequent FDA inspections of the Company's and its customers' operations, a potentially greater number of observations, deficiency notices and warning letters per inspection, and more product recalls and temporary or permanent closures of facilities. One factor contributing to this trend is the FDA's implementation of an approach to inspections of donor centers and laboratory testing and manufacturing facilities, including the Company's customers', entitled "Team Biologics". Under this approach, substantially all such inspections are performed by highly trained field investigators who focus extensively on the FDA's current good manufacturing practices (cGMP) and quality systems. This approach was first applied to plasma fractionators and subsequently to other biologic product areas, including certain of the Company's operations. Several large fractionators, including certain of the Company's customers, have been affected in varying degrees, from complete shutdowns of manufacturing facilities to operating under a consent decree to bring their facilities into compliance. Furthermore, the Company believes certain manufacturers have experienced a longer than anticipated FDA approval process of new, relocated or expanded manufacturing and laboratory testing facilities.

     In the past, the Company has received notifications and warning letters from the FDA related to possible deficiencies in the Company's compliance with cGMP and other FDA requirements. To date, the Company believes that it has adequately addressed or corrected such deficiencies and that it is in substantial compliance with all relevant laws and regulations. However, since all of the Company's operations have not yet been fully subjected to the FDA's more intensive inspections, it is unable to determine what impact, if any, such inspections will have on the Company and its operations when they occur.

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

     One specific concern currently facing the industry is Creutzfeld-Jakob disease ("CJD") and new variant CJD ("nvCJD"), an often fatal disease occurring sporadically in the world which has been reportedly linked in some cases to bovine spongiform encephalopathy ("BSE"), also known as "mad cow disease". However, no evidence currently exists that CJD can be transmitted by blood or plasma products and the risk, if any, is believed to be small and at present only theoretical. While no acceptable testing or screening procedure currently exists to detect CJD, it has generally been found to have a higher incidence in the older population. In response to this concern and at the request of several of its customers, the Company has ceased collecting certain antibodies from donors over the age of 59 at certain of its donor centers. As a further precaution against the theoretical transmission of nvCJD, the FDA has issued guidance banning plasma and blood donations from individuals that had spent extended periods of time in the United Kingdom during the mad cow epidemic there from 1980 to 1996.

     The Company produces certain bovine derived products at its protein fractionation facility in Kankakee, Illinois. All of the Company's products are of the lowest determinable risk, and are derived according to FDA,World Health Organization (WHO) and European regulatory guidelines for the production of bovine source components for use in the development of critical therapeutic products. The Company takes additional measures to ensure that its bovine-derived products will be free from BSE, including the use of a single abattoir, which performs tests for evidence of BSE both before and after processing. The Company will continue to monitor developments regarding BSE and actively take steps to ensure its products are manufactured in full compliance with all of the regulatory guidelines.

RESULTS OF OPERATIONS

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto. The following table sets forth certain consolidated operating data of the Company as a percentage of net sales for the fiscal years indicated below.

                                                              2000     1999     1998
                                                              -----    -----    -----
Net sales...................................................  100.0%   100.0%   100.0%
Gross profit................................................   31.6%    27.4%    34.0%
Selling, general and administrative expenses................   15.2%    13.9%    12.1%
Income before special (credits) charges, net and income
  taxes.....................................................   13.9%     9.6%    20.3%

YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 26, 1999

NET SALES

CONSOLIDATED

     Consolidated net sales increased 14%, or approximately $18.0 million, from $129.7 million in 1999 to $147.8 million in 2000. The increase was driven by increased sales of both therapeutic products and diagnostic products over the prior year. One factor contributing to the year over year increase was that in 1999 the Company was impacted by the cancellation of anti-D orders by two customers. Excluding the results of Seramed, net sales increased approximately $24.6 million, or 36%, from $68.1 million in 1999 to $92.8 million in 2000.

THERAPEUTIC PRODUCTS

     Net sales of Therapeutic Products increased approximately $11.3 million, or 12%, from $91.1 million in 1999 to $102.4 million in 2000. The increase was primarily the result of an increase in sales of anti-D antibodies and other specialty antibodies over the prior year, offset by decreased sales of non-specialty antibodies resulting from the divestiture of that business in 2000. The 1999 sales were negatively impacted by order cancellations for anti-D by two customers. During 2000, some of the lost business was recaptured, and additionally the Company benefited from a large unexpected spot order for anti-D during the fourth quarter. Total net sales of specialty antibodies increased $16.7 million, or 54% over the prior year, driven primarily by significant increases in anti-D and anti-hepatitis antibodies. Net sales of anti-hepatitis antibodies increased over 200% over the prior year levels, primarily due to additional market demand for the product, combined with some carryover shipments from 1999 that were delayed due to issues at the Company's central testing laboratory that were resolved in the fourth quarter of 1999. Additionally, sales of anti-rabies antibodies increased 69% over the 1999 levels. Non-specialty antibody sales decreased approximately $5.4 million, or 9%, as a result of the sale of Seramed in the third quarter of 2000. Excluding Seramed, net sales of Therapeutic Products increased approximately $17.9 million, or 61% from $29.5 million in 1999 to $47.4 million in 2000.

DIAGNOSTIC PRODUCTS

     Net sales of Diagnostic Products increased approximately $7.5 million, or 20%, from $37.8 million in 1999 to $45.3 million in 2000. Sales of blood protein products increased approximately $3.4 million, or 16%, from $21.0 million in 1999 to $24.4 million in 2000. The majority of the increase in blood proteins was related to sales of EX-CYTE(R). Advances in the commercialization of the Company's customers' end products by moving to later stage clinical trials drove the majority of the increased demand for EX-CYTE(R). Total net sales of monoclonal antibodies and related products increased $2.9 million, from $11.9 million in 1999 to $14.8 million in 2000. Sales of monoclonal antibodies benefited from increased demand for certain products manufactured for a customer under an outsourcing arrangement under which the Company began shipping in early 2000. The remaining net sales, primarily human-sourced antibodies used in blood typing reagents and diagnostic test kits, increased approximately $1.2 million, from $4.9 million in the prior year to $6.1 million in 2000.

GROSS PROFIT

CONSOLIDATED

     Consolidated gross profit increased 31%, or approximately $11.0 million, from $35.6 million in 1999 to $46.6 million in the current year. This increase was primarily the result of increased sales, primarily of relatively higher margin specialty antibodies in 2000 compared with 1999, as well as the increased sales of the relatively higher margin EX-CYTE(R) products. Gross profit as a percentage of net sales ("gross margin") increased from 27.4% in 1999 to 31.6% in the current year, largely as a result of the sales mix reflecting the increased sales of EX-CYTE(R) and the higher margin specialty antibodies, combined with the decline in sales of the relatively low margin non-specialty antibodies resulting from the disposition of the Seramed business. Excluding Seramed, gross profit increased $12.8 million, or 38% from $33.3 million in 1999 to $46.1 million in 2000, and gross margin increased from 48.8% to 49.7%.

THERAPEUTIC PRODUCTS

     Gross profit from Therapeutic Products increased approximately $5.2 million, or 32%, from $16.0 million in 1999 to $21.2 million in the current year. This increase was primarily due to higher sales of relatively higher margin anti-D antibodies, and other specialty antibodies including anti-hepatitis. Additionally, gross profit on non-specialty antibodies sold by Seramed decreased as a result of the sale of this business. Gross margin increased from 17.6% in 1999 to 20.7% in 2000, primarily as a result of the substantial increase in sales of specialty antibodies discussed above. Excluding Seramed, gross profit on Therapeutic Products increased approximately $7 million, from $13.7 million in 1999 to $20.7 million in 2000, and gross margins decreased from 46.4% in 1999 to 43.5% in 2000.

DIAGNOSTIC PRODUCTS

     Gross profit from Diagnostic Products increased approximately $5.4 million, or 27%, from $20.1 million in 1999 to $25.5 million in 2000. The majority of this increase was attributable to increased sales, primarily of the higher margin EX-CYTE(R) product. Gross margin for the Diagnostic Products segment increased from 53.3% to 56.1%, primarily due to product mix as EX-CYTE(R) represented a significantly higher percentage of total Diagnostic Products sales compared with the prior year. The Company also benefited from production efficiencies at certain of its manufacturing operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Consolidated selling, general and administrative expenses increased 25%, or $4.5 million, from $18.0 million in 1999 to $22.5 million in the current year. The increase was primarily attributable to higher corporate expenses, which included recruiting and other expenses associated with the hiring of certain executives, increased professional and legal fees, increased expenses associated with various incentive compensation programs and increased expenses associated with the Company's quality and regulatory initiatives.

OTHER EXPENSE, NET

     Consolidated other expense, net, which primarily consists of amortization of goodwill and other intangible assets and gains and losses from foreign currency translations, decreased approximately $2.1 million, or 47%, from $4.5 million in 1999 to $2.4 million in the current year. The decrease was almost entirely due to a decrease in goodwill amortization resulting from the write-off of $24.9 million of goodwill related to Seramed during the fourth quarter of 1999, and to the subsequent divestiture of this business in August 2000.

INTEREST EXPENSE (INCOME), NET

     Consolidated interest expense increased approximately $690,000, from $543,000 in 1999 to $1.2 million in 2000. The increase was primarily attributable to higher average borrowings under the Company's line of credit, which was used primarily in the repurchase of approximately $20.0 million of the Company's common stock and to fund working capital during 1999 when the Company experienced shipping delays for a significant number of its products.

     The Company repaid all of the outstanding borrowings on the line of credit during the third quarter of 2000 using proceeds from the sale of Seramed. Additionally, the Company repaid its outstanding convertible debt during the third quarter of 2000.

SPECIAL (CREDITS) CHARGES, NET

     Special (credits) charges, net for 2000 consist of costs incurred related to the divestiture of Seramed, and the $1.95 million benefit from an insurance settlement of a product liability claim previously described. During the second quarter of 2000, the Company recorded an asset impairment charge totaling $276,000, along with approximately $1.3 million of charges associated with termination benefits, lease termination costs, and other costs associated with the divestiture of the non-specialty antibody business. The Company realized a gain on the disposal of Seramed totaling approximately $219,000.

     Special charges for 1999 consisted of the following items: i) a $2.0 million product liability claim previously described; ii) a $1.2 million write-down of the Company's clinical trial site to fair market value less costs to sell; iii) a write-off of $4.2 million of capitalized software costs as a result of terminating a project; iv) a $1.6 million charge related to severance and other benefits for the Company's former Chief Executive Officer and certain other individuals; and v) a $24.9 million impairment charge related to Seramed to write the assets down to their estimated fair market value.

PROVISION (BENEFIT) FOR INCOME TAXES

     The provision (benefit) for income taxes as a percentage of income (loss) before income taxes increased from a benefit of 28% in 1999 to a provision of 38.4% in 2000. This increase was primarily due to the non-deductible portion of goodwill written off during 1999.

YEARS ENDED DECEMBER 26, 1999 AND DECEMBER 27, 1998

NET SALES

CONSOLIDATED

     Consolidated net sales increased 5%, or approximately $6.7 million, from $123.1 million in 1998 to $129.7 million in 1999. Of the increase, approximately $21.1 million was attributable to the acquisition of Proteins, which was offset by a net decrease in sales from its other operations.

THERAPEUTIC PRODUCTS

     Net sales of Therapeutic Products decreased approximately $11.0 million, or 11%, from $102.1 million in 1998 to $91.1 million in 1999. The decrease was primarily the result of a decrease in sales of anti-D antibodies of approximately $15.2 million, due in large part to the cancellation of sales from two customers, offset by an increase in sales of non-specialty antibodies. The increase in sales of non-specialty antibodies was due in large part to an increase in the percentage of the product sold on a "gross" pricing basis, for which the increased selling price is reflective of the Company's provision of laboratory testing services and certain donor supplies that were previously borne by the customer on a net basis. Total net sales of specialty antibodies decreased approximately $14.9 million, or 33%, from $45.7 million in 1998 to $30.8 million in 1999, while sales of non-specialty antibodies increased $3.8 million, or 7%, from $56.4 million in 1998 to $60.2 million in 1999.

DIAGNOSTIC PRODUCTS

     Net sales of Diagnostic Products increased approximately $17.7 million, or 88%, from $20.1 million in 1998 to $37.8 million in 1999. Substantially all of the increase was attributable to the acquisition of Proteins. Total net sales of monoclonal antibodies and related products decreased $823,000, or 8%, from $12.7 million in 1998 to $11.9 million in 1999. The remaining net sales, primarily human-sourced antibodies used in blood typing reagents and diagnostic test kits, decreased approximately $2.6 million, or 21%, from $7.4 million in 1998 to $4.8 million in 1999.

GROSS PROFIT

CONSOLIDATED

     Consolidated gross profit decreased 15%, or approximately $6.2 million, from $41.8 million in 1998 to $35.6 million in 1999. This decrease resulted primarily from decreased gross profit resulting from decreased sales from existing operations, offset by approximately $11.2 million resulting from the acquisition of Proteins. Gross margin decreased from 34.0% in 1998 to 27.4% in 1999, largely as a result of lower production at many of the Company's primarily non-specialty donor centers and production decreases of anti-D antibodies due to reduced orders, resulting in decreased fixed cost absorption and a lower gross profit per unit. Furthermore, the Company experienced increased costs of regulatory compliance.

THERAPEUTIC PRODUCTS

     Gross profit from Therapeutic Products decreased approximately $13.6 million, or 46%, from $29.6 million in 1998 to $16.0 million in 1999. This decrease was primarily due to lower sales of relatively higher margin anti-D antibodies and lower gross profit per unit due to planned production decreases in light of reduced orders. Additionally, gross profit on non-specialty antibodies decreased, primarily as a result of the level of non-specialty antibody production. Gross margin decreased from 29.0% in 1998 to 17.6% in 1999, primarily as a result of the increase in sales of non-specialty antibodies as a percent of total Therapeutic Products sales, from 55% in 1998 to 66% in 1999. Finally, gross margin was also impacted by the increase in the percentage of non-specialty antibodies sold on a gross basis, as there was relatively insignificant gross profit attributed to the additional revenue.

DIAGNOSTIC PRODUCTS

     Gross profit from Diagnostic Products increased approximately $7.9 million, or 64%, from $12.3 million in 1998 to $20.1 million in 1999. The majority of this increase was attributable to the acquisition of Pentex at the beginning of fiscal year 1999, offset by lower gross profit from existing operations. The decrease in gross profit from existing operations was primarily a result of lower sales of monoclonal antibodies, and to a lesser degree, lower gross profit per unit of sales of certain diagnostic products. Gross margin for the Diagnostic Products segment decreased from 61.1% to 53.3%, primarily due to lower sales of relatively higher margin monoclonal antibodies.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Consolidated selling, general and administrative expenses increased 21%, or $3.1 million, from $14.9 million in 1998 to $18.0 million in 1999. Of the increase, approximately $2.3 million was attributable to ongoing selling, general and administrative expenses incurred as a result of the Proteins acquisition, while the remainder was due to increases in general corporate overhead, offset by decreased product development expenses.

OTHER EXPENSE, NET

     Consolidated other expense, net, which primarily consists of amortization of goodwill and other intangible assets and gains and losses from foreign currency translations, increased approximately $1.8 million, or 67%, from $2.7 million in 1998 to $4.5 million in 1999. Of the increase, approximately $784,000 was the result of additional amortization expense associated with a decrease in the useful lives used in amortizing intangible assets of the Company's non-specialty antibody business and approximately $772,000 was attributable to amortization expense related to the Proteins acquisition completed at the beginning of 1999.

INTEREST EXPENSE (INCOME), NET

     Consolidated interest expense (income), net increased approximately $1.4 million, from net interest income of $846,000 in 1998 to net interest expense of $543,000 in 1999. The increase was primarily attributable to the borrowings under the Company's line of credit, used primarily in the repurchase of approximately $17.0 million of the Company's common stock and to fund working capital during the third and fourth quarters of 1999 when the Company experienced shipping delays for a significant number of its products.

PROVISION (BENEFIT) FOR INCOME TAXES

     The provision (benefit) for income taxes as a percentage of income (loss) before income taxes decreased from 34.7% in 1998 to 28.0% in 1999. This change was primarily due to the non-deductible portion of goodwill written off during 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The following table sets forth certain indicators of consolidated financial condition and liquidity of the Company as of the following fiscal year ends (in thousands):

                                                       2000        1999        1998
                                                     --------    --------    --------
Cash and cash equivalents..........................  $ 22,492    $  3,294    $ 34,940
Working capital....................................    56,790      50,172      56,164
Total debt and capital lease obligations...........        13      32,567       5,284
Stockholders' equity...............................   118,707     103,224     129,009
Total debt to equity ratio.........................        --        31.5%        4.1%

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

     Net cash provided by operating activities in 2000 was $44.2 million as compared to net cash used of $4.8 million in 1999, an increase of $49.0 million. This increase was primarily attributable to a decreased investment in working capital of approximately $42.5 million versus the prior year and increased net income of $28.4 million, offset by a decrease of $35.3 million of non-cash special charges, and a non-cash deferred income tax provision of $6.5 million versus a benefit of $8.0 million in 1999. The decreased investment in working capital was primarily due to a $27.1 million larger decrease in inventory versus the prior year, and a $23.0 million larger decrease in accounts receivable versus the prior year, offset by a decrease of approximately $5.2 million in accounts payable and other accrued liabilities. The significant decreases in inventory and accounts receivable were largely due to the sale of Seramed during the year and the eventual liquidation of the working capital, combined with the fact that the Company had substantial sales at the end of 1999 that resulted in a relatively higher accounts receivable balance at the end of 1999.

     Net cash provided by investing activities in 2000 was $7.1 million as compared with net cash used of $41.2 million in the previous year. Investing activities in 2000 included net proceeds of $20.1 million from the sale of Seramed, offset by a $3.5 million cash outflow representing partial payment of a net asset settlement related to the Company's 1999 acquisition of Serologicals Proteins, and capital expenditures totaling approximately $9.6 million. Investing activities in 1999 consisted primarily of $28.7 million used for the acquisition of Serologicals Proteins and capital expenditures of $16.3 million.

     Capital expenditures in 2000 consisted primarily of the following major projects: i) expansion of the bovine serum albumin manufacturing capacity in Kankakee, Illinois; ii) the acquisition of a facility in Scotland that will be used to expand the Company's monoclonal manufacturing operations, and iii) costs associated with automating the Company's donor center network. The 1999 expenditures included expansion of the Company's protein fractionation facility located in Kankakee, Illinois, development costs relating to a donor center automation system and routine donor center expenditures including relocations and renovations.

     During 2001, the Company anticipates making capital expenditures of approximately $10 million to $12 million, primarily comprised of (i) completion of the buildout of the new monoclonal facility in Scotland which was purchased in 2000; (ii) a proposed expansion of the administrative office facilities at Serologicals Proteins; (iii) renovations or relocations of existing donor centers and relocation of the Company's corporate headquarters to Norcross, Georgia; and iv) various information systems initiatives.

     Net cash used in financing activities in 2000 was approximately $32.1 million compared with net cash provided of approximately $14.4 million in the prior year. Financing activities in 2000 primarily consisted of repayments of borrowings under the Company's Revolver as well as the repayment of $2.5 million of convertible debt, the repurchase of approximately 657,000 shares of common stock for approximately $3.0 million, and proceeds from the exercise of stock options. Financing activities in 1999 primarily consisted of borrowings under the Revolver and proceeds from the exercise of stock options, offset by repurchases of common stock.

     As of December 31, 2000, the Company had no outstanding debt, and had capital lease obligations totaling $13,000, compared with total debt and capital lease obligations outstanding at December 26, 1999 of $32.6 million. As previously discussed, the Company used the proceeds from the sale of Seramed to repay the debt outstanding under the line of credit. Additionally, $2.5 million of convertible debt was repaid upon maturity in September 2000.

MARKET RISK

     The Company is exposed to market risk from changes in foreign currency exchange rates and, to a lesser extent, interest rates, which could affect its future results of operations and financial condition. The Company manages its exposure to these risks through its regular operating and financing activities.

  Foreign Currency Exchange Rates

     The Company's foreign-based operations are conducted primarily through its Serologicals, Ltd. subsidiary located in the United Kingdom. In 2000, 1999 and 1998, foreign-based operations accounted for approximately 10%, 9% and 10% of net sales and approximately 16%, 29% and 21% of income from operations (sales minus cost of sales and selling, general and administrative expenses), respectively.

     The functional currency of Serologicals, Ltd. is the British pound sterling. Fluctuations in foreign exchange rates can impact operating results, including net revenues and expenses, when translations of the subsidiary financial statements are made in accordance with SFAS No. 52, "Foreign Currency Translation." Furthermore, the Company transacts business in various foreign currencies, subjecting it to exposure from movements in the exchange rates of those countries. However, a large portion of the Company's sales to foreign countries is denominated in U.S. currency, thus mitigating a significant portion of this risk. It has not been the Company's practice to hedge its assets and liabilities in the U.K. or its intercompany transactions and, accordingly, has not used derivatives or other off-balance sheet items to manage any significant foreign currency exchange risk. In 2000, 1999 and 1998, the Company recorded foreign currency transaction gains (losses) of approximately $(63,000), $(240,000) and $76,000, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires derivative instruments to be recorded on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in values of derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In June 1999, the FASB issued SFAS No. 137, which defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138 which modifies certain sections of SFAS No. 133. The Company has completed its evaluation of the impact of SFAS No. 133, and as of December 31, 2000, the Company does not have any derivative instruments required to be accounted for under SFAS No. 133. Therefore, the Company does not believe the adoption of SFAS No. 133 on January 1, 2001 will have a material effect on the financial position or results of operations of the Company.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements ("SAB 101")." This bulletin summarized certain of the SEC's views regarding the application of generally accepted accounting principles to revenue recognition in financial statements. SAB 101 did not have a material impact on the Company's financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Quantitative and qualitative disclosures about market risk are discussed under the caption "Market Risk" in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by Items 10, 11, 12 and 13 will be contained in the Company's definitive proxy statement which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 2000 and such information is incorporated herein by reference. Certain information concerning the executive officers and certain key employees of the Company is set forth in Part I under the caption "Executive Officers and Key Employees of the Registrant."

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) Financial Statements

     The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

(a) (2) Financial Statement Schedules

     Valuation and Qualifying Accounts

     All other schedules have been omitted because the information is not required or is not so material as to require submission of the schedule, or because the information is included in the financial statements or the notes thereto.

(b) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2000.

(c) Exhibits

 2.1 Asset Purchase and Sale Agreement dated May 31, 2000, by and between Serologicals Corporation and Aventis Bio-Services,
         Inc. (Exhibit 2.1 to the Company's Quarterly Report on Form
         10-Q for the period ended June 25, 2000 is hereby incorporated by reference).
 3.1     Amended and Restated Certificate of Incorporation (Exhibit
         3.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 29, 1997 is hereby incorporated by reference).
 3.2     Amended and Restated By-laws (Exhibit 3.4 to the Company's
         Registration Statement on Form S-1 (File No. 33-91176), effective June 14, 1995, is hereby incorporated by reference).

 4.1     Specimen Common Stock Certificate (Exhibit 4.1 to the
         Company's Registration Statement on Form S-1 (File No.
         33-91176), effective June 14, 1995, is hereby incorporated by reference).
 4.2.1 Specimen Form of Rights Certificate (incorporated herein by reference to Exhibit 2.1 of the Registration Statement on Form 8-A filed August 10, 1999).
 4.2.2 Form of Rights Agreement, dated as of August 2, 1999, between the Company and State Street Bank & Trust Company,
         N.A. (incorporated herein by reference to Exhibit 2.2 of the Registration Statement on Form 8-A filed August 10, 1999).
 4.2.3 Form of Certificate of Designation, Preferences and Rights of Series B Preferred Stock (incorporated herein by reference to Exhibit 2.3 of the Registration Statement on Form 8-A filed August 10, 1999).
 4.2.4 Summary of Rights Plan (incorporated herein by reference to Exhibit 2.4 of the Registration Statement on Form 8-A filed
         August 10, 1999).
10.1     Third Amended and Restated Credit Agreement, dated as of
         September 28, 1999, between the Company and Bank of America, d/b/a NationsBank NA, Wachovia Bank, LaSalle National Bank and National Bank of Canada, Atlanta (Exhibit 10.1 to the
         Company's Quarterly Report on Form 10-Q for the period ended
         September 26, 1999 is hereby incorporated by reference).
10.2     Warrant of the Company dated March 9, 1993 issued to State
         Street Bank & Trust Company (Exhibit 10.10 to the
         Registrant's Registration Statement on Form S-1 (File No.
         33-91176), effective June 14, 1995, is hereby incorporated by reference).
10.2.1   Amendment to Warrant of the Company issued to State Street
         Bank & Trust Company (Exhibit 10.10.1 to the Company's
         Registration Statement on Form S-1 (File No. 33-91176), effective June 14, 1995, is hereby incorporated by reference).
10.2.2   Amendment to Warrant of the Company issued to State Street
         Bank & Trust Company (Exhibit 10.10.2 to the Company's
         Registration Statement on Form S-1 (File No. 33-91176), effective June 14, 1995, is hereby incorporated by reference).
10.3     Separation Agreement between the Company and Harold J.
         Tenoso (Exhibit 10.6.1 to the Company's Annual Report on
         Form 10-K for the period ended December 26, 1999 is hereby incorporated by reference).+
10.4     1994 Second Amended and Restated Omnibus Incentive Plan, as
         Amended (Exhibit 10.7.2 to the Company's Quarterly Report on
         Form 10-Q for the period ended June 25, 2000 is hereby incorporated by reference).+
10.5     Forms of Stock Option Agreement (Exhibit 10.15 to the
         Company's Registration Statement on Form S-1 (File No.
         33-91176), effective June 14, 1995, is hereby incorporated by reference).+
10.5.1   Forms of First Revised Stock Option Agreements (Exhibit
         10.12.1 to the Company's Annual Report on Form 10-K for the period ended December 31, 1995 is hereby incorporated by reference).
10.5.2   Forms of Second Revised Stock Option Agreements (Exhibit
         10.10.2 to the Company's Annual Report on Form 10-K for the period ended December 29, 1996 is hereby incorporated by reference).+
10.5.3   Forms of Third Revised Stock Option Agreements (Exhibit
         10.8.3 to the Company's Annual Report on Form 10-K for the period ended December 27, 1998 is hereby incorporated by reference).+
10.6     Amended and Restated 1995 Non-Employee Directors' Stock
         Option Plan, as Amended.+*
10.7     Form of Indemnification Agreement (Exhibit 10.16 to the
         Company's Registration Statement on Form S-1 (File No.
         33-91176), effective June 14, 1995, is hereby incorporated by reference).
10.8     1996 Employee Stock Purchase Plan (Exhibit 10.18 to the
         Company's Annual Report on Form 10-K for the period ended
         December 31, 1995 is hereby incorporated by reference).+

10.9     Employment Agreement between the Company and Charles P.
         Harrison (Exhibit 10.19 to the Company's Annual Report on
         Form 10-K for the period ended December 31, 1995 is hereby incorporated by reference).+
10.10    Serologicals Corporation 1996 UK Sharesave Scheme (Exhibit
         10.9 to the Company's Annual Report on Form 10-K for the period ended December 29, 1996 is hereby incorporated by reference).+
10.11    Transition Agreement between the Company and P. Anne Hoppe
         (Exhibit 10.17.1 to the Company's Quarterly Report on Form
         10-Q for the period ended March 26, 2000 is hereby incorporated by reference).+
10.12    Employment Agreement between the Company and Toby L. Simon,
         M.D. (Exhibit 10.2 to the Company's Quarterly Report on Form
         10-Q for the period ended June 29, 1997 is hereby incorporated by reference).+
10.13 Forms of Senior Executive Severance Agreement (Exhibit 10.20 to the Company's Annual Report on Form 10-K for the period ended December 27, 1998 is hereby incorporated by reference).
10.14    Forms of Executive Severance Agreement (Exhibit 10.21 to the
         Company's Annual Report on Form 10-K for the period ended
         December 27, 1998 is hereby incorporated by reference).
10.15    Serologicals Corporation Compensation Plan for Non-Employee
         Directors (Exhibit 10.22 to the Company's Annual Report on
         Form 10-K for the period ended December 27, 1998 is hereby incorporated by reference).+
10.16 Agreement of Purchase and Sale, dated November 30, 1998, between Serologicals Corporation and Bayer Corporation
         (Exhibit 2.1 to the Company's Current Report on Form 8-K, dated January 12, 1999, is hereby incorporated by reference).
10.16.1  First Amendment to the Agreement of Purchase and Sale, dated
         December 29, 1998, between Serologicals Corporation and
         Bayer Corporation (Exhibit 2.2 to the Company's Current
         Report on Form 8-K, dated March 15, 1999, is hereby incorporated by reference).
10.17    Employment Agreement between the Company and Desmond H.
         O'Connell, Jr. (Exhibit 10.23 to the Company's Annual Report on Form 10-K is hereby incorporated by reference).+
10.18    Letter Agreement between the Company and Desmond H.
         O'Connell, Jr. (Exhibit 10.23.1 to the Company's Quarterly
         Report on Form 10-Q for the period ending March 26. 2000, is hereby incorporated by reference).+
10.19    Employment Agreement between the Company and Peter J. Pizzo,
         III. (Exhibit 10.24 to the Company's Annual Report on Form
         10-K for the period ended December 26, 1999 is hereby incorporated by reference).+
10.20    Severance Agreement between the Company and Timm M. Hurst
         (Exhibit 10.25 to the Company's Annual Report on Form 10-K for the period ended December 26, 1999 is hereby incorporated by reference).+
10.21    Letter Agreement between the Company and Samuel A.
         Penninger, Jr. (Exhibit 10.26 to the Company's Quarterly
         Report on Form 10-Q for the period ending March 26, 2000 is hereby incorporated by reference).+
10.22    Amended and Restated Compensation Plan for Non-Employee
         Directors (Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q for the period ended June 25, 2000 is hereby incorporated by reference).+
10.23    Employment Agreement between the Company and David A. Dodd
         (Exhibit 10.27 to the Company's Quarterly Report on Form
         10-Q for the period ended June 25, 2000 is hereby incorporated by reference).+
10.24    Employment Agreement between the Company and Jeffrey D.
         Linton (Exhibit 10.28 to the Company's Quarterly Report on
         Form 10-Q for the period ended September 24, 2000 is hereby incorporated by reference).+

10.25    Lease Agreement dated October 6, 2000 between the Company
         and Spalding Triangle, L.L.C. (Exhibit 10.29 to the
         Company's Quarterly Report on Form 10-Q for the period ended
         September 24, 2000 is hereby incorporated by reference).
10.26    Employment Agreement between the Company and Sue
         Sutton-Jones.+*
21       Subsidiaries of the Company *
23.1     Consent of Arthur Andersen LLP.*

- ---------------
 * Filed herewith

+ Compensatory Plan or Arrangement

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Serologicals Corporation has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2001.

                                          SEROLOGICALS CORPORATION
                                          (Registrant)

                                          By:       /s/ DAVID A. DODD
                                            ------------------------------------
                                                       David A. Dodd
                                            President & Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Serologicals Corporation and in the capacities indicated on March 30, 2001:

                     SIGNATURE                                             TITLE
                     ---------                                             -----

                 /s/ DAVID A. DODD                   President (Chief Executive Officer)
- ---------------------------------------------------
                   David A. Dodd

              /s/ PETER J. PIZZO, III                Vice President/Chief Financial Officer (Principal
- ---------------------------------------------------    Financial and Accounting Officer)
                Peter J. Pizzo, III

             /s/ DESMOND H. O'CONNELL                Chairman of the Board of Directors
- ---------------------------------------------------
               Desmond H. O'Connell

          /s/ GEORGE M. SHAW, MD., PH.D.             Director
- ---------------------------------------------------
            George M. Shaw, MD., Ph.D.

              /s/ LAWRENCE E. TILTON                 Director
- ---------------------------------------------------
                Lawrence E. Tilton

              /s/ MATTHEW C. WEISMAN                 Director
- ---------------------------------------------------
                Matthew C. Weisman

           /s/ SAMUEL A. PENNINGER, JR.              Director
- ---------------------------------------------------
             Samuel A. Penninger, Jr.

               /s/ WADE FETZER, III                  Director
- ---------------------------------------------------
                 Wade Fetzer, III

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................  F-2
Consolidated Balance Sheets -- December 31, 2000 and
  December 26, 1999.........................................  F-3
Consolidated Statements of Income (Loss) -- For the years
  ended December 31, 2000, December 26, 1999 and December
  27, 1998..................................................  F-4
Consolidated Statements of Stockholders' Equity -- For the
  years ended December 31, 2000, December 26, 1999 and
  December 27, 1998.........................................  F-5
Consolidated Statements of Cash Flows -- For the years ended
  December 31, 2000, December 26, 1999 and December 27,
  1998......................................................  F-6
Notes to Consolidated Financial Statements..................  F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Serologicals Corporation:

     We have audited the accompanying consolidated balance sheets of SEROLOGICALS CORPORATION (a Delaware corporation) AND SUBSIDIARIES as of December 31, 2000 and December 26, 1999 and the related consolidated statements of income (loss), stockholders' equity and cash flows for each of the three fiscal years in the period ended December 31, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Serologicals Corporation and subsidiaries as of December 31, 2000 and December 26, 1999 and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule included in Item 14 of the Company's Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 28, 2001

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 2000 AND DECEMBER 26, 1999
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                2000       1999
                                                              --------   --------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 22,492   $  3,294
  Trade accounts receivable, less allowance for doubtful
     accounts of $750 at December 31, 2000 and $1,034 at
     December 26, 1999......................................    13,127     29,559
  Inventories...............................................    21,186     33,361
  Income tax receivable.....................................     3,937      3,354
  Other current assets......................................     7,172      3,974
                                                              --------   --------
     Total current assets...................................    67,914     73,542
                                                              --------   --------
PROPERTY AND EQUIPMENT, NET.................................    32,952     32,437
                                                              --------   --------
OTHER ASSETS:
  Goodwill, net.............................................    28,628     39,987
  Other, net................................................     2,001     10,932
                                                              --------   --------
     Total other assets.....................................    30,629     50,919
                                                              --------   --------
                                                              $131,495   $156,898
                                                              ========   ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt and capital lease
     obligations............................................  $     13   $  2,567
  Accounts payable..........................................     3,280      5,508
  Accrued liabilities.......................................     7,798     13,910
  Deferred revenue..........................................        33      1,385
                                                              --------   --------
     Total current liabilities..............................    11,124     23,370
                                                              --------   --------
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, LESS CURRENT
  MATURITIES................................................        --     30,000
                                                              --------   --------
DEFERRED INCOME TAXES.......................................     1,336         --
                                                              --------   --------
OTHER LIABILITIES...........................................       328        304
                                                              --------   --------
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 1,000,000 shares
     authorized, no shares issued...........................        --         --
  Common stock, $.01 par value; 50,000,000 shares
     authorized, 26,088,795 and 24,912,823 shares issued and
     outstanding at December 31, 2000 and December 26, 1999,
     respectively...........................................       261        249
  Additional paid-in capital................................    97,420     91,383
  Retained earnings.........................................    41,170     28,253
  Accumulated other comprehensive (loss) income.............      (144)       362
  Less: common stock held in treasury (3,268,000 and
     2,611,155 shares at December 31, 2000 and December 26,
     1999, respectively)....................................   (20,000)   (17,023)
                                                              --------   --------
     Total stockholders' equity.............................   118,707    103,224
                                                              --------   --------
                                                              $131,495   $156,898
                                                              ========   ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
 FOR THE YEARS ENDED DECEMBER 31, 2000, DECEMBER 26, 1999 AND DECEMBER 27, 1998
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                             2000          1999          1998
                                                          -----------   -----------   -----------
NET SALES...............................................  $   147,760   $   129,744   $   123,072
COSTS AND EXPENSES:
  Cost of sales.........................................      101,113        94,157        81,242
  Selling, general and administrative expenses..........       22,487        18,041        14,948
  Other expense, net....................................        2,376         4,513         2,696
  Interest expense (income), net........................        1,233           543          (846)
  Special (credits) charges, net........................         (414)       33,969            --
                                                          -----------   -----------   -----------
INCOME (LOSS) BEFORE INCOME TAXES.......................       20,965       (21,479)       25,032
PROVISION (BENEFIT) FOR INCOME TAXES....................        8,048        (6,017)        8,687
                                                          -----------   -----------   -----------
NET INCOME (LOSS).......................................  $    12,917   $   (15,462)  $    16,345
                                                          ===========   ===========   ===========
NET INCOME (LOSS) PER COMMON SHARE:
  Basic.................................................  $      0.57   $     (0.65)  $      0.68
                                                          ===========   ===========   ===========
  Diluted...............................................  $      0.56   $     (0.65)  $      0.63
                                                          ===========   ===========   ===========
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic.................................................   22,814,855    23,617,489    24,001,326
                                                          ===========   ===========   ===========
  Diluted...............................................   23,283,393    23,617,489    25,941,764
                                                          ===========   ===========   ===========

 The accompanying notes are an integral part of these consolidated statements.

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 FOR THE YEARS ENDED DECEMBER 31, 2000, DECEMBER 26, 1999 AND DECEMBER 27, 1998
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                  ACCUMULATED
                                      COMMON STOCK       ADDITIONAL                  OTHER          TREASURY STOCK
                                   -------------------    PAID-IN     RETAINED   COMPREHENSIVE   ---------------------
                                     SHARES     AMOUNT    CAPITAL     EARNINGS   INCOME (LOSS)     SHARES      AMOUNT     TOTAL
                                   ----------   ------   ----------   --------   -------------   ----------   --------   --------
BALANCE, DECEMBER 28, 1997.......  23,546,623    $235     $75,458     $ 27,370       $ 222               --   $     --   $103,285
Comprehensive income:
Net income.......................          --      --          --       16,345          --               --         --     16,345
Foreign currency translation
  adjustments, net of tax of
  $9.............................          --      --          --           --         (16)              --         --        (16)
Unrealized losses on investments,
  net of tax of $74..............          --      --          --           --        (138)              --         --       (138)
                                   ----------    ----     -------     --------       -----       ----------   --------   --------
  Comprehensive income (loss)....          --      --          --       16,345        (154)              --         --     16,191
                                   ----------    ----     -------     --------       -----       ----------   --------   --------
Conversion of promissory note....     106,608       1       1,332           --          --               --         --      1,333
Exercise of common stock
  warrants.......................      50,000       1          76           --          --               --         --         77
Exercise of stock options........     643,528       6       5,454           --          --               --         --      5,460
Tax effect of stock option
  exercise.......................          --      --       2,530           --          --               --         --      2,530
Shares issued through employee
  stock purchase plan............       8,563      --         133           --          --               --         --        133
                                   ----------    ----     -------     --------       -----       ----------   --------   --------
BALANCE, DECEMBER 27, 1998.......  24,355,322     243      84,983       43,715          68               --         --    129,009
Comprehensive income (loss):
Net loss.........................          --      --          --      (15,462)         --               --         --    (15,462)
Foreign currency translation
  adjustments, net of tax of
  $84............................          --      --          --           --         156               --         --        156
Unrealized gains on investments,
  net of tax of $197.............          --      --          --           --         366               --         --        366
Less: reclassification adjustment
  for gains included in net loss,
  net of tax of $119.............          --      --          --           --        (228)              --         --       (228)
                                   ----------    ----     -------     --------       -----       ----------   --------   --------
  Comprehensive (loss) income....          --      --          --      (15,462)        294               --         --    (15,168)
                                   ----------    ----     -------     --------       -----       ----------   --------   --------
Conversion of promissory note....     213,219       2       2,665           --          --               --         --      2,667
Exercise of stock options........     307,044       3       1,586           --          --               --         --      1,589
Shares issued through employee
  stock purchase plan............      37,238       1         237           --          --               --         --        238
Tax effect of stock option
  exercise.......................          --      --       1,912           --          --               --         --      1,912
Repurchase of common stock.......          --      --          --           --          --       (2,611,155)   (17,023)   (17,023)
                                   ----------    ----     -------     --------       -----       ----------   --------   --------
BALANCE, DECEMBER 26, 1999.......  24,912,823     249      91,383       28,253         362       (2,611,155)   (17,023)   103,224
Comprehensive income (loss):
Net income.......................          --      --          --       12,917          --               --         --     12,917
Foreign currency translation
  adjustments, net of tax of
  $278...........................          --      --          --           --        (506)              --         --       (506)
                                   ----------    ----     -------     --------       -----       ----------   --------   --------
  Comprehensive income (loss)....          --      --          --       12,917        (506)              --         --     12,411
                                   ----------    ----     -------     --------       -----       ----------   --------   --------
Exercise of stock options........   1,130,907      11       3,232           --          --               --         --      3,243
Shares issued through employee
  stock purchase plan............      45,065       1         188           --          --               --         --        189
Tax effect of stock option
  exercise.......................          --      --       2,617           --          --               --         --      2,617
Repurchase of common stock.......          --      --          --           --          --         (656,845)    (2,977)    (2,977)
                                   ----------    ----     -------     --------       -----       ----------   --------   --------
BALANCE, DECEMBER 31, 2000.......  26,088,795    $261     $97,420     $ 41,170       $(144)      (3,268,000)  $(20,000)  $118,707
                                   ==========    ====     =======     ========       =====       ==========   ========   ========

 The accompanying notes are an integral part of these consolidated statements.

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE YEARS ENDED DECEMBER 31, 2000, DECEMBER 26, 1999 AND DECEMBER 27, 1998
                                 (IN THOUSANDS)

                                                                2000       1999       1998
                                                              --------   --------   --------
OPERATING ACTIVITIES:
  Net income (loss).........................................  $ 12,917   $(15,462)  $ 16,345
                                                              --------   --------   --------
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization..........................     7,472      8,637      5,627
     Deferred income tax provision (benefit)................     6,535     (8,032)       307
     Non-cash special (credits) charges, net................    (1,386)    33,969         --
  Changes in operating assets and liabilities, net of
     acquisitions and dispositions of businesses
     Trade accounts receivable, net.........................    16,432     (6,615)   (11,503)
     Inventories............................................    11,045    (16,104)    (3,073)
     Income tax receivable..................................      (583)    (3,354)        --
     Other assets...........................................    (3,758)     1,756        132
     Accounts payable.......................................    (2,123)       990        677
     Accrued liabilities....................................    (2,818)      (738)     2,008
     Deferred revenue.......................................    (1,352)       193       (724)
     Other, net.............................................     1,830         --         --
                                                              --------   --------   --------
          Total adjustments.................................    31,294     10,702     (6,549)
                                                              --------   --------   --------
          Net cash provided by (used in) operating
            activities......................................    44,211     (4,760)     9,796
                                                              --------   --------   --------
INVESTING ACTIVITIES:
  Purchases of property and equipment.......................    (9,560)   (16,291)    (5,169)
  Purchases of businesses, net of cash acquired.............    (3,460)   (28,736)    (4,618)
  Disposition of business, net of cash expenses paid........    20,097         --         --
  Other.....................................................        --      3,788     (2,370)
                                                              --------   --------   --------
          Net cash provided by (used in) investing
            activities......................................     7,077    (41,239)   (12,157)
                                                              --------   --------   --------
FINANCING ACTIVITIES:
  Net (payments) borrowings on revolving line of credit.....   (30,000)    30,000         --
  Payments on long-term debt and capital lease
     obligations............................................    (2,554)       (50)      (181)
  Proceeds from stock plans and warrants....................     3,432      1,827      5,670
  Repurchase of common stock................................    (2,977)   (17,023)        --
  Other.....................................................         9       (401)        --
                                                              --------   --------   --------
          Net cash (used in) provided by financing
            activities......................................   (32,090)    14,353      5,489
                                                              --------   --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    19,198    (31,646)     3,128
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................     3,294     34,940     31,812
                                                              --------   --------   --------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $ 22,492   $  3,294   $ 34,940
                                                              ========   ========   ========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
  Accrued acquisition consideration.........................  $     --   $  1,520   $     --
  Tax effect of stock option exercise.......................     2,617      1,912      2,530
  Conversion of promissory note into common stock...........        --      2,667      1,333

 The accompanying notes are an integral part of these consolidated statements.

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           DECEMBER 31, 2000, DECEMBER 26, 1999 AND DECEMBER 27, 1998

1. ORGANIZATION AND BUSINESS OPERATIONS

     Serologicals Corporation (a Delaware corporation) (together with its subsidiaries, the "Company") is a worldwide provider of biological products to life science companies. The Company's products are used in the further development of diagnostic, vaccine and therapeutic products. The Company provides value-added anti-body based products that are used as the active ingredients in therapeutic products for the treatment and management of diseases such as Rh incompatibility in newborns, rabies and hepatitis, and in diagnostic products such as blood typing reagents and diagnostic test kits. Additionally, the Company, through its protein fractionation facility in Kankakee, Illinois, provides a variety of proteins used in the manufacturing of diagnostic reagents and tissue culture media components for use as additives in biotech products.

     On August 21, 2000, the Company completed the divestiture of its 47 non-specialty donor centers to Aventis Bio-Services, Inc. (together with its affiliated companies, "Aventis"). The Company received net cash proceeds from the sale of approximately $20.1 million, which included the purchase of certain working capital assets. The proceeds are subject to adjustment based on the final determination of the value of the assets purchased as of the sale date. The Company retained working capital totaling approximately $12.6 million.

     The Company operates a national network of 17 donor centers that specialize in the collection of specialty antibodies. The Company also operates laboratories in the United States and in Scotland, two U.S. Food and Drug Administration ("FDA") licensed monoclonal antibody manufacturing facilities in Scotland and a FDA-registered protein fractionation facility in Kankakee, Illinois.

     The industries in which the Company operates are subject to strict regulation and licensing by the FDA and similar regulatory bodies in many of the states and foreign countries where the Company or its customers conduct business. Changes in existing federal, state or foreign laws or regulations could have an adverse effect on the Company's business.

     The industry in which the Therapeutic Products segment (Note 13) operates is also characterized by sales to a relatively few major healthcare companies. One of the Company's customers, Bayer Corporation ("Bayer"), accounted for approximately 33% of the Company's net sales in 2000, and another, Aventis, accounted for 15% of net sales for 2000 (Note 11). However, a substantial amount of the sales to Bayer in 2000 were related to the non-specialty business that the Company divested. Excluding sales from the non-specialty business, Bayer and Aventis each accounted for approximately 19% of net sales.

     Export sales from the United States represented approximately 24% of net sales in 2000, and foreign sales originating in the United Kingdom accounted for an additional 8% of net sales (Note 13). Concern over the safety of blood products has led to movements in a number of countries, particularly those in western Europe, to restrict the importation of blood and blood derivatives collected outside the countries' borders or, in the case of certain European countries, outside Europe. To date, these efforts have not led to any meaningful restriction on the importation of blood and blood derivatives and have not adversely affected the Company. However, there can be no assurance that the impact of these or other efforts will not have a material adverse effect on the Company or its operations.

     The Company generates significant sales outside the United States and is subject to risks generally associated with international operations. The Company's Serologicals, Ltd. subsidiary, which accounted for approximately 10% of the Company's net sales in 2000, generates certain net sales and incurs expenses in foreign currencies. Accordingly, the Company's financial results from international operations may be affected by fluctuations in currency exchange rates.

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company's fiscal period end for financial reporting purposes is the last Sunday of each period and the fiscal year ends on the Sunday closest to December 31. Fiscal year 2000 included 53 weeks, while fiscal years 1999 and 1998 each included 52 weeks.

     Certain prior year amounts have been reclassified to conform to the current year presentation.

  Use of Estimates

     The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Inventories

     Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. Market for product inventories is net realizable value and for supplies is replacement cost.

     Inventories at December 31, 2000 and December 26, 1999 consisted of the following (in thousands):

                                                               2000      1999
                                                              -------   -------
Raw materials...............................................  $ 2,085   $ 3,322
Work in process.............................................    2,926     2,430
Finished goods..............................................   16,175    27,609
                                                              -------   -------
                                                              $21,186   $33,361
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

     Software developed or acquired for internal use is accounted for in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard requires certain direct development costs associated with internal-use software to be capitalized, including external direct costs of material and services and payroll costs for employees devoting time to the software projects. Costs incurred during the preliminary project stage, as well as for maintenance and training are expensed as incurred. This standard currently applies to certain costs related to the Company's donor center automation project. As of December 31, 2000, the Company has capitalized costs totaling approximately $2.3 million related to this project, which is included in Construction in Progress.

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

     Property and equipment at December 31, 2000 and December 26, 1999 consisted of the following (in thousands):

                                                                2000       1999
                                                              --------   --------
Land, buildings and improvements............................  $ 10,284   $  9,481
Leasehold improvements......................................     4,849      8,132
Furniture, fixtures and equipment...........................    25,777     27,402
Construction in progress....................................     6,283      1,369
                                                              --------   --------
Total property and equipment................................    47,193     46,384
Accumulated depreciation and amortization...................   (14,241)   (13,947)
                                                              --------   --------
Property and equipment, net.................................  $ 32,952   $ 32,437
                                                              ========   ========

     Construction in progress at December 31, 2000 relates primarily to expenditures relating to the Company's donor center automation project and the acquisition of a building to expand the Company's monoclonal manufacturing facilities. Construction in progress at December 26, 1999 consisted primarily of capital expenditures relating to an expansion of the Company's protein fractionation facility, expenditures relating to its donor center automation project and certain donor center renovations.

     Consolidated depreciation expense was $4,727,000, $4,115,000 and $2,822,000 in 2000, 1999 and 1998, respectively.

  Accrued Liabilities

     Accrued liabilities at December 31, 2000 and December 26, 1999 consisted of the following (in thousands):

                                                               2000     1999
                                                              ------   -------
Accrued payroll, bonuses, severance and related benefits....  $2,738   $ 4,449
Accrued donor center automation project costs...............   1,196     1,369
Accrued insurance...........................................     642       678
Accrued product claim.......................................      --     2,015
Accrued acquisition consideration...........................      --     1,520
Other.......................................................   3,222     3,879
                                                              ------   -------
                                                              $7,798   $13,910
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

  Investments

     The Company held certain investments in marketable securities as of December 27, 1998 that were sold in fiscal 1999. The Company considered such investments to be available-for-sale; therefore, the unrealized gain or loss on such investments was reported as a component of accumulated other comprehensive income within stockholders' equity.

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

  Foreign Operations

     The financial statements of Serologicals Ltd. have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation". Under SFAS No. 52, all balance sheet accounts are translated at the exchange rate at year-end. Income statement items are translated at the average exchange rate for the year. Translation adjustments are not included in determining net income (loss) but are accumulated and reported as a component of stockholders' equity and comprehensive income (loss). Realized gains and losses, which result from foreign currency transactions, are included in the accompanying consolidated statements of income (loss).

  Goodwill and Other Intangible Assets

     Goodwill

     The excess of cost over the fair market value of the net assets acquired ("goodwill") is being amortized on a straight-line basis over periods ranging from 22 1/2 to 25 years. Prior to the divestiture of Seramed in 2000, the Company amortized goodwill over periods ranging from 13 to 25 years. The goodwill relates primarily to the acquisition of donor centers and the acquisition of Serologicals Proteins (Note 4). In determining whether goodwill is recoverable, the Company periodically reviews the carrying values assigned to goodwill and other intangible assets based upon expectations of undiscounted future cash flows from the use and eventual disposition of the underlying assets. During 2000, goodwill decreased approximately $10.7 million due to the sale of the Company's non-specialty antibody business.

     During 1999 and pursuant to the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company performed a recoverability review of its long-lived assets relating to its non-specialty antibody business. While the review indicated that no impairment existed, the Company determined that the useful lives used for amortizing goodwill and other acquired intangible assets relating to its non-specialty antibody business were no longer applicable. As a result, the Company reduced the useful lives for amortizing the related goodwill and FDA licenses from 25 years to 13 years. The impact of this change was an increase in amortization expense for the year ended December 26, 1999 of $716,000.

     Based on new information regarding the expected future cash flows of the non-specialty antibody business, during the fourth quarter of 1999 the Company reevaluated the recoverability review it had performed in the third quarter. In connection with this reevaluation, the Company recorded a $24.9 million impairment loss to write down long-lived assets used in its non-specialty antibody business to their estimated fair value (Note 3), as the carrying value of such assets exceeded their expected undiscounted future cash flows.

     Debt Issuance Costs

     In connection with the amendment of its revolving credit facility in 1999 (Note 7), the Company incurred certain costs. Such amounts were capitalized and are being amortized to interest expense over three years, the term of the related facility.

     FDA Licenses

     In connection with the acquisitions of donor centers (Note 4), the Company acquired the related licenses of the FDA-approved donor centers. The estimated fair values of the FDA licenses are capitalized and amortized on a straight-line basis over a period of 25 years. Prior to the divestiture of Seramed in 2000, the Company amortized FDA licenses over periods ranging from 13 to 25 years. During 1999, the Company reduced the useful lives used to compute amortization expense for the FDA licenses of its non-specialty antibody business from 25 years to 13 years. The impact of this change was an increase in amortization expense for the year ended December 26, 1999 of $68,000.

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

     Non-Compete Agreements

     In connection with certain of its acquisitions (Note 4), the Company entered into non-compete agreements with the sellers. Such agreements are recorded at their estimated fair market value and are being amortized on a straight-line basis over the terms of the respective agreements, which range from three to five years.

     The consolidated amortization expense of all intangible assets was $2,745,000, $4,522,000 and $2,805,000 in 2000, 1999 and 1998, respectively.

     The following table sets forth the gross balance and accumulated amortization of all intangible assets as of December 31, 2000 and December 26, 1999 (in thousands):

                                                                     DECEMBER 31, 2000
                                                              --------------------------------
                                                                        ACCUMULATED       }
                                                               GROSS    AMORTIZATION     NET
                                                              -------   ------------   -------
Goodwill....................................................  $32,456     $(3,828)     $28,628
FDA Licenses................................................      883        (163)         720
Non-Compete Agreements......................................      375        (288)          87
Debt Issuance Costs.........................................      705        (291)         414

                                                                     DECEMBER 26, 1999
                                                              --------------------------------
                                                                        ACCUMULATED       }
                                                               GROSS    AMORTIZATION     NET
                                                              -------   ------------   -------
Goodwill....................................................  $51,642     $(11,655)    $39,987
FDA Licenses................................................    5,081         (802)      4,279
Non-Compete Agreements......................................    1,697       (1,367)        330
Debt Issuance Costs.........................................      695          (57)        638

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

     All share and per share data included herein have been adjusted to reflect the three-for-two stock split effected in August of 1998 (Note 5).

     The following table sets forth the calculation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

                                                            2000       1999      1998
                                                           -------   --------   -------
Basic earnings (loss) per share:
  Net income (loss)......................................  $12,917   $(15,462)  $16,345
  Weighted average shares of common stock outstanding....   22,815     23,617    24,001
                                                           -------   --------   -------
     Net income (loss) per share.........................  $  0.57   $  (0.65)  $  0.68
                                                           =======   ========   =======

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

                                                            2000       1999      1998
                                                           -------   --------   -------
Diluted earnings (loss) per share:
  Net income (loss)......................................  $12,917   $(15,462)  $16,345
  Plus: interest expense on convertible indebtedness, net
     of tax..............................................       50         --        93
                                                           -------   --------   -------
     Net income (loss), as adjusted......................  $12,967   $(15,462)  $16,438
                                                           =======   ========   =======
Weighted average shares of common stock outstanding......   22,815     23,617    24,001
  Effect of dilutive securities:
  Stock options and warrants.............................      324         --     1,604
  Convertible indebtedness...............................      138         --       337
  Common stock awards....................................        6         --        --
                                                           -------   --------   -------
Weighted average shares of common stock outstanding,
  including dilutive instruments.........................   23,283     23,617    25,942
                                                           -------   --------   -------
     Net income (loss) per share.........................  $  0.56   $  (0.65)  $  0.63
                                                           =======   ========   =======

     The diluted earnings per share calculation for 2000 excludes the effect of options to purchase approximately 1.8 million shares as the option price exceeded the average market price for the Company's stock during the period and thus their effect was anti-dilutive. The diluted loss per share calculation for 1999 excludes the potentially dilutive effect of options and warrants to purchase approximately 4.2 million shares of the Company's common stock, and approximately 182,000 shares issuable upon the conversion of certain indebtedness, as the Company incurred a loss and their inclusion would have been anti-dilutive. The diluted earnings per share calculation for 1998 excludes the effect of 562,500 shares issuable upon the conversion of certain indebtedness and 26,250 shares issuable upon the exercise of stock options, respectively, as their inclusion would have been anti-dilutive.

     Stock-Based Compensation Plans

     The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). The Company applies SFAS No. 123, "Accounting for Stock-Based Compensation" for disclosures of its stock-based compensation plans. SFAS No. 123 requires that companies that do not choose to account for stock-based compensation as prescribed by the statement shall disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted as of January 1, 1995. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS No. 123 (Note 6).

     Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires derivative instruments to be recorded on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in values of derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting, as defined. In June 1999, the FASB issued SFAS No. 137, which defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138 which modifies certain sections of SFAS No. 133. The Company has completed its evaluation of the impact of SFAS No. 133, and does not believe the adoption of SFAS No. 133 on January 1, 2001 will have a material effect on the financial position or results of operations of the Company.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements ("SAB 101")." This bulletin summarized certain of

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES the SEC's views regarding the application of generally accepted accounting principles to revenue recognition in financial statements. SAB 101 did not have a material impact on the Company's financial statements.

3. DISPOSITION OF BUSINESS AND SPECIAL (CREDITS) CHARGES, NET

  Seramed Divestiture

     On August 21, 2000, the Company completed the sale of substantially all of the long-term assets of its Seramed, Inc. subsidiary and its subsidiaries (collectively, "Seramed") to Aventis. The Company received net cash proceeds from the sale totaling approximately $20.1 million, and recognized a gain on the disposal of approximately $219,000. The gross proceeds included $1.3 million related to the purchase of certain working capital items and other settlements resulting from the sale, and are subject to adjustment upon completion of a final net asset settlement with Aventis. The Company retained working capital totaling approximately $12.6 million. During 2000, upon reaching a definitive agreement to sell the Seramed assets to Aventis, these assets were considered to be "held for sale" in accordance with SFAS No. 121. Accordingly, in 2000 a pre-tax asset impairment charge was recorded totaling $276,000 to write down the assets to their fair value less costs to sell. During 1999, the Company performed a review of the recoverability of its long-lived assets relating to Seramed in accordance with SFAS No. 121. As a result of this review, along with the determination of an estimated fair market value as a result of a competitive bidding process for the possible sale of the business, an expense of $24.9 million was recorded in 1999 to write the assets down to their estimated fair market value. These assets were previously reported in the Therapeutic Products segment.

     Additional costs related to the divestiture of Seramed were recorded during 2000 in accordance with Emerging Issues Task Force Consensus 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". These charges totaled $466,000 and consisted of $440,000 of lease termination costs and $26,000 of employee termination benefits related to two employees, which have been paid in full as of December 31, 2000.

     During 1999, the Company entered into agreements with certain key employees that provided for termination benefits to be paid to the employees in the event that Seramed was sold, they were employed by the Company as of the closing of the sale and met certain other requirements as outlined in the agreements. The agreements covered sixty-five employees who were terminated from the Company upon the sale of Seramed. In accordance with Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," the Company recorded a pre-tax charge of $764,000 in 2000 representing the amount of employee termination benefits payable under these agreements. All of the benefits payable under these arrangements were paid during 2000. Also during 2000, the Company recorded additional divestiture-related charges totaling approximately $98,000 for other miscellaneous items.

  Separation Benefits for Former Chief Executive Officer and Other Individuals

     During 1999, the Company's chief executive officer resigned from that position and as a director of the Company. The Company entered into separation arrangements with this individual, its chairman of the board and approximately 12 other corporate-based employees. The Company recorded an expense of approximately $1.6 million to cover the costs of the separation benefits payable to those individuals. Additionally, in 2000, the Company recorded an expense of $151,000 to cover the separation benefits payable to an additional employee. As of December 31, 2000, there were five individuals who are continuing to receive payments under these agreements.

  Product Liability Claim

     During 1999, the Company was notified by one of its customers that certain of the Company's shipments of anti-D antibodies in the prior year had included several units of plasma that did not meet this customer's exact product specifications. The customer indicated to the Company that the units had been partially manufactured with other units of plasma and thus had affected a substantial number of other units. In 1999,

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES the Company agreed to reimburse this customer for its cost of the product and recorded a liability and related expense in the amount of approximately $2.0 million. The liability with the customer was settled during fiscal year 2000. The Company filed a claim for reimbursement from its product and professional liability insurance carrier, and was notified in the fourth quarter of 2000 that the claim had been approved for settlement. As a result of this notification, the Company recorded a receivable and the related benefit totaling $1.95 million. As of December 31, 2000, the Company had received payment of approximately $600,000 and reported the balance totaling approximately $1.4 million in the line item "Other current assets" in the Consolidated Balance Sheets. The Company received the balance of the settlement during the first quarter of 2001.

  Divestiture of Clinical Trial Site

     In 1999, the Company recorded an expense of $1.2 million to write down its clinical trial site to its estimated fair market value in accordance with "held for sale" treatment under SFAS No. 121. In December 1999, the Company divested substantially all of the assets of this site. In connection therewith, the Company recorded an additional loss on the transaction in the amount of $117,000. These assets were previously reported in the Corporate/Other segment.

  Donor Center Software System Cost Write-off

     During 1999, the Company terminated a contract with a third party software vendor that had been developing a custom donor center operating system, in favor of an alternative vendor. As a result of this decision, the Company wrote off approximately $4.2 million of previously capitalized costs. These assets were included in the Therapeutic Products segment.

     The following table summarizes the activity in the accrual for termination benefits and other costs for the periods ended December 31, 2000 and December 26, 1999, respectively (in thousands):

                                                               ADDITIONS TO
                                                                 RESERVE
                                                    BALANCE,    CHARGED TO      CASH             BALANCE,
DESCRIPTION                                         12/26/99     EXPENSE      PAYMENTS   OTHER   12/31/00
- -----------                                         --------   ------------   --------   -----   --------
Employee termination costs........................   $1,377        $941       $(1,813)   $(35)     $470
Lease termination costs...........................   $   --        $440       $  (440)   $ --      $ --

                                                               ADDITIONS TO
                                                                 RESERVE
                                                    BALANCE,    CHARGED TO      CASH             BALANCE,
DESCRIPTION                                         12/27/98     EXPENSE      PAYMENTS   OTHER   12/26/99
- -----------                                         --------   ------------   --------   -----   --------
Employee termination costs........................   $   --       $1,564      $  (187)   $ --     $1,377

     The remaining accrual of $470,000 at December 31, 2000 is included in "Accrued liabilities" in the Consolidated Balance Sheets. The remaining liability will be paid during 2001.

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

     The following table summarizes the results of operations for Seramed as included in the Consolidated Statements of Income (Loss) for the periods indicated (in thousands):

                                                                TWELVE MONTHS ENDED
                                                       -------------------------------------
                                                         DECEMBER 31,        DECEMBER 26,
                                                             2000                1999
                                                       -----------------   -----------------
Net sales............................................       $54,974            $ 61,604
Gross profit.........................................           543               2,321
Selling, general and administrative expenses(1)......           287                 202
Other expense, net...................................           848               2,945
Special charges, net.................................         1,285              24,873
                                                            -------            --------
Loss before income taxes.............................       $(1,877)           $(25,699)
                                                            =======            ========

- ---------------
(1) Does not include allocation of corporate overhead.

     The following table summarizes the results of the Company on a pro forma basis for the year ended December 31, 2000 and December 26, 1999, respectively, as if the sale of Seramed and receipt of proceeds occurred on December 28, 1998 (the first day of the Company's 1999 fiscal year). These results do not purport to represent what the results of operations for the Company would actually have been if the sale had occurred on the date referred to above or to be indicative of the future results of operations of the Company.

                                                                TWELVE MONTHS ENDED
                                                       -------------------------------------
                                                         DECEMBER 31,        DECEMBER 26,
                                                             2000                1999
                                                       -----------------   -----------------
                                                                     UNAUDITED
                                                                  (IN THOUSANDS)
Net sales............................................       $92,786             $68,140
Gross profit.........................................        46,104              33,266
Selling, general and administrative expenses.........        22,200              17,839
Interest expense, net................................            34                  57
Other expense, net...................................         1,528               1,599
Special (credits) charges, net.......................        (1,699)              9,096
                                                            -------             -------
Income before income taxes...........................        24,041               4,675
Provision for income taxes...........................         8,655               1,529
                                                            -------             -------
Net income...........................................       $15,386             $ 3,146
                                                            =======             =======
Net income per common share:
  Basic..............................................       $  0.67             $  0.13
  Diluted............................................       $  0.66             $  0.13

4. ACQUISITIONS

     During 1998, the Company purchased the assets of four non-specialty donor centers and the assets of a clinical trial site in two separate transactions for aggregate consideration of approximately $5.5 million (net of cash acquired). The acquisitions were each accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16, "Accounting for Business Combinations" ("APB No. 16"), and accordingly, the purchase price was allocated to the net assets acquired based on the fair values as of the acquisition date. The excess of the cost over the estimated fair value of the net assets acquired was allocated to goodwill and certain other identifiable intangible assets. During 1999, the Company divested the clinical trial site, and in 2000 the Company divested the donor centers in connection with the Seramed divestiture (Note 3).

     On December 29, 1998, the Company purchased substantially all of the assets of the Pentex Blood Proteins business of Bayer Corporation ("Proteins"). The purchase price was $29 million, before transaction

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES costs and subject to adjustment based on the closing net assets, as defined, of the acquired business as of the closing date. The Company paid approximately $3.5 million during 2000 in settlement of the non-disputed elements of the post closing adjustment, of which approximately $1.5 million had been previously accrued, and the balance of approximately $2.0 million which resulted in an increase to goodwill. The acquisition of Proteins was accounted for as a purchase in accordance with APB No. 16 and, accordingly, the purchase price was allocated to the net assets acquired based on the fair values as of the acquisition date. The excess of the cost over the estimated fair value of the net assets acquired was allocated to goodwill and certain other identifiable intangible assets, which totaled approximately $20.8 million and is being amortized over a weighted-average life of 22 1/2 years. Proteins is engaged in the research, manufacturing, marketing and sale of a full line of high quality purified blood protein products primarily to customers in the diagnostics, biopharmaceutical and biotechnology industries in the United States and approximately 25 other countries worldwide. The Company funded the acquisition with cash on hand.

     The following unaudited data summarize the pro forma results of operations for the year ended December 27, 1998 as if the acquisition of Proteins had occurred on the first fiscal day of such period. Pro forma results of operations for the year ended December 26, 1999 are not presented herein as the results of operations for the two days subsequent to the Company's 1998 fiscal year end and prior to the acquisition of Pentex are immaterial to the Company. The unaudited pro forma information has been prepared for comparative purposes only and does not purport to represent what the results of operations would actually have been had the transaction actually occurred on the date indicated, or what the results of operations may be in the future (in thousands, except per share data).

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

5. STOCKHOLDERS' EQUITY

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

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

  Stock Split

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

  Common Stock Warrant

     As of December 31, 2000, warrants to purchase 109,753 shares of the Company's common stock at an exercise price of $1.53 per share were outstanding. During the first quarter of 2001, the remaining outstanding warrants were exercised.

  Capital Stock

     Under the terms of its amended and restated articles of incorporation, the Company has authorized 50,000,000 shares of common stock and 1,000,000 shares of preferred stock that may contain such preferences and rights as determined by the Company's Board of Directors.

  Common Shares Reserved for Issuance

     Shares of common stock reserved for issuance at December 31, 2000 and December 26, 1999 consisted of the following:

                                                                2000         1999
                                                              ---------    ---------
Various stock option agreements.............................  4,493,183    5,697,365
Convertible notes...........................................         --      182,403
Employee stock purchase plans...............................    462,500      507,566
Warrants....................................................    109,753      109,753
                                                              ---------    ---------
                                                              5,065,436    6,497,087
                                                              =========    =========

  Common Stock Repurchases

     During April 1999, the Company's Board of Directors authorized the repurchase of up to $20 million of the Company's common stock, subject to market conditions, prevailing stock prices and the Company's capital resources. During 2000 the repurchase program was completed as the Company repurchased approximately 657,000 shares for consideration of approximately $3.0 million. The Company repurchased a total of 3,268,000 shares under the repurchase program.

6. STOCK COMPENSATION PLANS

  Second Amended and Restated 1994 Omnibus Incentive Plan, as Amended

     The Company's Second Amended and Restated 1994 Omnibus Incentive Plan, as Amended (the "Omnibus Plan") provides for the issuance of up to 4,875,000 stock options to key employees and directors. The exercise price of the options is the fair market value of the common stock on the date of grant. Options granted under the Omnibus Plan can have varying terms as determined by the Board of Directors. Options granted through 2000 under the Omnibus Plan generally vest ratably over three to four years or in full after three years and have terms of six to ten years. Certain option grants have been eligible for accelerated vesting upon the Company's achievement of certain predetermined performance objectives that are approved by the Compensation Committee of the Company's Board of Directors. Options held by terminated employees allow for exercise periods ranging from 3 to 24 months following termination. As of December 31, 2000, options to

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES purchase 2,660,470 shares were outstanding under the Omnibus Plan, 1,580,893 of which were exercisable. As of December 31, 2000, the Company had 936,588 options available for grant.

  Amended and Restated 1995 Non-Employee Director Stock Option Plan, as Amended

     The Company's Amended and Restated 1995 Non-Employee Directors' Stock Option Plan, as Amended (the "Director Plan") provides for the issuance of up to 810,000 stock options to non-employee directors. Pursuant to the Director Plan, each person who became a non-employee director of the Company prior to May 2000 was automatically granted an option to purchase 36,000 shares of the Company's common stock on the date of adoption or on the day after such person's first election to the Board of Directors. The exercise price of the options is the fair market value of the common stock on the date of grant, and the options vest over three years. During 2000, the Company amended the Director Plan, pursuant to which each non-employee director is entitled to receive an automatic grant of options annually to purchase 10,000 shares (15,000 shares for a non-executive Chairman of the Board) on the day after the original lump-sum option becomes vested, pro-rated to the first anniversary of the preceding Annual Meeting date. Non-employee directors who have not fully vested in the initial 36,000 share grant are not eligible for the automatic grant. Options granted under the amended plan subsequent to May 2000 vest over a one-year period. Options granted between 1996 and May 2000 under the Director Plan typically vest over a four-year period, while options granted prior to 1996 were fully vested upon issuance. As of December 31, 2000, options to purchase 325,500 shares were outstanding under the Director Plan, 249,750 of which were exercisable. As of December 31, 2000, the Company had 394,125 options available for grant under the Director Plan.

  Employment Stock Options

     During 1997, the Company entered into employment agreements with four individuals. As an integral part of these agreements, the individuals were granted options to purchase an aggregate of 613,125 shares of the Company's common stock. The options were each issued with an exercise price equal to the fair market value of the Company's common stock on the date of grant. Each of the options has a term of ten years, vests ratably over a four-year period and contains other terms and conditions similar to options issued under the Omnibus Plan. As of December 31, 2000, options to purchase 176,500 shares were outstanding, 154,000 of which were exercisable.

  Stock Option Activity

     The following table summarizes the activity for all stock options outstanding:

                                            2000                    1999                    1998
                                   ----------------------   ---------------------   ---------------------
                                                WEIGHTED-               WEIGHTED-               WEIGHTED-
                                                 AVERAGE                 AVERAGE                 AVERAGE
                                                EXERCISE                EXERCISE                EXERCISE
                                     SHARES       PRICE      SHARES       PRICE      SHARES       PRICE
                                   ----------   ---------   ---------   ---------   ---------   ---------
Outstanding at beginning of
  year...........................   4,108,095    $10.71     3,481,564    $ 8.65     4,069,229    $ 8.31
Granted..........................     825,850      5.52     1,273,905     17.89       100,500     19.28
Exercised........................  (1,130,907)     2.87      (307,044)     6.87      (643,528)     7.97
Forfeited........................    (640,568)    15.43      (340,330)    20.06       (44,637)    11.07
                                   ----------               ---------               ---------
Outstanding at end of year.......   3,162,470     11.20     4,108,095     10.71     3,481,564      8.65
                                   ==========               =========               =========
Options exercisable at end of
  year...........................   1,984,643    $11.48     2,492,421    $ 7.46     2,457,866    $ 6.88
                                   ==========               =========               =========

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

     The following table summarizes information about all stock options outstanding at December 31, 2000:

                           OPTIONS OUTSTANDING
                  -------------------------------------
                                 WEIGHTED-                  OPTIONS EXERCISABLE
                                  AVERAGE                 -----------------------
                                 REMAINING    WEIGHTED-                 WEIGHTED-
                  OUTSTANDING   CONTRACTUAL    AVERAGE    EXERCISABLE    AVERAGE
   RANGE OF           AT           LIFE       EXERCISE        AT        EXERCISE
EXERCISE PRICES   12/31/2000      (YEARS)       PRICE     12/31/2000      PRICE
- ---------------   -----------   -----------   ---------   -----------   ---------
$ 1.52 - $ 3.00       63,693        2.8        $ 1.82         63,693     $ 1.82
$ 3.01 - $ 6.00    1,092,100        4.8          5.23        324,648       5.23
$ 6.01 - $ 9.00      505,791        2.6          7.45        397,291       7.63
$ 9.01 - $12.00      141,000        5.4         11.66        116,250      11.66
$12.01 - $15.00      613,630        1.3         13.18        613,630      13.18
$15.01 - $18.00      406,856        3.3         15.60        369,506      15.52
$18.01 - $30.00      339,400        4.3         28.71         99,625      27.68
                   ---------                               ---------
                   3,162,470        3.5        $11.20      1,984,643     $11.48
                   =========                               =========

  Employee Stock Purchase Plan

     Pursuant to the terms of the Company's 1996 Employee Stock Purchase Plan (the "Purchase Plan"), eligible employees are able to purchase up to 562,500 shares of the Company's common stock through a payroll deduction program. Employees may have up to 25% of their compensation withheld to purchase shares at a price equal to 85% of the lower of the closing price on the first or last day of each successive three month purchase period. As of December 31, 2000, approximately 100,000 shares had been acquired pursuant to the Purchase Plan.

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

                                                            2000       1999      1998
                                                           -------   --------   -------
Net income (loss)
  As reported............................................  $12,917   $(15,462)  $16,345
  Pro forma..............................................   11,772    (18,776)   13,740
Net income (loss) per share -- basic
  As reported............................................  $  0.57   $  (0.65)  $  0.68
  Pro forma..............................................     0.52      (0.79)     0.57
Net income (loss) per share -- diluted
  As reported............................................  $  0.56   $  (0.65)  $  0.63
  Pro forma..............................................     0.52      (0.79)     0.54

     The pro forma amounts reflected above are not representative of the effects on reported net income in future years as SFAS No. 123 does not apply to grants made prior to January 1, 1995 and additional awards are generally made each year.

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

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

                                                              2000   1999   1998
                                                              ----   ----   ----
Expected life (years).......................................   4.6    4.1    4.6
Dividend yield..............................................     0%     0%     0%
Expected stock price volatility.............................    85%    85%    65%
Risk-free interest rate.....................................  6.65%  5.29%  5.45%

     Using these assumptions, the weighted average fair value of all options granted in 2000, 1999 and 1998 was $3.81, $11.52 and $11.02 respectively.

7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long-term debt and capital lease obligations at December 31, 2000 and December 26, 1999 consisted of the following (in thousands):

                                                              2000    1999
                                                              ----   -------
Revolving credit facility...................................  $--    $30,000
$2.55 million convertible subordinated note payable;
  interest payable quarterly at 4.0%; maturing on September
  23, 2000..................................................   --      2,550
Capital lease obligations at varying interest rates and
  terms, maturing in 2001...................................   13         17
                                                              ---    -------
                                                               13     32,567
Less current maturities.....................................   13      2,567
                                                              ---    -------
                                                              $--    $30,000
                                                              ===    =======

     The Company has a revolving credit facility with a syndicate of commercial banks (the "Revolver") that was amended during 1999 to increase the total maximum capacity from $35 million to $75 million. The Revolver is payable in full on September 28, 2002 and bears interest at either a floating rate or Eurodollar interest rate plus a margin that fluctuates based on the Company's leverage ratio. The margin on the Eurodollar rate ranges from 1.25% to 2.0%, and the margin on the floating rate option ranges from 0% to .5%. During 2000, the Company used proceeds from the sale of its non-specialty antibody business to repay outstanding borrowings under the Revolver. At December 31, 2000, the Company had no outstanding borrowings under the Revolver. The Company is required to pay a fee ranging from .3% to .5%, depending on the Company's leverage, on the unused portion of the Revolver. The Revolver is secured by substantially all of the assets of the Company and the stock of its domestic subsidiaries. The Revolver also contains certain financial covenants that require the maintenance of minimum levels of cash flow coverage, debt service coverage and debt to net worth and also provides for maximum levels of debt to cash flow, rent expense, and capital expenditures. Furthermore, under the terms of the Revolver, there are limitations on the Company's ability to pay cash dividends and to repurchases shares of the Company's common stock. As of December 31, 2000, the Company was in compliance with all debt covenants.

     In connection with the acquisition of two donor centers in 1997, the Company issued one of the sellers a note, which bore interest at a rate of 4.0% per annum through the earlier of the date of repayment, conversion or its maturity on September 23, 2000. In September 2000, the note was repaid in full at maturity.

     The Company made interest payments of approximately $1,795,000, $696,000, and $245,000 during 2000, 1999 and 1998, respectively.

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

8. COMMITMENTS AND CONTINGENCIES

  Operating Leases

     The Company leases certain office space, donor centers, laboratory and manufacturing facilities and laboratory and other equipment under non-cancelable operating lease agreements. Future minimum annual rental obligations under the non-cancelable portion of operating leases as of December 31, 2000 were as follows (in thousands):

2001........................................................  $ 3,006
2002........................................................    2,429
2003........................................................    1,973
2004........................................................    1,667
2005........................................................    1,473
2006 and thereafter.........................................    4,518
                                                              -------
                                                              $15,066
                                                              =======

     Rent expense was approximately $3,734,000, $4,959,000, and $3,871,000 during 2000, 1999 and 1998, respectively.

  Supply Contracts

     As of December 31, 2000, the Company was party to several long-term supply agreements for the sale of certain specialty antibodies, the exact quantities and prices of which are generally negotiated annually. The Company expects to meet its obligations under the supply contracts.

  Litigation

     The Company is involved in certain litigation arising in the ordinary course of business. In management's opinion, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

     During 2000, twelve complaints were filed against the Company and certain of its current and former executive officers and directors which allege violations of the Securities Exchange Act of 1934, including Sections 10(b) and 20(a) thereof and Rule 10b-5 promulgated thereunder. During the third quarter of 2000, the complaints were consolidated and a lead plaintiff was named. A consolidated complaint was filed on October 10, 2000 which also seeks the court's certification of the litigation as class action on behalf of all purchases of the Company's stock between April 27, 1999 and April 10, 2000. On November 30, 2000, the Company and the other defendants filed a motion to dismiss the consolidated complaint. On January 17, 2001, the plantiff filed an opposition to the motion to dismiss. The Court has not yet ruled on the defendants' motion to dismiss the complaint. Although the Company considers all of the claims in the consolidated complaint to be without merit and intends to defend the lawsuits vigorously, management is unable to predict at this time the final outcome of these claims.

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

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

     Disclosure about the estimated fair value of financial instruments is based on pertinent information available to management as of December 31, 2000 and December 26, 1999. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the periods presented and current estimates of fair value may differ significantly from the amounts presented herein.

10. INCOME TAXES

     The income tax provision (benefit) for the years ended December 31, 2000, December 26, 1999 and December 27, 1998 consisted of the following (in thousands):

                                                           2000      1999       1998
                                                          ------    -------    ------
Current:
  U.S. federal and state................................  $  258    $   855    $7,230
  Foreign...............................................   1,255      1,160     1,150
                                                          ------    -------    ------
                                                           1,513      2,015     8,380
                                                          ------    -------    ------
Deferred:
  U.S. federal and state................................   6,539     (8,028)      300
  Foreign...............................................      (4)        (4)        7
                                                          ------    -------    ------
                                                           6,535     (8,032)      307
                                                          ------    -------    ------
Income tax provision (benefit)..........................  $8,048    $(6,017)   $8,687
                                                          ======    =======    ======

     The income tax provision (benefit) as reported in the accompanying Consolidated Statements of Income (Loss) differs from the amounts computed by applying federal statutory rates due to the following (in thousands):

                                                               2000     1999      1998
                                                              ------   -------   ------
Federal income taxes at statutory rate......................  $7,338   $(7,518)  $8,761
State income taxes, net of federal income tax benefit.......     618      (238)     826
Impact of foreign tax rates and credits.....................    (778)     (220)    (642)
Non-deductible goodwill amortization and write-down.........   1,406     1,793      315
Other.......................................................    (536)      166     (573)
                                                              ------   -------   ------
                                                              $8,048   $(6,017)  $8,687
                                                              ======   =======   ======

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

     Deferred income tax assets and liabilities for 2000 and 1999 reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting and income tax reporting purposes. Temporary differences which give rise to deferred tax assets and liabilities at December 31, 2000 and December 26, 1999 were as follows (in thousands):

                                                               2000      1999
                                                              -------   ------
Deferred tax assets:
  Accruals and reserves.....................................  $ 2,337   $2,091
  Unearned compensation.....................................      125      599
  Goodwill amortization and write-down......................       --    5,733
  Other.....................................................       99       31
                                                              -------   ------
                                                                2,561    8,454
                                                              -------   ------
Deferred tax liabilities:
  Goodwill amortization.....................................     (826)      --
  Excess tax depreciation...................................     (510)    (694)
                                                              -------   ------
                                                               (1,336)    (694)
                                                              -------   ------
Net deferred tax asset......................................  $ 1,225   $7,760
                                                              =======   ======

     The Company did not record any valuation allowance against the deferred tax asset at December 31, 2000 and December 26, 1999 as it believes it is more likely than not that the deferred tax asset will be realizable through future taxable income.

     The Company made income tax payments of approximately $1,886,000, $5,278,000, and $7,940,000 during 2000, 1999 and 1998, respectively. As of
December 31, 2000 and December 26, 1999, the Company had an income tax receivable of $3,937,000 and $3,354,000, respectively.

11. SIGNIFICANT CUSTOMERS

     The Company's ten largest customers accounted for approximately 80%, 78% and 84% of total net sales for the years ended December 31, 2000, December 26, 1999 and December 27, 1998, respectively. Customers making up greater than 10% of net sales of the Company during such periods are as follows:

                                                              2000   1999   1998
                                                              ----   ----   ----
Bayer Corporation...........................................  33%    41%    40%
Aventis.....................................................  15%      *    14%
Alpha Therapeutic Corporation...............................    *    10%      *

- ---------------
* Less than 10%.

     The Therapeutic Products segment generated 99.5% and 97% of the sales to Bayer during 2000 and 1999, respectively, while the Diagnostic Products segment generated the remaining sales (Note 13). The Therapeutic Products segment generated all sales to Bayer during 1998. All net sales to Aventis and Alpha were generated from the Therapeutic Products segment. At December 31, 2000, the Company's accounts receivable from Bayer and Aventis were approximately $3.3 million and $3.0 million, respectively. At December 26, 1999, the Company's accounts receivable from Bayer and Alpha were approximately $17.6 million and $186,000, respectively.

12. EMPLOYEE SAVINGS PLAN

     The Company maintains a defined contribution 401(k) savings plan for all eligible employees. Under the plan, the Company matches a specified percentage of each participating employee's compensation. Employees

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES immediately become vested in the Company's contributions as they are made. The Company's contributions were $567,000, $518,000 and $205,000 in 2000, 1999 and
1998, respectively.

13. SEGMENT AND GEOGRAPHIC INFORMATION

     The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") in 1998. SFAS No. 131 defines operating segments to be those components of a business for which separate financial information is available that is regularly evaluated by management in making operating decisions and in assessing performance. SFAS No. 131 further requires that the segment information presented be consistent with the basis and manner in which management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. The Company's business activities are conducted and managed primarily through two business segments, the Therapeutic Products segment and the Diagnostic Products segment. These segments were determined based primarily on the differing nature of the ultimate end use of the Company's products, the differing production and other value-added processes performed by the Company with respect to the products and, to a lesser extent, the differing customer bases to which each reportable segment sells its products. The remainder of the Company's operations that do not otherwise fall into one of these two segments, as well as general, unallocated corporate overhead expenses, are reported in the category entitled "Corporate and Other."

     The activities of the Therapeutic Products segment include the collection and sale of human antibodies that are used as the active ingredients in therapeutic products for the treatment and management of diseases such as Rh incompatibility in newborns, hepatitis and rabies. The activities of the Therapeutic Products segment also include the general operations of the Company's central testing laboratory in Atlanta, Georgia. In August 2000, the Company completed the divestiture of its non-specialty antibody business (Note
3). Because the sale of this business was not treated as discontinued operations under generally accepted accounting principles, the results of operations of this business are included in the Company's results of operations from continuing operations through the date of sale. The results of operations of this business are included in the Therapeutic Products segment. Additionally, the Company has continued to report sales from inventory of the disposed business that was on hand and remained with the Company as of the sale date. The activities of the Diagnostic Products segment include the Company's protein fractionation facility in Kankakee, Illinois, the monoclonal antibody production facilities in the United Kingdom and the sales and marketing efforts related to certain human-sourced, polyclonal antibodies. The antibodies provided by the Diagnostic Products segment are used in diagnostic products such as blood typing reagents and diagnostic test kits. The blood protein products manufactured by the Company's fractionation facility in Kankakee, Illinois are generally sold for use as cell culture media in biotechnology and biopharmaceutical products or in diagnostic reagents. The Company's donor centers are generally classified and managed as assets and operations of the Therapeutic Products segment which provide, on an incremental basis and at cost, antibodies for sale by the Diagnostic Products segment. Such sales are recorded as direct sales of the Diagnostic Products segment; accordingly, no intersegment sales are recorded.

     The Company's senior management utilizes multiple forms of analysis of operating and financial data to assess segment performance and to make operating decisions with respect to the segments. While segment financial statements are prepared on the same basis as the Company's consolidated financial statements, the primary focus of senior management is on gross profit, and, to a lesser extent, segment operating income, defined as earnings before income taxes, interest, amortization, foreign currency gains and losses, special charges and credits and other non-operating expenses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 2).

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

     The Company's segment information as of and for the years ended December 31, 2000, December 26, 1999 and December 27, 1998 is as follows (in thousands):

                                                       2000        1999        1998
                                                     --------    --------    --------
Net sales-unaffiliated customers:
  Therapeutic Products.............................  $102,415    $ 91,101    $102,116
  Diagnostic Products..............................    45,345      37,812      20,111
  Corporate/Other..................................        --         831         845
                                                     --------    --------    --------
  Total............................................  $147,760    $129,744    $123,072
                                                     ========    ========    ========
Gross profit (loss):
  Therapeutic Products.............................  $ 21,202    $ 16,000    $ 29,572
  Diagnostic Products..............................    25,445      20,135      12,281
  Corporate/Other..................................        --        (548)        (23)
                                                     --------    --------    --------
  Total............................................  $ 46,647    $ 35,587    $ 41,830
                                                     ========    ========    ========
Depreciation expense:
  Therapeutic Products.............................  $  1,860    $  1,667    $  1,353
  Diagnostic Products..............................     2,054       1,712         845
  Corporate/Other..................................       813         736         624
                                                     --------    --------    --------
  Total............................................  $  4,727    $  4,115    $  2,822
                                                     ========    ========    ========
Segment operating income (loss):
  Therapeutic Products.............................  $ 15,258    $ 10,735    $ 27,530
  Diagnostic Products..............................    18,289      13,882       8,882
  Corporate/Other..................................    (9,387)     (7,071)     (9,530)
                                                     --------    --------    --------
          Total....................................  $ 24,160    $ 17,546    $ 26,882
                                                     ========    ========    ========
Reconciling items:
  Other expense, net...............................  $  2,376    $  4,513    $  2,696
  Interest expense (income), net...................     1,233         543        (846)
  Special (credits) charges, net...................      (414)     33,969          --
                                                     --------    --------    --------
  Income (loss) before income taxes................  $ 20,965    $(21,479)   $ 25,032
                                                     ========    ========    ========
Identifiable assets:
  Therapeutic Products.............................  $ 36,585    $ 83,738    $ 94,212
  Diagnostic Products..............................    64,879      58,681      12,016
  Corporate/Other..................................    30,031      14,479      41,103
                                                     --------    --------    --------
  Total............................................  $131,495    $156,898    $147,331
                                                     ========    ========    ========
Capital expenditures:
  Therapeutic Products.............................  $  4,016    $  1,691    $  4,439
  Diagnostic Products..............................     5,291      14,600         730
  Corporate/Other..................................       253          --          --
                                                     --------    --------    --------
  Total............................................  $  9,560    $ 16,291    $  5,169
                                                     ========    ========    ========

     "Corporate and Other" includes general corporate overhead expenses other than those directly attributable to an operating segment and other operations that do not otherwise meet the SFAS No. 131 criteria for disclosure. Identifiable assets of each segment consist primarily of accounts receivable, inventories, goodwill and other intangible assets and property and equipment. Corporate assets generally consist of cash and cash equivalents and other unallocated assets.

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

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

                                                       2000        1999        1998
                                                     --------    --------    --------
Net sales to unaffiliated customers:
  United States....................................  $101,192    $ 99,399    $ 77,596
  Germany..........................................    26,110      11,147      17,723
  Other foreign....................................    20,458      19,198      27,753
                                                     --------    --------    --------
                                                     $147,760    $129,744    $123,072
                                                     ========    ========    ========
Long-lived assets:
  United States....................................  $ 56,341    $ 72,113    $ 68,842
  United Kingdom...................................     6,961       4,920       5,473
                                                     --------    --------    --------
                                                     $ 63,302    $ 77,033    $ 74,315
                                                     ========    ========    ========

14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The quarterly results of operations for the fiscal years ended December 31, 2000 and December 26, 1999, respectively, are as follows (in thousands, except per share amounts):

                                                     FIRST    SECOND     THIRD    FOURTH
                                                    -------   -------   -------   -------
2000
Net sales.........................................  $36,335   $41,896   $38,708   $30,821
Gross profit......................................   10,002    11,909    12,014    12,722
Special (credits) charges, net (Note 3)...........      151     1,610      (550)   (1,625)
Net income........................................    2,373     2,004     3,778     4,762
Basic earnings per share(1).......................     0.10      0.09      0.17      0.21
Diluted earnings per share(1).....................     0.10      0.09      0.16      0.21

                                                     FIRST    SECOND     THIRD    FOURTH
                                                    -------   -------   -------   -------
1999
Net sales.........................................  $39,532   $32,108   $16,530   $41,574
Gross profit......................................   11,911     9,190     3,829    10,657
Special charges, net (Note 3).....................       --        --     8,575    25,394
Net income (loss).................................    4,077     2,393    (6,767)  (15,165)
Basic earnings (loss) per share(1)................     0.17      0.10     (0.29)    (0.68)
Diluted earnings (loss) per share(1)..............     0.16      0.10     (0.29)    (0.68)

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

     The following table summarizes the quarterly pro forma results of operations for the years ended December 31, 2000 and 1999, respectively as if the sale of Seramed (Note 3) and receipt of proceeds from the sale occurred on December 28, 1998 (the first day of the Company's 1999 fiscal year). These results do not purport to represent what the results of operations for the Company would actually have been if the sale had occurred on the date referred to above or to be indicative of the future results of operations of the Company.

                                                     FIRST      SECOND     THIRD      FOURTH
                                                    --------   --------   --------   --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2000
Net sales.........................................  $16,806    $23,197    $25,116    $27,667
Gross profit......................................    8,905     11,883     11,664     13,652
Special (credits) charges, net (Note 3)...........      151        104         (5)    (1,949)
Net income........................................    2,307      3,562      3,546      5,971
Basic earnings per share(1).......................     0.10       0.15       0.16       0.26
Diluted earnings per share(1).....................     0.10       0.15       0.15       0.26

                                                     FIRST      SECOND     THIRD      FOURTH
                                                    --------   --------   --------   --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1999
Net sales.........................................  $22,046    $17,120    $10,152    $18,822
Gross profit......................................   11,283      8,517      4,437      9,029
Special charges, net (Note 3).....................       --         --      8,575        521
Net income (loss).................................    4,164      2,338     (5,740)     2,384
Basic earnings (loss) per share(1)................     0.17       0.10      (0.25)      0.11
Diluted earnings (loss) per share(1)..............     0.16       0.09      (0.25)      0.10

- ---------------
(1) Basic and diluted earnings (loss) per share is computed independently for each of the quarters presented. As such, the summation of the quarterly amounts may not equal the total basic and diluted earnings (loss) per share reported for the year.

                            SEROLOGICALS CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

     An analysis of the allowance for doubtful accounts for the three years ended December 31, 2000 is as follows (in thousands):

                                      BALANCE AT      CHARGED      CHARGED                  BALANCE
                                     BEGINNING OF     TO COSTS     TO OTHER                AT END OF
                                        PERIOD      AND EXPENSES   ACCOUNTS   DEDUCTIONS    PERIOD
                                     ------------   ------------   --------   ----------   ---------
Year Ended December 31, 2000.......     $1,034           --             --       (284)      $  750
Year Ended December 26, 1999.......        784          647             51(a)    (448)       1,034
Year Ended December 27, 1998.......        532          252             --         --          784

- ---------------

(a) Reserve established upon purchase of Serologicals Proteins on December 29, 1998