Form 10-Q
period 2001-04-01
SEROLOGICALS CORP
filed 2001-05-14
CIK 767673

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended April 1, 2001

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from            to            .
                                             ----------    -----------

Commission file Number: 0-26126
                        -------

                            SEROLOGICALS CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                   Delaware                                  58-2142225
        (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                   Identification Number)

            5655 Spalding Drive
              Norcross, Georgia                                 30092
            (Address of principal                             (Zip Code)
             executive offices)

                                 (678) 728-2000
               (Registrant's Telephone Number Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days.

                                  Yes [X] No[ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                 Class                             Outstanding at May 7, 2001
                 -----                             --------------------------
Common Stock, $.01 par value per share                     23,503,737

                                      INDEX

                    SEROLOGICALS CORPORATION AND SUBSIDIARIES

PART I.

Item 1. Financial Statements (Unaudited)

   Consolidated Balance Sheets -
        April 1, 2001 and December 31, 2000.............................      3

   Consolidated Statements of Income -
        For the quarters ended April 1, 2001 and March 26, 2000.........      4

   Consolidated Statements of Cash Flows -
        For the quarters ended April 1, 2001 and March 26, 2000.........      5

   Notes to Consolidated Financial Statements...........................   6-10

Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations..................................  10-14

Item 3. Quantitative and Qualitative Disclosures about Market Risk......     14


PART II.

Item 1. Legal Proceedings...............................................     15

Item 6. Exhibits and Reports on Form 8-K................................     15

SIGNATURES...............................................................    15

PART I.

ITEM 1. FINANCIAL STATEMENTS

                    SEROLOGICALS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                              April 1,      December 31,
                                                                2001            2000
                                                             ----------     ------------
                        ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ...........................      $   37,149      $   22,492
  Trade accounts receivable, net ......................          13,653          13,127
  Inventories .........................................          21,004          21,186
  Income tax receivable ...............................           2,309           3,937
  Other current assets ................................           3,761           7,172
                                                             ----------      ----------
    Total current assets ..............................          77,876          67,914
                                                             ----------      ----------
PROPERTY AND EQUIPMENT, net ...........................          33,149          32,952
                                                             ----------      ----------
OTHER ASSETS:
  Goodwill, net .......................................          28,245          28,628
  Other, net ..........................................           1,612           2,001
                                                             ----------      ----------
    Total other assets ................................          29,857          30,629
                                                             ----------      ----------
                                                             $  140,882      $  131,495
                                                             ==========      ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of capital lease obligations .....      $        8      $       13
  Accounts payable ....................................           2,818           3,280
  Accrued liabilities .................................           7,269           7,798
  Deferred revenue ....................................           1,280              33
                                                             ----------      ----------
    Total current liabilities .........................          11,375          11,124
                                                             ----------      ----------
DEFERRED INCOME TAXES .................................           1,081           1,336
                                                             ----------      ----------
OTHER LIABILITIES .....................................             328             328
                                                             ----------      ----------
STOCKHOLDERS' EQUITY:
  Common stock ........................................             266             261
  Additional paid-in capital ..........................         103,132          97,420
  Retained earnings ...................................          45,553          41,170
  Accumulated other comprehensive loss ................            (853)           (144)
  Less: treasury stock, at cost .......................         (20,000)        (20,000)
                                                             ----------      ----------
    Total stockholders' equity ........................         128,098         118,707
                                                             ----------      ----------
                                                             $  140,882      $  131,495
                                                             ==========      ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                    SEROLOGICALS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                     QUARTER ENDED
                                                             ------------------------------
                                                               April 1,         March 26,
                                                                 2001              2000
                                                             ------------      ------------

Net sales .............................................      $     26,458      $     36,335
Costs and expenses:
  Cost of sales .......................................            13,786            26,333
  Selling, general and administrative expenses ........             5,696             4,925
  Other expense, net ..................................               271               795
  Interest (income) expense, net ......................              (363)              422
  Special charges .....................................                --               151
                                                             ------------      ------------

Income before income taxes ............................             7,068             3,709
Provision for income taxes ............................             2,686             1,336
                                                             ------------      ------------

Net income ............................................      $      4,382      $      2,373
                                                             ============      ============

Net income per common share:
  Basic                                                      $       0.19      $       0.10
                                                             ============      ============
  Diluted                                                    $       0.18      $       0.10
                                                             ============      ============

Weighted average shares:
  Basic                                                        23,233,566        22,793,325
                                                             ============      ============
  Diluted                                                      23,866,712        23,495,275
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

                    SEROLOGICALS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                          QUARTER ENDED
                                                                                      ----------------------
                                                                                      April 1,     March 26,
                                                                                        2001          2000
                                                                                      --------      --------

OPERATING ACTIVITIES:
  Net income ...................................................................      $  4,382      $  2,373
  Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization ................................................         1,420         2,093
  Loss on disposal of assets ...................................................            39            --
  Tax benefit from exercise of stock options ...................................         1,079         2,336
  Non-cash special charges .....................................................            --           151
  Changes in operating assets and liabilities:
      Trade accounts receivable, net ...........................................          (526)        6,797
      Inventories ..............................................................           182        (1,042)
      Income tax receivable ....................................................           549        (3,397)
      Other current assets .....................................................         3,411         1,921
      Accounts payable .........................................................          (462)        1,832
      Accrued liabilities ......................................................          (529)       (3,315)
      Deferred revenue .........................................................         1,247            --
      Other, net ...............................................................          (272)         (116)
                                                                                      --------      --------

      Total adjustments ........................................................         6,138         7,260
                                                                                      --------      --------

         Net cash provided by operating activities .............................        10,520         9,633
                                                                                      --------      --------

INVESTING ACTIVITIES:
  Purchases of property and equipment ..........................................        (1,575)       (1,169)
                                                                                      --------      --------

         Net cash used in investing activities .................................        (1,575)       (1,169)
                                                                                      --------      --------

FINANCING ACTIVITIES:
  Net repayments on revolving line of credit ...................................            --       (11,705)
  Payments on capital lease obligations ........................................            (5)           (5)
  Proceeds from employee stock plans ...........................................         5,717         2,104
                                                                                      --------      --------

         Net cash provided by (used in) financing activities ...................         5,712        (9,606)
                                                                                      --------      --------

Net increase (decrease) in cash and cash equivalents ...........................        14,657        (1,142)
Cash and cash equivalents, beginning of period .................................        22,492         3,294
                                                                                      --------      --------

Cash and cash equivalents, end of period .......................................      $ 37,149      $  2,152
                                                                                      ========      ========

SUPPLEMENTAL DISCLOSURES:
Interest paid                                                                         $     80      $    541
Taxes paid                                                                            $    729      $     77

        The accompanying notes are an integral part of these consolidated financial statements.

                    SEROLOGICALS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  APRIL 1, 2001
                                   (UNAUDITED)

FORWARD LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which generally can be identified by the use of forward looking terminology such as "may," "will," "expect," "anticipate," "intend," "estimate," "plan," "believe," or "continue" or the negative thereof or other variations thereon or similar terminology. These forward-looking statements include, without limitation, the level of capital expenditures during 2001; and the sufficiency of capital and liquidity to fund operations, capital expenditures, and acquisitions. These forward looking statements are subject to certain risks and uncertainties, such as changes in the economy or market conditions, changes in financial, banking and capital markets, changes in customers' needs or abilities to manufacture products, changes in government policy or regulations, the ability to attract and retain qualified donors, and other factors discussed in Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, which could cause actual results to differ materially.

1.       ORGANIZATION AND BASIS OF PRESENTATION

         Organization

         Serologicals Corporation (together with its subsidiaries, the "Company" or "Serologicals") is a worldwide provider of biological products to life science companies. The Company's products are used in the further development of diagnostic, vaccine and therapeutic products. The Company provides value-added antibody based products that are used as the active ingredients in therapeutic products for the treatment and management of diseases such as Rh incompatibility in newborns, rabies and hepatitis, and in diagnostic products such as blood typing reagents and diagnostic test kits. Additionally, the Company, through its protein fractionation facility, provides a variety of proteins used in the manufacturing of diagnostic reagents and cell culture media components for use as additives in biotech products.

         As of May 7, 2001, the Company conducted its operations through a national network of 17 donor centers that specialize in the collection of specialty antibodies. The Company also operates laboratories in the United States and in Scotland, two U.S. Food and Drug Administration ("FDA") licensed monoclonal antibody manufacturing facilities in Scotland, and a FDA-registered blood protein fractionation facility located in Kankakee, Illinois.

         Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements include the accounts of Serologicals and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, to present fairly Serologicals' financial position, results of operations and cash flows at the dates and for the periods presented. Interim results of operations are not necessarily indicative of results to be expected for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2000 and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

         The following table sets forth the calculation of basic and diluted earnings per share for the quarters ended April 1, 2001 and March 26, 2000, respectively:

(in thousands, except per share amounts)                                    Quarter Ended
                                                                        ----------------------
                                                                        April 1,     March 26,
                                                                          2001          2000
                                                                        --------     ----------

Basic earnings per share:
  Net income                                                            $  4,382      $  2,373
  Weighted average shares of common stock outstanding                     23,234        22,793
                                                                        --------      --------
    Net income per share                                                $   0.19      $   0.10
                                                                        ========      ========

Diluted earnings per share:
  Net income                                                            $  4,382      $  2,373
  Plus: interest expense on convertible indebtedness, net of tax              --            17
                                                                        --------      --------
    Net income, as adjusted                                             $  4,382      $  2,390
                                                                        --------      --------

  Weighted average shares of common stock outstanding                     23,234        22,793
  Effect of dilutive securities:
    Stock options and warrants                                               623           520
    Convertible indebtedness                                                  --           182
    Common stock awards                                                       10            --
                                                                        --------      --------
  Weighted average shares of common stock outstanding,
     including dilutive instruments                                       23,867        23,495
                                                                        --------      --------
    Net income per share                                                $   0.18      $   0.10
                                                                        ========      ========

         For the quarters ending April 1, 2001 and March 26, 2000, the effect of diluted shares totaling approximately 719,000 shares and 2,122,000 shares, respectively, were excluded from the calculation of diluted shares outstanding as the option price exceeded the average market price for the Company's stock during the period and thus their effect was anti-dilutive.

         Comprehensive Income

         The following table sets forth the calculation of comprehensive income for the periods indicated below (in thousands):

                                                                      Quarter Ended
                                                                 -----------------------
                                                                 April 1,      March 26,
                                                                   2001          2000
                                                                 --------      ---------

         Net income, as reported                                 $  4,382      $  2,373
         Other comprehensive loss, net of tax
              Foreign currency translation adjustments               (431)          (73)
                                                                 --------      --------
         Other comprehensive loss                                    (431)          (73)
                                                                 --------      --------
         Comprehensive income                                    $  3,951      $  2,300
                                                                 ========      ========

         Recent Accounting Pronouncements

         The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No.133"), as amended, on January 1, 2001. SFAS No. 133 requires derivative instruments to be recorded on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in values of derivatives must be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting, as defined. The adoption of SFAS No. 133 did not have a material effect on the financial position or results of operations of the Company.



2.       LIABILITY FOR SPECIAL CHARGES


         The following table summarizes the activity in the accrual for termination benefits through April 1, 2001:

         (in thousands)

                                      ADDITIONS
                                      TO RESERVE
                            BALANCE,  CHARGED TO    CASH              BALANCE
        DESCRIPTION         12/31/00   EXPENSE    PAYMENTS   OTHER    4/01/01
        -----------         --------  ----------  --------   -----    -------

Employee termination costs    $ 470      $ ---     $(200)     $ --     $ 270

         The remaining liability is included in "Accrued liabilities" in the Consolidated Balance Sheets, and will be paid during 2001.

3.       DIVESTITURE OF BUSINESS

         On August 21, 2000, the Company completed the sale of substantially all of the long-term assets of its Seramed, Inc. subsidiary and its subsidiaries (collectively, "Seramed"). The results of operations of Seramed were previously reported in the Therapeutic Products segment. See Note 3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 for additional information related to the divestiture. The following table summarizes the results of operations for Seramed as included in the Consolidated Statement of Income for the quarter ended March 26, 2000 (in thousands):

         Net sales.............................................    $ 19,528
         Gross profit..........................................       1,096
         Selling, general and administrative expenses(1).......         143
         Other expense, net....................................         446
         Income before income taxes............................         507

         (1) Does not include allocation of corporate overhead.

         The following table summarizes the results of Serologicals on a pro forma basis for the quarter ended March 26, 2000. These results do not purport to represent what the results of operations for Serologicals would actually have been if the sale had occurred on the date referred to above or to be indicative of the future results of operations of Serologicals (in thousands, except per share amounts).

         Net sales.............................................      $ 16,806
         Gross profit..........................................         8,905
         Special charges.......................................           151
         Net income............................................         2,307
         Basic earnings per share..............................          0.10
         Diluted earnings per share............................          0.10

4.       SEGMENT INFORMATION

         Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"), requires the reporting of information about operating segments in annual financial statements and requires selected information in interim financial reports. Selected financial information is reported below for the three months ended April 1, 2001 and March 26, 2000 (in thousands):

                                                                     Quarter Ended
                                                                -----------------------
                                                                April 1,      March 26,
                                                                  2001          2000
                                                                --------      ---------

                  Net sales-unaffiliated customers:
                    Therapeutic Products                        $ 14,699      $ 26,446
                    Diagnostic Products                           11,759         9,889
                                                                --------      --------
                    Total                                       $ 26,458      $ 36,335
                                                                ========      ========

                  Segment operating income (loss):
                    Therapeutic Products                        $  4,764      $  3,372
                    Diagnostic Products                            4,412         3,793
                    Corporate/Other                               (2,200)       (2,088)
                                                                --------      --------
                    Total                                          6,976         5,077
                                                                --------      --------

                  Reconciling items:
                    Other expense, net                               271           795
                    Interest (income) expense, net                  (363)          422
                    Special charges                                   --           151
                                                                --------      --------
                  Income before income taxes                    $  7,068      $  3,709
                                                                ========      ========

         Segment operating income (loss) is defined as earnings before income taxes, interest, amortization, foreign currency gains and losses, special charges and other non-operating income and expenses. "Corporate and other" includes general corporate expenses other than those directly attributable to an operating segment. The Company had no intersegment sales during 2001 or 2000.

5.       COMMITMENTS AND CONTINGENCIES

         Litigation

         The Company is involved in certain litigation arising in the ordinary course of business. In management's opinion, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

         During 2000, twelve complaints were filed against the Company and certain of its current and former executive officers and directors which allege violations of the Securities Exchange Act of 1934, including Sections 10(b) and 20(a) thereof and Rule 10b-5 promulgated thereunder. During the third quarter of 2000, the complaints were consolidated and a lead plaintiff was named. A consolidated complaint was filed on October 10, 2000 which also seeks the court's certification of the litigation as class action on behalf of all purchases of the Company's stock between April 27, 1999 and April 10, 2000. On November 30, 2000, the Company and the other defendants filed a motion to dismiss the consolidated complaint. On January 17, 2001, the plaintiff filed an opposition to the motion to dismiss. On April 20, 2001, a hearing was held on the motion to dismiss. The Court has not yet ruled on the defendants' motion to dismiss the complaint. Although the Company considers all of the claims in the consolidated complaint to be without merit and intends to defend the lawsuits vigorously, management is unable to predict at this time the final outcome of these claims.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company is a worldwide provider of biological products to life science companies. The Company's products are used in the further development of diagnostic, vaccine and therapeutic products. The Company provides value-added antibody-based products that are used as the active ingredients in therapeutic products for the treatment and management of diseases such as Rh incompatibility in newborns, rabies and hepatitis and in diagnostic products such as blood typing reagents and diagnostic test kits. As of May 7, 2001, the Company conducted its operations through a national network of 17 donor centers that specialize in the collection of specialty human antibodies. The Company operates a protein fractionation facility in Kankakee, Illinois ("Serologicals Proteins", or "Proteins") that provides a variety of proteins used in diagnostic reagents and cell culture media components for use as additives in biotech products. A number of these products, such as bovine serum albumin ("BSA"), are primarily supplied to life science companies for use in diagnostic reagents. Proteins also provides a line of highly purified animal proteins known as cell culture media components that are used primarily by biopharmaceutical and biotechnology companies as nutrient additives in cell culture media. One example of these media components is EX-CYTE(R), which is produced through a patented manufacturing process. Additionally, the Company operates two monoclonal antibody manufacturing facilities in Scotland which are engaged in the development, manufacturing and sale of monoclonal antibodies and related products such as red cells.

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

                                                            Quarter Ended
                                                        ---------------------
                                                        April 1,    March 26,
                                                          2001        2000
                                                        --------    ---------

Net sales                                                100.0%      100.0%
Gross profit                                              47.9        27.5
Selling, general and administrative expenses              21.5        13.6
Net income                                                16.6         6.5

         The results of operations for the quarter ended March 26, 2000 include the results of Seramed, which was divested in August 2000 as previously discussed. All of the consolidated and Therapeutic Products segment information discussed below is impacted by the divestiture.

Quarters Ended April 1, 2001 and March 26, 2000

NET SALES

Consolidated

         Consolidated net sales decreased approximately $9.9 million, or 27%, from $36.3 million in 2000 to $26.5 million in 2001. The decrease was primarily attributable to the sales contribution of $19.5 million from Seramed in 2000, offset by increases in sales of specialty antibodies and diagnostic and bioscience products. Excluding the results of Seramed, net sales increased $9.6 million, or 57% from the prior year.

Therapeutic Products

         Net sales of Therapeutic Products totaled $14.7 million, a decrease of approximately $11.7 million, or 44%, from the prior year. This decrease was due to the decreased sales of non-specialty antibodies resulting from the Seramed divestiture, offset by a $7.1 million increase in sales of specialty antibodies. All three of the Company's specialty antibody products (anti-D, anti-hepatitis and anti-rabies) contributed to the year over year increase with sales increases in excess of $2 million for each product. The increases were attributable to increased demand for each of the products in general, while a portion of the increase in anti-rabies was attributable to timing, as some sales originally scheduled for the fourth quarter of 2000 were delayed until the first quarter of 2001. Additionally, during the first quarter of 2000, the Company was increasing production of anti-hepatitis to meet demand for the product, therefore resulting in a positive year-over-year increase for the product line. Excluding the results of Seramed during 2000, net sales increased $7.8 million, or 112%, from $6.9 million in 2000 to $14.7 million in 2001.

Diagnostic Products

         Net sales of Diagnostic Products increased approximately $1.9 million, or 19%, from $9.9 million in 2000 to $11.8 million in 2000, primarily as a result of increased sales of monoclonal antibodies, as well as higher sales of certain blood protein products. Sales of monoclonal antibodies and related products increased $1.3 million, or 39%, from $3.2 million to $4.5 million. Sales of blood protein products increased approximately $400,000, or 8%, primarily as a result of increased sales of EX-CYTE(R). Sales of other blood protein products, primarily bovine serum albumin, were relatively unchanged, due to a general softening in the demand for BSA versus the same period of last year. Sales of primarily human-sourced antibodies used in blood typing reagents and diagnostic test kits increased 16%, from $1.5 million in 2000 to $1.8 million in 2001.

GROSS PROFIT

Consolidated

         Consolidated gross profit increased approximately $2.7 million, or 27%, from $10.0 million in the first quarter of 2000 to $12.7 million during 2001. This increase was primarily the result of divesting the lower margin non-specialty antibody business, as net sales actually decreased $9.9 million. Gross profit as a percentage of net sales ("gross margin") increased from 28% in 2000 to 48% in the current year, primarily as a result of the impact of the divestiture. Excluding Seramed, gross profit increased 42%, or $3.8 million, from $8.9 million in 2000 to $12.7 million in 2001, while gross margins decreased from 53% to 48%, primarily a result of product mix.

Therapeutic Products

         Gross profit from Therapeutic Products increased approximately $1.4 million, or 31%, from $4.6 million in 2000 to $6.0 million in the first quarter of 2001, primarily as a result of the increased sales of specialty antibodies, offset by the divestiture of Seramed. During the first quarter of 2000, lower margin non-specialty sales represented 72% of net sales of Therapeutic Products, versus less than 2% in 2001. Gross margins on Therapeutic Products increased from 17% to 41% due primarily to the divestiture of Seramed. Excluding Seramed, gross margins decreased from 51% in the prior year to 41% in 2001, primarily because anti-D sales represented a significantly higher percentage of total pro forma sales in 2000 compared with 2001.

Diagnostic Products

         Gross profit from Diagnostic Products increased $1.2 million, or 23% from $5.4 million in the first quarter of 2000 to $6.6 million in the first quarter of 2001. The majority of the increase was attributable to increased sales, particularly of certain monoclonal antibodies used for further manufacturing use in blood typing reagents and of relatively higher margin EX-CYTE(R) compared with the prior year. Gross margins on Diagnostic Products increased from 55% in 2000 to 56% in 2001, primarily due to higher sales of EX-CYTE(R).

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Consolidated selling, general and administrative expenses increased approximately $800,000 in the first quarter of 2001, from $4.9 million in 2000 to $5.7 million in the current year. The increase was primarily attributable to higher corporate expenses, particularly higher personnel costs and increased costs associated with various incentive compensation programs.

OTHER EXPENSE, NET

         Other expense, net, which consists primarily of amortization of goodwill and other intangible assets and gains and losses from foreign currency transactions, decreased $524,000 from the prior year. The majority of the decrease was attributable to the reduction in goodwill amortization resulting from the divestiture of Seramed.

INTEREST (INCOME) EXPENSE, NET

         Interest (income) expense, net decreased $785,000, from net interest expense of $422,000 in 2000 to net interest income of $363,000 in the current year. The decrease resulted from the Company maintaining significantly higher cash balances in the first quarter of 2001 and no debt outstanding in the current year versus an average debt balance of over $26 million in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

         The following table sets forth certain indicators of financial condition and liquidity as of April 1, 2001 and December 31, 2000:

                                                        April 1,    December 31,
                                                          2001          2000
                                                        --------    ------------

Cash and cash equivalents                               $ 37,149      $ 22,492
Working capital                                           66,501        56,790
Total long-term debt and capital lease obligations             8            13
Stockholders' equity                                     128,098       118,707
Total debt to equity ratio                                    --            --

         Serologicals has three principal sources of near-term liquidity: (i) existing cash and cash equivalents; (ii) cash generated by operations, and (iii) available borrowing capacity under the revolving credit facility (the "Revolver"), which provides for a maximum borrowing capacity of $75 million. Management believes the Company's liquidity and capital resources are sufficient to meet its working capital, capital expenditure and other anticipated cash requirements over the next twelve months and may be available for use in acquisitions.

         During the first quarter of 2001, net cash provided by operating activities was $10.5 million compared with $9.6 million during the first quarter of 2000, an increase of $0.9 million. This increase was primarily attributable to an increase in net income of $2.0 million, a smaller investment in working capital of approximately $900,000 versus the prior year, offset by a reduction in the amount of tax benefits received from the exercise of employee stock options and lower depreciation and amortization charges due to the divestiture of Seramed. The decreased investment in working capital was in large part due to a decrease in income tax receivable of $549,000 compared with an increase of $3.4 million in the prior year, combined with a decrease in other assets of $3.4 million compared with a decrease of $1.9 million in the prior year, and a decrease in accrued liabilities of $529,000 compared with a decrease of $3.3 million in the prior year. These amounts were offset by an increase in accounts receivable of $526,000 compared with a decrease in accounts receivable of $6.8 million in the prior year. The prior year decrease in accounts receivable was a result of shipping a large quantity of product during the fourth quarter of 1999 that resulted in the collection of the majority of the receivables during the first quarter of 2000. The decrease in other current assets for 2001 was primarily due to the receipt of proceeds from an insurance claim that was settled in 2000, the receipt of a payroll tax related refund, and the receipt of proceeds from stock options that were exercised near the end of the year.

         Net cash used in investing activities for capital expenditures during the first quarter of 2001 was $1.6 million as compared to $1.2 million in 2000. The majority of the current year capital expenditures related to the relocation of the Company's corporate headquarters to Norcross, Georgia, and costs related to the expansion of manufacturing facilities at the Company's protein fractionation facility.

         The Company anticipates capital expenditures for the remainder of fiscal year 2001 to be approximately $8 to $10 million. Significant expected expenditures include the following: (i) completion of the buildout of the new monoclonal manufacturing facility in Scotland which was purchased during 2000;
(ii) a proposed expansion of the administrative office facilities at Serologicals Proteins, and (iii) various information systems initiatives.

         Net cash provided by financing activities was $5.7 million in 2001 compared to cash used of $9.6 million in 2000. During the first quarter of 2001, the majority of the cash provided was related to proceeds from the exercise of stock options. Financing activities for the first quarter of 2000 included $2.1 million of proceeds from the exercise of stock options, as well as repayments of borrowings on the Company's line of credit totaling $11.7 million. As of April 1, 2001, the Company had no borrowings outstanding under the Revolver.

RECENT ACCOUNTING PRONOUNCEMENTS

         The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No.133"), as amended, on January 1, 2001. SFAS No. 133 requires derivative instruments to be recorded on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in values of derivatives must be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting, as defined. The adoption of SFAS No. 133 did not have a material effect on the financial position or results of operations of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes regarding Serologicals' market risk position from the information provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The quantitative and qualitative disclosures about market risk are discussed under the caption "Market Risk" in
Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Form 10-K.

PART II.

ITEM 1. LEGAL PROCEEDINGS

         The Company is involved in certain litigation arising in the ordinary course of business. In management's opinion, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

         During 2000, twelve complaints were filed against the Company and certain of its current and former executive officers and directors which allege violations of the Securities Exchange Act of 1934, including Sections 10(b) and 20(a) thereof and Rule 10b-5 promulgated thereunder. During the third quarter of 2000, the complaints were consolidated and a lead plaintiff was named. A consolidated complaint was filed on October 10, 2000 which also seeks the court's certification of the litigation as class action on behalf of all purchases of the Company's stock between April 27, 1999 and April 10, 2000. On November 30, 2000, the Company and the other defendants filed a motion to dismiss the consolidated complaint. On January 17, 2001, the plaintiff filed an opposition to the motion to dismiss. On April 20, 2001, a hearing was held on the motion to dismiss. The Court has not yet ruled on the defendants' motion to dismiss the complaint. Although the Company considers all of the claims in the consolidated complaint to be without merit and intends to defend the lawsuits vigorously, management is unable to predict at this time the final outcome of these claims.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits (numbered in accordance with Item 601 of Regulation
                  S-K):

                  None.

         b.       Reports on Form 8-K:

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SEROLOGICALS CORPORATION
                                          --------------------------------------
                                          (Registrant)


Date: May 11, 2001                    By: /s/ Peter J. Pizzo, III
                                          --------------------------------------
                                              Peter J. Pizzo, III
                                              Vice President/Chief Financial
                                              Officer (Principal Financial and
                                              Accounting Officer)