Form 10-Q
period 2001-07-01
SEROLOGICALS CORP
filed 2001-08-13
CIK 767673

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended July 1, 2001

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to __________.

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

                                Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                Class                              Outstanding at August 8, 2001
                -----                              -----------------------------
Common Stock, $.01 par value per share                      23,985,595

                                     INDEX

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES



PART 1.
-------

Item 1. Financial Statements (Unaudited)

  Consolidated Balance Sheets -
    July 1, 2001 and December 31, 2001.........................................3

  Consolidated Statements of Income -
    For the three and six months ended July 1, 2001 and June 25, 2000..........4

  Consolidated Statements of Cash Flows -
    For the six months ended July 1, 2001 and June 25, 2000....................5

  Notes to Consolidated Financial Statements................................6-11

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations................................12-18

Item 3. Quantitative and Qualitative Disclosure about Market Risk.............19


PART II.
--------

Item 1. Legal Proceedings.....................................................19

Item 4. Submission of Matters to a Vote of Security Holders...................19

Item 6. Exhibits and Reports on Form 8-K......................................19

SIGNATURES....................................................................20
----------

PART I.

ITEM 1. FINANCIAL STATEMENTS

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                JULY 1,                   DECEMBER 31,
                                                                 2001                         2000
                                                               --------                   ------------
                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ............................       $ 39,066                     $ 22,492
  Trade accounts receivable, net .......................         17,490                       13,127
  Inventories ..........................................         20,750                       21,186
  Income tax receivable ................................          4,662                        3,937
  Other current assets .................................          5,143                        7,172
                                                               --------                     --------
  Total current assets .................................         87,111                       67,914
                                                               --------                     --------
PROPERTY AND EQUIPMENT, net ............................         33,073                       32,952
                                                               --------                     --------
OTHER ASSETS:
  Goodwill, net ........................................         27,897                       28,628
  Other, net ...........................................          1,528                        2,001
                                                               --------                     --------
  Total other assets ...................................         29,425                       30,629
                                                               --------                     --------
                                                               $149,609                     $131,495
                                                               ========                     ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of capital lease obligations ......       $      4                     $     13
  Accounts payable .....................................          1,986                        3,280
  Accrued liabilities ..................................          5,967                        7,798
  Deferred revenue .....................................            343                           33
                                                               --------                     --------
  Total current liabilities ............................          8,300                       11,124
                                                               --------                     --------
DEFERRED INCOME TAXES ..................................            927                        1,336
                                                               --------                     --------
OTHER LIABILITIES ......................................            328                          328
                                                               --------                     --------
STOCKHOLDERS' EQUITY:
  Common stock .........................................            270                          261
  Additional paid-in capital ...........................        110,120                       97,420
  Retained earnings ....................................         50,378                       41,170
  Accumulated other comprehensive loss .................           (714)                        (144)
  Less: treasury stock, at cost ........................        (20,000)                     (20,000)
                                                               --------                     --------
  Total stockholders' equity ...........................        140,054                      118,707
                                                               --------                     --------
                                                               $149,609                     $131,496
                                                               ========                     ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED                   SIX MONTHS ENDED
                                             -----------------------------       -----------------------------
                                               JULY 1,          JUNE 25,           JULY 1,          JUNE 25,
                                                2001              2000              2001              2000
                                             -----------       -----------       -----------       -----------
Net sales ..............................     $    27,181       $    41,896       $    53,639       $    78,232
Costs and expenses:
  Cost of sales ........................          13,744            29,987            27,530            56,320
  Selling, general and administrative
    expenses ...........................           5,772             5,954            11,468            10,879
  Interest (income) expense, net .......            (349)              463              (712)              886
  Other expense, net ...................             312               751               583             1,546
  Special charges, net .................             163             1,610               163             1,761
                                             -----------       -----------       -----------       -----------
Income before income taxes .............           7,539             3,131            14,607             6,840
Provision for income taxes .............           2,714             1,127             5,400             2,462
                                             -----------       -----------       -----------       -----------

Net income .............................     $     4,825       $     2,004       $     9,207       $     4,378
                                             ===========       ===========       ===========       ===========

Net income per common share:
  Basic ................................     $      0.20       $      0.09       $      0.39       $      0.19
                                             ===========       ===========       ===========       ===========
  Diluted ..............................     $      0.20       $      0.09       $      0.38       $      0.19
                                             ===========       ===========       ===========       ===========

Weighted average shares:
  Basic ................................      23,682,859        23,119,166        23,458,212        22,956,246
                                             ===========       ===========       ===========       ===========
  Diluted ..............................      24,428,283        23,386,761        24,162,441        23,428,237
                                             ===========       ===========       ===========       ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                         SIX MONTHS ENDED
                                                                      -----------------------
                                                                      JULY 1,        JUNE 25,
                                                                       2001            2000
                                                                      -------        --------
OPERATING ACTIVITIES:
 Net income.......................................................    $ 9,207        $  4,378
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization..................................      2,916           3,962
   Loss on disposal of assets.....................................         39              --
   Tax benefit from exercise of stock options.....................      2,761           2,342
   Non-cash special (credits) charges.............................       (762)          1,761

 Changes in operating assets and liabilities:
  Trade accounts receivable.......................................     (4,363)          3,919
  Inventories.....................................................        436           2,116
  Income tax receivable...........................................       (725)          1,340
  Other current assets............................................      2,029             184
  Accounts payable................................................     (1,294)           (803)
  Accrued liabilities.............................................     (1,069)         (5,449)
  Deferred revenue................................................        310          (1,385)
  Other, net......................................................       (239)           (851)
                                                                      -------        --------
  Total adjustments...............................................         39           7,136
                                                                      -------        --------
    Net cash provided by operating activities.....................      9,246          11,514
                                                                      -------        --------

INVESTING ACTIVITIES:
 Purchases of property and equipment..............................     (2,611)         (2,437)
                                                                      -------        --------
    Net cash used in investing activities.........................     (2,611)         (2,437)
                                                                      -------        --------

FINANCING ACTIVITIES:
 Net repayments on revolving line of credit.......................         --          (9,409)
 Payments on capital lease obligations............................         (9)            (14)
 Repurchases of common stock......................................         --          (2,977)
 Proceeds from employee stock plans...............................      9,948           2,165
                                                                      -------        --------
    Net cash provided by (used in) financing activities...........      9,939         (10,235)
                                                                      -------        --------

Net increase (decrease) in cash and cash equivalents..............     16,574          (1,158)
Cash and cash equivalents, beginning of period....................     22,492           3,294
                                                                      -------        --------
Cash and cash equivalents, end of period..........................    $39,066        $  2,136
                                                                      =======        ========
SUPPLEMENTAL DISCLOSURES:
Interest Paid                                                         $   135        $  1,111
Taxes Paid                                                            $ 4,136        $    605

  The accompanying notes are an integral part of these consolidated financial statements.

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 1, 2001
                                  (UNAUDITED)


FORWARD LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which generally can be identified by the use of forward looking terminology such as "may," "will," "expect," "anticipate," "intend," "estimate," "plan," "believe," or "continue" or the negative thereof or other variations thereon or similar terminology. These forward-looking statements include, without limitation, the demand for Bovine Serum Albumin ("BSA"); the timing of certain sales of anti-D; the timing of and sales levels of anti-rabies; the level of and timing of capital expenditures during 2001; and the sufficiency of capital and liquidity to fund operations, capital expenditures, and acquisitions. These forward looking statements are subject to certain risks and uncertainties, such as changes in the economy or market conditions, changes in financial, banking and capital markets, changes in customers' needs or abilities to manufacture products, changes in government policy or regulations, the ability to attract and retain qualified donors, and other factors discussed in
Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, which could cause actual results to differ materially.


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

         As of August 13, 2001, the Company conducted its operations through a national network of 17 donor centers that specialize in the collection of specialty antibodies. The Company operates laboratories in the United States and in Scotland, two U.S. Food and Drug Administration ("FDA") licensed monoclonal antibody manufacturing facilities in Scotland, and a FDA-registered blood protein fractionation facility located in Kankakee, Illinois.

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

     The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                            THREE MONTHS ENDED    SIX MONTHS ENDED
                                                            ------------------   ------------------
                                                            JULY 1,   JUNE 25,   JULY 1,   JUNE 25,
                                                             2001       2000      2001       2000
                                                            -------   --------   -------   --------
Basic earnings per share:
  Net income                                                $ 4,825   $ 2,004    $ 9,207   $ 4,378
  Weighted average shares of common stock outstanding        23,683    23,119     23,458    22,956
                                                            -------   -------    -------   -------
    Net income per share                                    $  0.20   $  0.09    $  0.39   $  0.19
                                                            =======   =======    =======   =======
Diluted earnings per share:
  Net income                                                $ 4,825   $ 2,004    $ 9,207   $ 4,378
  Plus: interest expense on convertible indebtedness,
        net of tax                                               --        17         --        33
                                                            -------   -------    -------   -------
    Net income, as adjusted                                 $ 4,825   $ 2,021    $ 9,207   $ 4,411
                                                            -------   -------    -------   -------
  Weighted average shares of common stock outstanding        23,683    23,119     23,458    22,956
  Effect of dilutive securities:
    Stock options and warrants                                  734        81        694       288
    Convertible indebtedness                                     --       182         --       182
    Common stock awards                                          11         4         10         2
                                                            -------   -------    -------   -------
  Weighted average shares of common stock outstanding,
    including dilutive instruments                           24,428    23,386     24,162    23,428
                                                            =======   =======    =======   =======
    Net income per share                                    $  0.20   $  0.09    $  0.38   $  0.19
                                                            =======   =======    =======   =======

     The following shares are excluded from the calculation of dilutive earnings per share for the periods indicated as the option price exceeded the average market price for the Company's stock and thus their effect would have been anti-dilutive (in thousands):

                      THREE MONTHS ENDED    SIX MONTHS ENDED
                      ------------------   ------------------
                      JULY 1,  JUNE 25,    JULY 1,   JUNE 25,
                       2001      2000       2001       2000
                      -------  ---------   -------   --------
                       288       3,100       358      2,253

         Comprehensive Income

         The following table sets forth the calculation of the Company's comprehensive income for the periods indicated below (in thousands):

                                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                      ---------------------          ---------------------
                                                                      JULY 1,      JUNE 25,          JULY 1,      JUNE 25,
                                                                       2001          2000              2001         2000
                                                                      -------      --------          -------      --------
Net income, as reported.......................................        $4,825       $2,004            $9,207       $4,378

Other comprehensive income (loss), net of tax:
   Foreign currency translation adjustments...................           139         (395)             (570)        (468)
                                                                      ------       ------            ------       ------
Other comprehensive income (loss), net of tax.................           139         (395)             (570)        (468)
                                                                      ------       ------            ------       ------
Comprehensive income..........................................        $4,964       $1,609            $8,637       $3,910
                                                                      ======       ======            ======       ======

         Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes Accounting Principles Board ("APB"), Opinion No. 16, and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." This Standard prescribes the accounting principles for business combinations and requires that all business combinations be accounted for using the purchase method of accounting. This Standard is effective for all business combinations initiated after June 30, 2001.

         SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets." This Standard prescribes the accounting practices for acquired goodwill and other intangible assets. Under this Standard, goodwill will no longer be amortized to earnings, but instead will be reviewed periodically (at least annually) for impairment. During the first six months of 2001, the Company recorded goodwill amortization expense totaling $731,000. The Company will continue to amortize goodwill acquired prior to June 30, 2001 until the adoption date, however, goodwill related to acquisitions subsequent to June 30, 2001 will not be amortized. The Company will adopt this Standard on December 31, 2001. The adoption of this Standard is not expected to have a material impact on the Company's financial position or results of operations.

2.       SPECIAL CHARGES, NET

         During the second quarter of 2001, the Company reversed approximately $762,000 of previously accrued amounts related to the cancellation of a software development contract. These costs had been accrued in 1999 as a component of a $4.2 million charge to write off previously capitalized costs and accrue for estimated remaining costs related to the cancelled project. During the second quarter of 2001, the Company received a favorable ruling in its arbitration case with the third party vendor in which the arbitrator ruled that the Company has no further obligations to the vendor.

         Additionally, during the second quarter of 2001, the Company wrote off approximately $925,000 of incremental external due diligence costs related to the evaluation of a potential acquisition that the Company believes is not probable of being completed.

         During the second quarter of 2000, the Company recorded special charges totaling $1.6 million related to the divestiture of its Seramed, Inc. subsidiary and its subsidiaries (collectively, "Seramed"), which was completed on August 21, 2000 (Note 3). The charges included an asset impairment write-down, as well as costs associated with the divestiture of Seramed. Included in these costs were various employee termination costs.

     The following table summarizes the activity in the accrual for termination benefits through July 1, 2001:

                                               ADDITIONS
                                               TO RESERVE
                             BALANCE,          CHARGED TO          CASH                        BALANCE,
DESCRIPTION                  12/31/00           EXPENSE          PAYMENTS          OTHER       7/01/01
-------------------------------------------------------------------------------------------------------
Employee termination costs     $470               $--             $(353)            $--          $117

     The remaining liability, which relates to three individuals, is included in "Accrued liabilities" in the Consolidated Balance Sheets, and will be paid during 2001.

3.       DIVESTITURE OF BUSINESS

     On August 21, 2000, the Company completed the sale of substantially all of the long-term assets of Seramed, which operated 47 donor centers that primarily collected source plasma. The results of operations of Seramed were previously reported in the Therapeutic Products segment. See Note 3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 for additional information related to the divestiture. The following table summarizes the results of operations for Seramed as included in the Consolidated Statements of Income for the three and six months ended June 25, 2000 (in thousands):

                                                             THREE        SIX
                                                             MONTHS      MONTHS
                                                            -------     -------
     Net sales...........................................   $18,699     $38,228
     Gross profit........................................        26       1,123
     Selling, general and administrative expenses(1).....       143         286
     Other expense, net..................................       406         853
     Special charges, net................................     1,506       1,506
     Loss before income taxes............................    (2,029)     (1,522)

     (1) Does not include allocation of corporate overhead.

     The following table summarizes the results of Serologicals on a pro forma basis for the three and six months ended June 25, 2000. These results do not purport to represent what the results of operations for Serologicals would actually have been or to be indicative of the future results of operations of Serologicals (in thousands, except per share amounts).

                                                             THREE        SIX
                                                             MONTHS      MONTHS
                                                            -------     -------
     Net sales...........................................   $23,197     $40,003
     Gross profit........................................    11,883      20,788
     Special charges.....................................       104         255
     Net income..........................................     3,562       5,869
     Basic earnings per share............................      0.15        0.25
     Diluted earnings per share..........................      0.15        0.25

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

    The activities of the Therapeutic Products segment primarily include the collection and sale of specialty human antibodies that are used as the active ingredients in therapeutic products for the treatment and management of various diseases. Prior to August 2000, the Company also operated 47 donor centers specializing in the collection of source plasma. In August 2000 the Company divested substantially all of the long-term assets of its source plasma business, the results of which are included in the Therapeutic Products segment. The activities of the Diagnostic Products segment include the Company's monoclonal antibody production facilities and certain human-sourced, polyclonal antibodies. While an increasing number of Proteins' products (such as EX-CYTE(R)) are being used in therapeutic end products, the management of this business is performed within the Company's diagnostic business unit and, accordingly, is included in the Diagnostic Products reportable business segment. The antibodies and other proteins provided by the Diagnostic Products segment are used in diagnostic products such as blood typing reagents and diagnostic test kits and as nutrient additives in biotech products.

    Selected financial information is reported below for the three and six months ended July 1, 2001 and June 25, 2000 (in thousands):

                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                               -----------------------      -----------------------
                                               JULY 1,        JUNE 25,      JULY 1,        JUNE 25,
                                                2001            2000         2001            2000
                                               -------        --------      -------        --------
Net sales-unaffiliated customers:
  Therapeutic Products.....................    $12,835        $29,613       $27,534        $56,060
  Diagnostic Products......................     14,346         12,283        26,105         22,172
                                               -------        -------       -------        -------
  Total....................................    $27,181        $41,896       $53,639        $78,232
                                               =======        =======       =======        =======
Segment operating income:
  Therapeutic Products.....................    $ 3,723        $ 2,830       $ 8,487        $ 6,202
  Diagnostic Products......................      6,092          5,634        10,504          9,427
  Corporate/Other..........................     (2,150)        (2,509)       (4,350)        (4,596)
                                               -------        -------       -------        -------
  Total....................................      7,665          5,955        14,641         11,033
                                               =======        =======       =======        =======
Reconciling items:
  Interest (income) expense, net...........       (349)           463          (712)           886
  Other expense, net.......................        312            751           583          1,546
  Special charges, net.....................        163          1,610           163          1,761
                                               -------        -------       -------        -------
Income before income taxes.................    $ 7,539        $ 3,131       $14,607        $ 6,840
                                               =======        =======       =======        =======

         Segment operating income is defined as earnings before income taxes, interest, amortization, foreign currency gains and losses, special charges and credits and other non-operating income and expenses. "Corporate and Other" includes general corporate expenses other than those directly attributable to an operating segment. Serologicals had no intersegment sales during 2001 or 2000.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company is a worldwide provider of biological products to life science companies. The Company's products are used in the further development of diagnostic, vaccine and therapeutic products. The Company provides value-added antibody-based products that are used as the active ingredients in therapeutic products for the treatment and management of diseases such as Rh incompatibility in newborns, rabies and hepatitis and in diagnostic products such as blood typing reagents and diagnostic test kits. As of August 13, 2001, the Company conducted its operations through a national network of 17 donor centers that specialize in the collection of specialty human antibodies. The Company operates a protein fractionation facility in Kankakee, Illinois ("Serologicals Proteins", or "Proteins") that provides a variety of proteins used in diagnostic reagents and cell culture media components for use as additives in biotech products. A number of these products, such as bovine serum albumin ("BSA"), are primarily supplied to life science companies for use in diagnostic reagents. Proteins also provides a line of highly purified animal proteins known as cell culture media components that are used primarily by biopharmaceutical and biotechnology companies as nutrient additives in cell culture media. One example of these media components is EX-CYTE(R), which is produced through a patented manufacturing process. Additionally, the Company operates two monoclonal antibody manufacturing facilities in Scotland that are engaged in the development, manufacturing and sale of monoclonal antibodies and related products such as red cells.

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

         The activities of the Therapeutic Products segment primarily include the collection and sale of specialty human antibodies that are used as active ingredients in therapeutic products for the treatment and management of various diseases. Prior to August 2000, the Company also operated 47 donor centers specializing in the collection of source plasma. In August 2000 the Company divested substantially all of the long-term assets of its source plasma business, the results of which are included in the Therapeutic Products segment. The activities of the Diagnostic Products segment include the Company's monoclonal antibody production facilities and certain human-sourced, polyclonal antibodies. While an increasing number of Proteins' products (such as EX-CYTE(R)) are being used in therapeutic end products, the management of this business is performed with the Company's diagnostic business unit and, accordingly, is included in the Diagnostic Products reportable business segment. The antibodies and other proteins provided by the Diagnostic Products segment are used in diagnostic products such as blood typing reagents and diagnostic test kits and as nutrient additives in biotech products.

RESULTS OF OPERATIONS

     The following discussion and analysis of Serologicals' financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

The following table sets forth certain operating data of Serologicals as a percentage of net sales for the periods indicated below.

                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                            ---------------------      -------------------
                                            JULY 1,      JUNE 25,      JULY 1,    JUNE 25,
                                             2001          2000         2001        2000
                                            -------      --------      -------    --------
Net sales                                     100.0%        100.0%       100.0%      100.0%
Gross profit                                   49.4%         28.4%        48.7%       28.0%
Selling, general and administrative
  expenses                                     21.2%         14.2%        21.4%       13.9%
Net income before special charges              18.1%          7.2%        17.4%        7.0%
Net income                                     17.8%          4.8%        17.2%        5.6%

The results of operations for the quarter and year-to-date periods ended June 25, 2000 include the results of Seramed, which was divested in August 2000 as previously discussed. All of the consolidated and Therapeutic Products segment comparisons discussed below are impacted by the divestiture. Additionally, the second quarter and first half of 2001 include net sales totaling approximately $760,000 of remaining Seramed inventory which had previously been fully reserved.

Quarters Ended July 1, 2001 and June 25, 2000

NET SALES

Consolidated

     Consolidated net sales decreased approximately $14.7 million, or 35%, from $41.9 million in 2000 to $27.2 million in 2001. The decrease was primarily attributable to the decreased sales contribution of $17.9 million from Seramed, partially offset by increased sales of Diagnostic Products. Excluding Seramed from both periods, net sales increased $3.2 million, or 14%, from $23.2 million in 2000 to $26.4 million in 2001.

Therapeutic Products

     Net sales of Therapeutic Products decreased approximately $16.8 million from $29.6 million in 2000 to $12.8 million in 2001. The decrease was primarily due to the decreased sales of source plasma resulting from the Seramed divestiture. Sales of anti-hepatitis antibodies increased approximately 51% compared to the prior year, offset in part by lower sales of anti-D and anti-rabies. The decreased sales of anti-D were due in part to timing, as certain sales to a customer that were tentatively scheduled for the second quarter of 2001 have been scheduled for shipment in the fourth quarter of this year. The increased sales of anti-hepatitis reflect increased demand for the product, while the decreased sales of anti-rabies is a function of timing as sales during the second half of the year are expected to exceed sales for the second half of 2000 as general demand for this product has also increased. Excluding the results of Seramed from both periods, Therapeutic Product sales increased approximately $1.2 million, or 11%, from $10.9 million in 2000 to $12.1 million 2001.

Diagnostic Products

         Net sales of Diagnostic Products increased approximately $2.1 million, or 17%, from $12.3 million in 2000 to $14.4 million in 2001. The increase was primarily attributable to revenue growth from blood protein products. Sales of blood protein products increased approximately $2.0 million, or 30%, from $6.6 million in 2000 to $8.6 million in 2001. This increase was primarily a result of increased sales of EX-CYTE(R), which increased $2.6 million over the prior year, from $3.4 million to $6.0 million. Sales of other blood protein products, primarily BSA, decreased approximately 17% compared with the prior year, as overall demand for BSA has decreased this year. Management expects the reduced demand for BSA to continue for the remainder of the year. Net sales of monoclonal antibodies totaling approximately $4.0 million were essentially unchanged from the prior year. Excluding the impact of foreign currency, net sales of monoclonal antibodies increased approximately 10%. Additionally, sales of primarily human-sourced antibodies used in blood typing reagents and for diagnostic test kits totaled $1.7 million, unchanged from the prior year.

GROSS PROFIT

Consolidated

         Consolidated gross profit increased approximately $1.5 million, or 13%, from $11.9 million in 2000 to $13.4 million in 2001. This increase was primarily attributable to the following items: (i) the divestiture of the relatively low margin source plasma business in 2000; (ii) the impact of selling fully-reserved Seramed product during the second quarter of 2001 at a 100% margin; and (iii) increased sales of certain relatively higher margin blood protein products. Gross profit as a percentage of net sales ("gross margin") increased from 28% in 2000 to 49% in 2001. Excluding Seramed from both periods, gross margin increased approximately $640,000, or 5%, from $11.9 million in 2000 to $12.5 million in 2001. Gross margin excluding Seramed declined from 51% to 47%, primarily due to sales mix as relatively higher margin specialty antibody sales represented a lower percentage of total sales compared with the prior year.

Therapeutic Products

         Gross profit from Therapeutic Products increased approximately $550,000, or 12%, from $4.6 million in 2000 to $5.1 million in 2001. Gross margins on Therapeutic Products increased from 15% to 40%, due primarily to the divestiture of Seramed and the sales during the period of remaining Seramed inventory at a 100% margin. Excluding Seramed, gross profit decreased from $4.5 million to $4.2 million and gross margins decreased from 42% to 35%, primarily due to product mix as relatively higher margin anti-D sales decreased from the prior year, and represented a significantly lower percentage of the total Therapeutic sales versus the same period in 2000.

Diagnostic Products

         Gross profit from Diagnostic Products increased approximately $1.0 million, or 13%, from $7.3 million in 2000 to $8.3 million in 2001, due primarily to higher sales of relatively higher margin EX-CYTE(R). Gross margins on Diagnostic Products decreased slightly from 60% in 2000 to 58% in 2001, as the favorable contribution from EX-CYTE(R) was offset by an additional inventory reserve provided during the second quarter of 2001 for certain slow moving inventory.

INTEREST (INCOME) EXPENSE, NET

         Net interest decreased $812,000, from net interest expense of $463,000 in 2000 to net interest income of $349,000 in the current year. The decrease was due to the Company maintaining significantly higher cash balances during the second quarter of 2001 and no debt outstanding in the current year, compared with an average debt balance of over $22 million in the prior year.

OTHER EXPENSE, NET

         Other expense, net, which consists primarily of amortization of goodwill and other intangible assets and gains and losses from foreign currency transactions, decreased approximately $439,000, or 58%, from the prior year. This decrease was primarily due to lower amortization of goodwill as a result of the divestiture of Seramed.

SPECIAL CHARGES, NET

         During the second quarter of 2001, the Company reversed approximately $762,000 of previously accrued amounts related to the cancellation of a software development contract in 1999, under which a third party vendor was assisting the Company in developing a donor center automation system. This amount had been accrued as part of a $4.2 million charge to write off previously capitalized costs and accrue for estimated remaining costs related to the project. During the second quarter of 2001, the Company received a favorable ruling in its arbitration case related to these costs in which the arbitrator ruled that the Company has no further obligation to the vendor.

         Additionally, during the second quarter of 2001, the Company wrote off approximately $925,000 of incremental external due diligence costs related to the evaluation of a potential acquisition that the Company does not consider probable of being completed.

         During the second quarter of 2000, the Company recorded special charges totaling $1.6 million related to the divestiture of Seramed. The charges included an asset impairment write-down, as well as costs associated with the divestiture of Seramed.

Six Months Ended July 1, 2001 and June 25, 2000

NET SALES

Consolidated

         Consolidated net sales decreased approximately $24.6 million, or 31%, from $78.2 million in 2000 to $53.6 million in 2001. The decrease was primarily attributable to the decreased sales contribution from Seramed of $37.5 million, offset by the increased sales of specialty antibody products and diagnostic products. Excluding Seramed, net sales increased $12.9 million, or 32%, from $40.0 million in 2000 to $52.9 million in 2001.

Therapeutic Products

         Net sales of Therapeutic Products decreased approximately $28.5 million, or 51%, from $56.1 million in 2000 to $27.5 million in 2001. The majority of the decrease was attributable to the net loss of sales from Seramed totaling $37.5 million. Sales of specialty antibodies increased $7.2 million, or 39%, from $18.6 million in 2000 to $25.8 million in 2001. The increase in specialty sales was largely attributable to increased sales of anti-hepatitis antibodies, which increased over 100% from the prior year due to increased demand for this product, and, to a lesser extent, increases in sales of anti-D and anti-rabies antibodies. Excluding Seramed, net sales of Therapeutic Products increased $8.9 million, or 50%, from $17.8 million in 2000 to $26.8 million in 2001.

Diagnostic Products

         Net sales of Diagnostic Products increased approximately $3.9 million, or 18%, from $22.2 million in 2000 to $26.1 million in 2001. Of the increase, approximately $2.4 million was due to increased sales of Pentex(R) brand blood protein products. The increase in blood proteins was attributable to sales of EX-CYTE(R), which increased 56% over the prior year, while sales of other blood protein products decreased 9%, due primarily to reduced demand for BSA. The remainder of the increase was attributable to a $1.3 million increase in sales of monoclonal antibodies and related products, which the remainder coming from sales of primarily human sourced antibodies used in blood typing reagents and for diagnostic test kits.

GROSS PROFIT

Consolidated

         Consolidated gross profit increased approximately $4.2 million, or 19%, from $21.9 million in 2000 to $26.1 million in 2001. This increase was largely due to the increased sales of relatively higher margin specialty antibodies, the positive impact on margins from divesting the lower margin source plasma business (with the exception of the $760,000 of source plasma sales reported in 2001 previously discussed) and increased sales of diagnostic products, of which relatively higher margin EX-CYTE(R) represented a significant amount of the increase. Gross margin increased from 28% in 2000 to 49% in the current year. Excluding Seramed, gross profit increased $4.4 million, or 21%, from $20.8 million in 2000 to $25.2 million in 2001, and gross margins decreased from 52% to 48% primarily due to product mix.

Therapeutic Products

         Gross profit from Therapeutic Products increased approximately $2.0 million, or 22%, from $9.2 million in 2000 to $11.2 million in 2001. This increase was primarily attributable to the relatively higher margin anti-D sales representing a significantly higher percentage of the total Therapeutic sales in 2001 as a result of both increased sales of anti-D and the impact of the Seramed divestiture. Gross margins on Therapeutic Products increased from 16% to 41%. Excluding Seramed, gross profit increased approximately $2.2 million, or 27%, from $8.0 million to $10.2 million, and gross margins decreased from 45% to 38%. The decreased gross margins excluding Seramed were attributable to anti-D representing a substantially lower percentage of total Therapeutic sales during 2001.

Diagnostic Products

         Gross profit from Diagnostic Products increased approximately $2.2 million, or 17%, from 12.7 million in 2000 to $14.9 million in 2001. The increase was primarily attributable to increased sales, particularly of relatively higher margin EX-CYTE(R), as well as increased sales of monoclonal antibodies used for further manufacturing use in blood typing reagents. Gross margins were approximately 57% in both periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased $589,000, or 5%, from $10.9 million in 2000 to $11.5 million in 2001. The increase was primarily attributable to higher corporate expenses, particularly personnel costs, as well as higher costs associated with various incentive compensation programs.

INTEREST (INCOME) EXPENSE, NET

         Net interest decreased approximately $1.6 million, from net interest expense of $886,000 in 2000 to net interest income of $712,000 in 2001. The decrease was due to the Company maintaining significantly higher cash balances during the first six months of 2001 and no debt outstanding in the current year, compared with an average debt balance of over $23 million in the prior year.

OTHER EXPENSE, NET

         Other expense, net, which consists primarily of amortization of goodwill and other intangible assets and gains and losses from foreign currency transactions, decreased approximately $963,000, or 62%, from the prior year, due to lower amortization of goodwill as a result of the divestiture of Seramed.

SPECIAL CHARGES, NET

         During 2001, the Company reversed approximately $762,000 of previously accrued amounts related to the cancellation of a software development contract in 1999, under which a third party vendor was assisting the Company in developing a donor center automation system. This amount had been accrued as part of a $4.2 million charge to write off previously capitalized costs and accrue for estimated remaining costs related to the project. During the second quarter of 2001, the Company received a favorable ruling in its arbitration case related to these costs in which the arbitrator ruled that the Company has no further obligation to the vendor.

         Additionally, during 2001, the Company wrote off approximately $925,000 of incremental external due diligence costs related to the evaluation of a potential acquisition that the Company does not consider probable of being completed.

         During the first six months of 2000, the Company recorded special charges totaling approximately $1.8 million, of which $1.6 million related to the divestiture of Seramed. The charges included an asset impairment write-down, as well as costs associated with the divestiture of Seramed. Additionally, the Company recorded an additional severance accrual totaling approximately $150,000 during 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The following table sets forth certain indicators of financial condition and liquidity of the Company as of July 1, 2001 and December 31, 2000:

                                                            JULY 1,           December 31,
                                                             2001                 2000
                                                           ---------          ------------
Cash and cash equivalents                                  $  39,066          $  22,492
Working capital                                               78,811             56,790
Total long-term debt and capital lease obligations                 4                 13
Stockholders' equity                                         140,054            118,707


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

         During the first six months of 2001, net cash provided by operating activities was $9.2 million compared with $11.5 million during the first six months of 2000, a decrease of $2.3 million. This decrease was primarily attributable to a larger investment in working capital versus the prior year, lower non-cash depreciation and amortization charges due to the divestiture of Seramed, and a decrease of $2.5 million of non-cash special charges, offset by an increase in net income. The increased investment in working capital was in large part due to an increase in accounts receivable of $4.4 million compared with a $3.9 million decrease in the prior year, a decrease in inventory of $436,000 compared with a decrease of $2.1 million in 2000, and a decrease in other current assets of $2.0 million compared with a decrease of $184,000 in the prior year. The increase in accounts receivable was attributable to timing of shipments as there was a large quantity of shipments that occurred near the end of the second quarter of 2001, whereas the decrease in accounts receivable in the prior year was a result of the significant shipment volume which occurred in the fourth quarter of 1999 which were paid in the first quarter of 2000. The decrease in other current assets for 2001 was primarily due to the receipt of proceeds from an insurance claim that was settled in 2000, receipt of a payroll tax related refund, and the receipt of proceeds from stock options that were exercised near the end of 2000.

         Net cash used in investing activities during the first six months of 2001 was $2.6 million as compared to $2.4 million in 2000. Investing activities for 2000 consisted primarily of capital expenditures primarily related to expansion of the BSA manufacturing facility in Kankakee, Illinois and costs associated with automating the Company's donor center network. Capital expenditures in the first six months of 2001 consisted primarily of costs associated with the relocation of the Company's corporate headquarters, completion of various expansion projects at Serologicals Proteins, and various information technology initiatives.

         The Company anticipates capital expenditures for the remainder of fiscal year 2001 to be approximately $5 to $7 million. Planned expenditures include the following: (i) buildout of the new monoclonal manufacturing facility in Scotland; (ii) proposed expansion of the administrative office facilities at Serologicals Proteins; and (iii) various information systems initiatives.

         Net cash provided by financing activities was $9.9 million in 2001 compared to cash used of $10.2 million in 2000. During the first six months of 2001, the Company received cash proceeds of approximately $9.9 million from the exercise of employee stock options and for the purchase of stock through other Company stock ownership plans. Financing activities for the first six months of 2000 included repayment of $9.4 million on the Revolver, the repurchase of approximately 657,000 shares of stock under the Company's previous stock repurchase program, and proceeds from the exercise of employee stock options and other Company sponsored stock plans.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes Accounting Principles Board ("APB") Opinion No. 16, and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." This Standard prescribes the accounting principles for business combinations and requires that all business combinations be accounted for using the purchase method of accounting. This Standard is effective for all business combinations initiated after June 30, 2001.

         SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets." This Standard prescribes the accounting practices for acquired goodwill and other intangible assets. Under this Standard, goodwill will no longer be amortized to earnings, but instead will be reviewed periodically (at least annually) for impairment. During the first six months of 2001, the Company recorded goodwill amortization expense totaling $731,000. The Company will continue to amortize goodwill acquired prior to June 30, 2001 until the adoption date, however, goodwill related to acquisitions subsequent to June 30, 2001 will not be amortized. The Company will adopt this Standard on December 31, 2001. The adoption of this Standard is not expected to have a material impact on the Company's financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes regarding the Company's market risk position from the information provided in its Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The quantitative and qualitative disclosures about market risk are discussed under the caption "Market Risk" in
Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's Form 10-K.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company held its 2001 Annual Meeting of Stockholders on May 8,
2001.

         At the Annual Meeting, Desmond H. O'Connell, Jr. and George M. Shaw, M.D., Ph.D., were re-elected directors. The number of shares of common stock voted in the election of Mr. O'Connell was 22,026,594 FOR and 350,280 withheld. The number of shares of common stock voted in the election of Dr. Shaw was 22,026,816 FOR and 350,058 withheld. In addition, the following other directors continued as such after the meeting: David A. Dodd, Wade Fetzer, III, Gerard M. Moufflet, Samuel A. Penninger, Jr., Lawrence E. Tilton and Matthew C. Weisman.

         A proposal to approve the Corporation's Stock Incentive Plan was approved at the Annual Meeting. The number of shares of common stock voted for this amendment was 14,930,248 FOR, 1,449,950 AGAINST and 21,901 ABSTAIN.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits (numbered in accordance with Item 601 of Regulation S-K):

                None

         b.     Reports on Form 8-K:

                None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        SEROLOGICALS CORPORATION
                                        ------------------------------------
                                        (Registrant)


Date: August 13, 2001               By: /s/ Peter J. Pizzo, III
                                        ------------------------------------
                                            Peter J. Pizzo, III
                                            Vice President/Chief Financial
                                            Officer (Principal Financial and
                                            Accounting Officer)