Form 10-Q
period 2001-09-30
SEROLOGICALS CORP
filed 2001-11-14
CIK 767673

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 2001

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

                           Yes  [X]        No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                      Outstanding at November 9, 2001
               -----                      -------------------------------
Common Stock, $.01 par value per share               24,102,325

                                      INDEX

                    SEROLOGICALS CORPORATION AND SUBSIDIARIES

PART I.

Item 1.  Financial Statements (Unaudited)

   Consolidated Balance Sheets -

        September 30, 2001 and December 31, 2000.................................................   3

   Consolidated Statements of Income -
        For the three and nine months ended September 30, 2001
         and September 24, 2000..................................................................   4

   Consolidated Statements of Cash Flows -
        For the nine months ended September 30, 2001 and September 24, 2000......................   5

   Notes to Consolidated Financial Statements....................................................6-12

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations................................................13-20

Item 3.  Quantitative and Qualitative Disclosure about Market Risk...............................  21


PART II.

Item 1.  Legal Proceedings. .....................................................................  21
Item 6.  Exhibits and Reports on Form 8-K........................................................  21

SIGNATURES.......................................................................................  22

PART I.

ITEM 1.  FINANCIAL STATEMENTS

                    SEROLOGICALS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                         SEPTEMBER 30,        DECEMBER 31,
                                                             2001                2000
                                                         ------------        -------------

                                             ASSETS
CURRENT ASSETS:
  Cash and cash equivalents .......................        $  48,744         $  22,492
  Trade accounts receivable, net ..................           15,596            13,127
  Inventories .....................................           19,993            21,186
  Income tax receivable ...........................            4,220             3,937
  Other current assets ............................            4,659             7,172
                                                           ---------         ---------
  Total current assets ............................           93,212            67,914
                                                           ---------         ---------
PROPERTY AND EQUIPMENT, net .......................           33,111            32,952
                                                           ---------         ---------
OTHER ASSETS:
  Goodwill, net ...................................           27,572            28,628
  Other, net ......................................            1,441             2,001
                                                           ---------         ---------
  Total other assets ..............................           29,013            30,629
                                                           ---------         ---------
                                                           $ 155,336         $ 131,495
                                                           =========         =========

            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of capital lease obligations          $      --         $      13
  Accounts payable ................................            2,107             3,280
  Accrued liabilities .............................            6,491             7,798
  Deferred revenue ................................              199                33
                                                           ---------         ---------
  Total current liabilities .......................            8,797            11,124
                                                           ---------         ---------
DEFERRED INCOME TAXES .............................            1,127             1,336
                                                           ---------         ---------
OTHER LIABILITIES .................................              328               328
                                                           ---------         ---------
STOCKHOLDERS' EQUITY:
  Common stock ....................................              273               261
  Additional paid-in capital ......................          111,783            97,420
  Retained earnings ...............................           53,402            41,170
  Accumulated other comprehensive loss ............             (374)             (144)
  Less: treasury stock, at cost ...................          (20,000)          (20,000)
                                                           ---------         ---------
  Total stockholders' equity ......................          145,084           118,707
                                                           ---------         ---------
                                                           $ 155,336         $ 131,495
                                                           =========         =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    SEROLOGICALS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                        -----------------------------   ----------------------------
                                          SEPT. 30,         SEPT. 24,      SEPT. 30,      SEPT. 24,
                                            2001              2000           2001           2000
                                        ------------    ------------    ------------    ------------
Net sales ...........................   $     25,876    $     38,708    $     79,515    $    116,941
Costs and expenses:
  Cost of sales .....................         14,334          26,694          41,864          83,015
  Selling, general and administrative
   expenses..........................          6,446           5,796          17,914          16,675
  Interest (income) expense, net ....           (296)            390          (1,008)          1,276
  Other expense, net ................            467             475           1,050           2,021
  Special charges (credits), net ....            200            (550)            363           1,212
                                        ------------    ------------    ------------    ------------
Income before income taxes ..........          4,725           5,903          19,332          12,742
Provision for income taxes ..........          1,701           2,125           7,101           4,587
                                        ------------    ------------    ------------    ------------
Net income ..........................   $      3,024    $      3,778    $     12,231    $      8,155
                                        ============    ============    ============    ============

Net income per common share:
    Basic ...........................   $       0.13    $       0.17    $       0.52    $       0.36
                                        ============    ============    ============    ============
    Diluted .........................   $       0.12    $       0.16    $       0.50    $       0.35
                                        ============    ============    ============    ============

Weighted average shares:
    Basic ...........................     23,967,446      22,661,338      23,628,005      22,857,943
                                        ============    ============    ============    ============
    Diluted .........................     24,633,354      23,003,558      24,338,792      23,248,405
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

                    SEROLOGICALS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           NINE MONTHS ENDED
                                                                          ---------------------
                                                                          SEPT. 30,   SEPT. 24,
                                                                             2001       2000
                                                                          --------    --------
OPERATING ACTIVITIES:
  Net income ..........................................................   $ 12,231    $  8,155

  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ...................................      4,492       5,678
      Loss on disposal of assets ......................................         39        --
      Tax benefit from exercise of stock options ......................      3,201       2,342
      Non-cash special credits ........................................       (762)     (1,572)

  Changes in operating assets and liabilities:
     Trade accounts receivable ........................................     (2,469)      9,145
     Inventories ......................................................      1,193       6,797
     Income tax receivable ............................................       (283)      3,087
     Other current assets .............................................      2,513      (2,284)
     Accounts payable .................................................     (1,173)     (1,981)
     Accrued liabilities ..............................................       (546)     (2,510)
     Deferred revenue .................................................        166      (1,350)
     Other, net .......................................................        129      (1,168)
                                                                          --------    --------

      Total adjustments ...............................................      6,500      16,184
                                                                          --------    --------

         Net cash provided by operating activities ....................     18,731      24,339
                                                                          --------    --------

INVESTING ACTIVITIES:
  Purchases of property and equipment .................................     (3,612)     (7,245)
  Purchases of business, net of cash acquired .........................       --        (3,460)
  Disposition of business, net of cash expenses paid ..................       --        20,156
                                                                          --------    --------

         Net cash (used in) provided by investing activities ..........     (3,612)      9,451
                                                                          --------    --------


FINANCING ACTIVITIES:
  Net repayments on revolving line of credit ..........................       --       (30,000)
  Payments on long-term debt and capital lease obligations ............        (13)     (2,545)
  Repurchases of common stock .........................................        --        (2,977)
  Proceeds from employee stock plans ..................................     11,146       2,214
                                                                          --------    --------

         Net cash provided by (used in) financing activities ..........     11,133     (33,308)
                                                                          --------    --------

Net increase in cash and cash equivalents .............................     26,252         482
Cash and cash equivalents, beginning of period ........................     22,492       3,294
                                                                          --------    --------
Cash and cash equivalents, end of period ..............................   $ 48,744    $  3,776
                                                                          ========    ========

SUPPLEMENTAL DISCLOSURES:
Interest Paid .........................................................   $    194    $  1,628
                                                                          --------    --------
Taxes Paid ............................................................   $  5,384    $    758
                                                                          --------    --------


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    SEROLOGICALS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


FORWARD LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which generally can be identified by the use of forward looking terminology such as "may," "will," "expect," "anticipate," "intend," "estimate," "plan," "believe," or "continue" or the negative thereof or other variations thereon or similar terminology. These forward-looking statements include, without limitation, the demand for Bovine Serum Albumin ("BSA"); the impact on the business from the unpredictability of customer ordering patterns within the Therapeutic Products segment; the level of and timing of capital expenditures during 2001; the timing, financing and impact of the acquisition of Intergen Company during the fourth quarter of 2001; and the sufficiency of capital and liquidity to fund operations, capital expenditures, and acquisitions. These forward looking statements are subject to certain risks and uncertainties, such as changes in the economy or market conditions, changes in financial, banking and capital markets, changes in customers' needs or abilities to manufacture products, changes in government policy or regulations, the ability to attract and retain qualified donors, and other factors discussed in Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, which could cause actual results to differ materially.


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

         As of November 10, 2001, the Company conducted its operations through a national network of 17 donor centers that specialize in the collection of specialty antibodies. The Company operates laboratories in the United States and in Scotland, two U.S. Food and Drug Administration ("FDA") licensed monoclonal antibody manufacturing facilities in Scotland, and a FDA-registered blood protein fractionation facility located in Kankakee, Illinois.

         Basis of Presentation

         The accompanying unaudited consolidated financial statements include the accounts of Serologicals and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, to present fairly Serologicals' financial position, results of operations and cash flows at the dates and for the periods presented. Interim results of operations are not necessarily indicative of results to be expected for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2000 and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

         Certain prior year amounts have been reclassified to conform to the current year presentation.

         Earnings Per Share

         Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated based on the weighted average number of common shares outstanding plus other potentially dilutive shares.

         The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):


                                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                            ------------------------      -------------------------
                                                            SEPT. 30       SEPT. 24,      SEPT. 30        SEPT. 24,
                                                              2001           2000           2001            2000
                                                            --------      ----------      --------       ----------
Basic earnings per share:
  Net income                                                  $ 3,024        $ 3,778        $12,231        $ 8,155
  Weighted average shares of common stock outstanding          23,967         22,661         23,628         22,858
                                                              -------        -------        -------        -------
     Net income per share                                     $  0.13        $ 0 .17        $  0.52        $  0.36
                                                              =======        =======        =======        =======
Diluted earnings per share:
  Net income                                                  $ 3,024        $ 3,778        $12,231        $ 8,155
  Plus:  interest expense on convertible indebtedness,
             net of tax                                            --             17             --             50
                                                              -------        -------        -------        -------
    Net income, as adjusted                                   $ 3,024        $ 3,795        $12,231        $ 8,205
                                                              -------        -------        -------        -------

  Weighted average shares of common stock outstanding          23,967         22,661         23,628         22,858
  Effect of dilutive securities:
    Stock options and warrants                                    654            151            700            204
    Convertible indebtedness                                       --            182             --            182
    Common stock awards                                            12              9             11              4
                                                              -------        -------        -------        -------
  Weighted average shares of common stock outstanding,
      including dilutive instruments                           24,633         23,003         24,339         23,248
                                                              =======        =======        =======        =======
    Net income per share                                      $  0.12        $  0.16        $  0.50        $  0.35
                                                              =======        =======        =======        =======

         The following shares were excluded from the calculation of dilutive earnings per share for the periods indicated as the option price exceeded the average market price for the Company's stock and thus their effect would have been anti-dilutive (in thousands):


        THREE MONTHS ENDED               NINE MONTHS ENDED
    ----------------------------      ------------------------
    SEPT. 30,        SEPT. 24,        SEPT. 30,     SEPT. 24,
      2001              2000             2001         2000
    ---------      -----------        ---------     ---------
      296           2,245                 340          2,243

         Comprehensive Income

         The following table sets forth the calculation of the Company's comprehensive income for the periods indicated below (in thousands):

                                                                    THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                              ------------------------------     ------------------------------
                                                                SEPT. 30,        SEPT. 24,         SEPT. 30,        SEPT. 24,
                                                                  2001             2000              2001             2000
                                                              -------------    -------------     -------------    --------------
Net income, as reported                                             $ 3,024          $ 3,778          $ 12,231          $ 8,155
Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustments                           340             (242)             (230)            (707)
                                                              -------------    -------------     -------------    -------------
Other comprehensive income (loss), net of tax                           340             (242)             (230)            (707)
                                                              -------------    -------------     -------------    -------------
Comprehensive income                                                $ 3,364          $ 3,536          $ 12,001          $ 7,448
                                                              =============    =============     =============    =============

         Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes Accounting Principles Board ("APB") Opinion No. 16, and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." This Standard prescribes the accounting principles for business combinations and requires that all business combinations be accounted for using the purchase method of accounting. This Standard is effective for all business combinations initiated after June 30, 2001.

         SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets." This Standard prescribes the accounting practices for acquired goodwill and other intangible assets. Under this Standard, goodwill will no longer be amortized to earnings, but instead will be reviewed periodically (at least annually) for impairment. During the first nine months of 2001, the Company recorded goodwill amortization expense totaling $1,056,000. The Company will continue to amortize goodwill acquired prior to June 30, 2001 until the adoption date, however, goodwill related to acquisitions subsequent to June 30, 2001 will not be amortized. The Company will adopt this Standard on December 31, 2001. The impact of adopting this Standard has not yet been determined.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Standard addresses financial accounting and reporting for asset retirement costs of long-lived assets resulting from legal obligations associated with acquisition, construction or development transactions. The Company plans to adopt this in the first quarter of 2003. The adoption of this Standard is not expected to have a material impact on the Company's financial position or results of operations.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Standard supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This standard clarifies accounting and reporting for assets held for sale, scheduled for abandonment or other disposal, and recognition of impairment loss related to the carrying value of long-lived assets. This Standard is effective for fiscal years beginning after December 15, 2001. The adoption of this Standard is not expected to have a material impact on the Company's financial position or results of operations.

2.       SPECIAL CHARGES (CREDITS), NET


         During the third quarter of 2001, the Company recorded severance costs payable to its former Chief Financial Officer totaling $200,000. This amount will be paid out over a one-year period commencing October 2001.

         Additionally, during the second quarter of 2001, the Company reversed approximately $762,000 of previously accrued amounts related to the cancellation of a software development contract in 1999. During 2001, the Company received a favorable ruling in its arbitration case related to these costs in which the arbitrator ruled that the Company has no further obligation to the vendor.

         Also, during the second quarter of 2001, the Company wrote off approximately $925,000 of incremental external due diligence costs related to the evaluation of a potential acquisition which at the time the Company did not consider probable of being completed.

         On August 21, 2000, the Company completed the sale of substantially all of the long-term assets of its Seramed, Inc. subsidiary and its subsidiaries (collectively, "Seramed") to Aventis Bio-Services, Inc ("Aventis"). The Company received gross proceeds from the sale totaling approximately $21.3 million, and recognized a gain on the disposal of $545,000. Prior to the sale, an asset impairment charge of $276,000 was recorded, along with approximately $1.3 million of charges associated with termination benefits, lease termination costs, and other costs associated with the divestiture of the non-specialty business.

         The following table summarizes the activity in the accrual for termination benefits through September 30, 2001:

         (in thousands)
                                                         ADDITIONS
                                                         TO RESERVE
                                          BALANCE,       CHARGED TO          CASH                        BALANCE,
                DESCRIPTION               12/31/00         EXPENSE         PAYMENTS         OTHER         9/30/01
     ---------------------------------- -------------- ---------------- ---------------- ------------- ---------------
     Employee termination costs         $    470       $    200         $   (428)        $   --        $    242

          The remaining liability, which relates to three individuals, is included in "Accrued liabilities" in the Consolidated Balance Sheets. Of this amount, approximately $83,000 will be paid in 2001 with the balance to be paid in 2002.


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

         The following table summarizes the results of operations for Seramed as included in the Consolidated Statements of Income for the three and nine months ended September 24, 2000 (in thousands):

                                                                             THREE          NINE
                                                                             MONTHS        MONTHS
                                                                           -----------   ---------
        Net sales.....................................................      $ 13,592      $ 51,819
        Gross profit..................................................           350         1,473
        Selling, general and administrative expenses (1)..............           ---           287
        Other expense, net............................................           137           989
        Special (credits) charges, net................................          (545)          961
        Income (loss) before income taxes.............................           758          (764)

        (1) Does not include allocation of corporate overhead.

         The following table summarizes the results of Serologicals on a pro forma basis (excluding the results of Seramed) for the three and nine months ended September 24, 2000. These results do not purport to represent what the results of operations for Serologicals would actually have been or to be indicative of the future results of operations of Serologicals (in thousands, except per share amounts).

                                                                             THREE          NINE
                                                                             MONTHS         MONTHS
                                                                           ----------    -----------
        Net sales.....................................................     $   25,116     $ 65,122
        Gross profit..................................................         11,664       32,453
        Special (credits) charges, net................................             (5)         251
        Net income....................................................          3,546        9,415
        Basic earnings per share......................................           0.16         0.41
        Diluted earnings per share....................................           0.15         0.40

4.       SEGMENT INFORMATION

         Serologicals conducts its business primarily through two business segments, the Therapeutic Products segment and the Diagnostic Products segment. These segments were determined based primarily on the differing nature of the ultimate end use of the products, the differing production and other value-added processes performed with respect to the products and, to a lesser extent, the differing customer bases to which each reportable segment sells its products. The remainder of our operations that do not otherwise fall into one of these two segments, as well as general, unallocated corporate overhead expenses, are reported in the category entitled "Corporate and Other."

         The activities of the Therapeutic Products segment primarily include the collection and sale of specialty human antibodies that are used as the active ingredients in therapeutic products for the treatment and management of various diseases. Prior to August 2000, the Company also operated 47 donor centers specializing in the collection of source plasma. In August 2000 the Company divested substantially all of the long-term assets of its source plasma business, the results of which are included in the Therapeutic Products segment. The activities of the Diagnostic Products segment include the Company's monoclonal antibody production facilities and certain human-sourced, polyclonal antibodies. While an increasing number of Serologicals Proteins' products (such as EX-CYTE(R)) are being used in therapeutic end products, the management of this business is performed within the Company's diagnostic business unit and, accordingly, is included in the Diagnostic Products reportable business segment. The antibodies and other proteins provided by the Diagnostic Products segment are used in diagnostic products such as blood typing reagents and diagnostic test kits and as nutrient additives in biotech products.

         Selected financial information is reported below for the three and nine months ended September 30, 2001 and September 24, 2000 (in thousands):

                                              THREE MONTHS ENDED                NINE MONTHS ENDED
                                          --------------------------       ----------------------------
                                           SEPT. 30,      SEPT. 24,         SEPT. 30,       SEPT. 24,
                                             2001           2000              2001            2000
                                          -----------    -----------       -----------    -------------
Net sales-unaffiliated customers:
  Therapeutic Products                       $ 14,049        $27,951           $41,583         $ 84,012
  Diagnostic Products                          11,827         10,757            37,932           32,929
                                          -----------    -----------       -----------    -------------
  Total                                      $ 25,876        $38,708           $79,515        $ 116,941
                                          ===========    ===========       ===========    =============


Segment operating income:
  Therapeutic Products                        $ 3,290        $ 5,394          $ 11,777         $ 11,596
  Diagnostic Products                           3,949          3,161            14,453           12,588
  Corporate/Other                              (2,143)        (2,337)           (6,493)          (6,933)
                                          -----------    -----------       -----------    -------------
  Total                                         5,096          6,218            19,737           17,251
                                          -----------    -----------       -----------    -------------

Reconciling items:
  Interest (income) expense, net                 (296)           390            (1,008)           1,276
  Other expense, net                              467            475             1,050            2,021
  Special charges (credits), net                  200           (550)              363            1,212
                                          -----------    -----------       -----------    -------------
Income before income taxes                     $4,725        $ 5,903           $19,332         $ 12,742
                                          ===========    ===========       ===========    =============

         Segment operating income is defined as earnings before income taxes, interest, amortization, foreign currency gains and losses, special charges and credits and other non-operating income and expenses. "Corporate and Other" includes general corporate expenses other than those directly attributable to an operating segment. Serologicals had no material intersegment sales during 2001 or 2000.


5.       COMMITMENTS AND CONTINGENCIES

         Litigation

         The Company is involved in certain litigation arising in the ordinary course of business. In management's opinion, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

         During 2000, twelve complaints were filed against the Company and certain of its current and former executive officers and directors which allege violations of the Securities Exchange Act of 1934, including Sections 10(b) and 20(a) thereof and Rule 10b-5 promulgated thereunder. During the third quarter of 2000, the complaints were consolidated and a lead plaintiff was named. A consolidated complaint was filed on October 10, 2000 which also seeks the court's certification of the litigation as class action on behalf of all purchases of the Company's stock between April 27, 1999 and April 10, 2000. On November 30, 2000, the Company and the other defendants filed a motion to dismiss the consolidated complaint. On January 17, 2001, the plaintiff filed an opposition to the motion to dismiss. On April 20, 2001, a hearing was held on the motion to dismiss. On September 5, 2001, the Court granted the motion to dismiss the complaint in its entirety with prejudice and ruled that the plaintiffs would not be allowed to amend the complaint. On September 19, 2001, the plaintiffs filed a motion to amend the judgement and/or for relief arguing that they should have been allowed to amend the complaint. The Company responded by filing a brief supporting the Court's dismissal of the complaint. The Court has not yet ruled on the plaintiffs' motion. If the Court reverses its decision, or if plaintiffs seek and receive a reversal from the court of appeals, the Company intends to defend the lawsuits vigorously.

6.       SUBSEQUENT EVENTS

         On November 5, 2001, the Company entered into an agreement to purchase Intergen Company. The purchase price is $45 million, less the amounts necessary to complete the expansion of Intergen's manufacturing facility located in Toronto, Canada. Additionally, the agreement provides the opportunity for the seller to earn additional consideration upon Intergen achieving certain financial results. The purchase will be financed with cash on hand, and is expected to close during the fourth quarter of 2001. Intergen is a privately owned life sciences Company headquartered in Purchase, New York, that manufactures and distributes a variety of biological products and innovative technologies to the life sciences industry.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company is a worldwide provider of biological products to life science companies. The Company's products are used in the further development of diagnostic, vaccine and therapeutic products. The Company provides value-added antibody-based products that are used as the active ingredients in therapeutic products for the treatment and management of diseases such as Rh incompatibility in newborns, rabies and hepatitis and in diagnostic products such as blood typing reagents and diagnostic test kits. As of November 12, 2001, the Company conducted its operations through a national network of 17 donor centers that specialize in the collection of specialty human antibodies. The Company operates a protein fractionation facility in Kankakee, Illinois ("Serologicals Proteins", or "Proteins") that provides a variety of proteins used in diagnostic reagents and cell culture media components for use as additives in biotech products. A number of these products, such as bovine serum albumin ("BSA"), are primarily supplied to life science companies for use in diagnostic reagents. Proteins also provides a line of highly purified animal proteins known as cell culture media components that are used primarily by biopharmaceutical and biotechnology companies as nutrient additives in cell culture media. One example of these media components is EX-CYTE(R), which is produced through a patented manufacturing process. Additionally, the Company operates two monoclonal antibody facilities in Scotland that are engaged in the development, manufacturing and sale of monoclonal antibodies and related products such as red cells.

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

         The activities of the Therapeutic Products segment primarily include the collection and sale of specialty human antibodies that are used as the active ingredients in therapeutic products for the treatment and management of various diseases. Prior to August 2000, the Company also operated 47 donor centers specializing in the collection of source plasma. In August 2000 the Company divested substantially all of the long-term assets of its source plasma business, the results of which are included in the Therapeutic Products segment. The Therapeutics Product segment has a relatively small number of customers, and as a result this segment of the Company is vulnerable to the unpredictability of its customers' ordering patterns.

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

         The following table sets forth certain operating data of the Company as a percentage of net sales for the periods indicated below.


                                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                    ----------------------------       --------------------------
                                                       SEPT. 30,       SEPT. 24,        SEPT. 30,      SEPT. 24,
                                                          2001           2000              2001         2000
                                                     ------------     ----------       -----------    ----------

Net sales                                                  100.0%          100.0%          100.0%          100.0%
Gross profit                                                44.6%           31.0%           47.4%           29.0%
Selling, general and administrative
  expenses                                                  24.9%           15.0%           22.5%           14.3%
Net income before special charges                           12.2%            8.9%           15.7%            7.6%
Net income                                                  11.7%            9.8%           15.4%            7.0%


         The results of operations for the quarter and year-to-date periods ended September 24, 2000 include the results of Seramed, which was divested in August 2000 as previously discussed. All of the consolidated and Therapeutic Products segment comparisons discussed below are impacted by the divestiture. Additionally, the first nine months of 2001 includes net sales totaling approximately $760,000 of remaining Seramed inventory that had previously been fully reserved. There were no sales of this fully reserved Seramed inventory during the third quarter of 2001.


Quarters Ended September 30, 2001 and September 24, 2000

NET SALES

Consolidated

         Consolidated net sales decreased approximately $12.8 million, or 33%, from $38.7 million in 2000 to $25.9 million in 2001. The decrease was primarily attributable to the decreased sales contribution of $13.6 million from Seramed, and lower sales of specialty antibodies, partially offset by increased sales of Diagnostic products.

         Excluding Seramed, net sales increased approximately $760,000, or 3%, from $25.1 million in 2000 to $25.9 million in 2001.


Therapeutic Products

         Net sales of Therapeutic Products decreased approximately $13.9, million from $28.0 million in 2000 to $14.1 million in 2001. The decrease was primarily due to the decreased sales of source plasma resulting from the Seramed divestiture. Sales of anti-rabies antibodies increased over 100% from the prior year, while sales of anti-D declined and anti-hepatitis sales were essentially unchanged from prior year levels.

         Excluding the results of Seramed, therapeutic product sales decreased $310,000, or 2%, from $14.4 million in 2000 to $14.1 million in 2001.

Diagnostic Products

         Net sales of Diagnostic Products increased approximately $1.0 million, or 10%, from $10.8 million in 2000 to $11.8 million in 2001. This increase was primarily attributable to revenue growth from blood protein products. Sales of blood protein products increased approximately $1.3 million, or 24%, from $5.5 million in 2000 to $6.8 million in 2001. This increase was primarily a result of increased sales of EX-CYTE(R), which increased $1.7 million over the prior year, from $2.3 million to $4.0 million. Sales of other blood protein products, primarily BSA, decreased 11% compared to the prior year, as overall market demand for BSA has decreased this year. Net sales of monoclonal antibodies totaling approximately $3.7 million were essentially unchanged from the prior year. Additionally, sales of primarily human-sourced antibodies used in blood typing reagents and for diagnostic test kits totaled $1.4 million, compared with $1.5 million in the prior year period.

GROSS PROFIT

Consolidated

         Consolidated gross profit decreased approximately $472,000, from $12.0 million in the third quarter of 2000 to $11.5 million during 2001. This decrease was due to the decline in sales of relatively higher margin anti-D antibodies compared with the prior year, offset in part by increased sales of Diagnostic products, primarily EX-CYTE(R). Consolidated gross margins increased from 31% in 2000 to 45% in 2001. The increase was primarily due to the increased sales of EX-CYTE(R), combined with the favorable impact of the divestiture of the relatively low margin source plasma business during 2000.

         Excluding Seramed, gross profit decreased from $11.7 million in 2000 to $11.6 million in 2001, and gross margins decreased slightly from 46% in 2000 to 45% in 2001.

Therapeutic Products

         Gross profit from Therapeutic Products decreased approximately $1.8 million, from $7.0 million in 2000 to $5.2 million in 2001. This decrease was due primarily to the decreased anti-D sales that resulted in anti-D representing a significantly lower percentage of total therapeutic sales in the current period compared with 2000. Gross margins on Therapeutic Products were 37% in the third quarter of 2001 compared with 25% in the prior year. This increase was due primarily to improved profit margins on the anti-hepatitis and anti-rabies products compared to the prior year quarter, combined with the favorable impact from the divestiture of Seramed.

         Excluding Seramed, gross profit decreased approximately $1.4 million, from $6.6 million in 2000 to $5.2 million in the current year, and gross margins decreased from 46% to 37% due primarily to the decreased anti-D sales previously mentioned.

Diagnostic Products

         Gross profit from Diagnostic Products increased approximately $1.3 million, or 25%, from $5.1 million in 2000 to $6.4 million in 2001, due primarily to higher sales of relatively higher margin EX-CYTE(R). Gross margins on Diagnostic Products increased from 47% in 2000 to 54% during 2001, primarily as a result of the increased EX-CYTE(R) sales during 2001, combined with the impact on the third quarter of 2000 of recognizing additional inventory reserves on certain blood protein products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased approximately $649,000, or 11%, from $5.8 million in the third quarter of 2000 to $6.4 million in 2001. The increase was primarily attributable to increased costs associated with research and development and higher professional fees.

INTEREST EXPENSE, NET

         Net interest decreased $687,000, from net interest expense of $390,000 in 2000 to net interest income of $296,000 in the current year. The decrease was due to the Company maintaining significantly higher cash balances during the third quarter of 2001 and no debt outstanding in the current year, compared with an average debt balance of over $14.0 million in the prior period.

SPECIAL CHARGES (CREDITS)

         During the third quarter of 2001 the Company recorded a charge of $200,000 representing severance costs associated with the departure of the Company's Chief Financial Officer. This severance will be paid out over a one-year period beginning in October 2001.

         During the third quarter of 2000, the Company recorded a gain of approximately $545,000 from the divestiture of the Seramed business.


Nine Months Ended September 30, 2001 and September 24, 2000

NET SALES

Consolidated

         Consolidated net sales decreased approximately $37.4 million, or 32%, from $116.9 million in 2000 to $79.5 million in 2001. The decrease was primarily attributable to the decreased sales contribution of $51.1 million from Seramed, offset by increased sales of specialty antibody products and diagnostic products.

         Excluding Seramed, net sales increased $13.6 million, or 21%, from $65.1 million in 2000 to $78.7 million in 2001.

Therapeutic Products

         Net sales of Therapeutic Products decreased approximately $42.4 million, or 51%, from $84.0 million in 2000 to $41.6 million in 2001. The majority of the decrease was due to the net reduction of sales from Seramed totaling $51.1 million, offset by increased sales of specialty antibodies. Sales of specialty antibodies increased $6.5 million, or 20%, from $32.7 million in 2000 to $39.2 million in 2001. The increased sales of specialty antibodies were largely due to increases in sales of anti-hepatitis antibodies, which increased 48% over the prior year due to continued increases in demand for this product, and anti-rabies antibodies, which increased 71% over the prior year.

         Excluding Seramed, net sales of Therapeutic Products increased approximately $8.6 million from $32.2 million in 2000 to $40.8 million in 2001.

Diagnostic Products

         Net sales of Diagnostic Products increased approximately $5.0 million, or 15%, from $32.9 million in 2000 to $37.9 million in 2001. Sales of blood protein products increased approximately $3.8 million, or 22% from $17.2 million in 2000 to $21.0 million in 2001. The increase in blood protein sales was largely attributable to EX-CYTE(R), which increased $4.7 million, or 61% over the prior year, while other blood protein products (primarily BSA) declined 10% compared with the prior year. The remainder of the increase was attributable to a $1.2 million increase in sales of monoclonal antibodies and related products, and an increase of approximately $200,000 in sales of primarily human-sourced antibodies used in blood typing reagents and for diagnostic test kits.


GROSS PROFIT

Consolidated

         Consolidated gross profit increased approximately $3.7 million, or 11%, from $33.9 million in 2000 to $37.6 million during 2001. This increase was due to increased sales of relatively higher margin specialty antibodies, the positive impact of divesting the lower margin source plasma business (with the exception of the $760,000 of source plasma sales reported in 2001 previously discussed) and increased sales of diagnostic products. Gross margin increased from 29% in 2000 to 47% in 2001.

         Excluding Seramed, gross profit increased $4.3 million, or 13%, from $32.5 million in 2000 to $36.8 million in 2001, and gross margins declined slightly from 50% in 2000 to 47% in 2001.

Therapeutic Products

         Gross profit from Therapeutic Products increased approximately $219,000, from $16.1 million in 2000 to $16.3 million in 2001. Gross margins increased from 19% in 2000 to 39% for the first nine months of 2001. The margin increase is due to the impact of the divestiture of Seramed, the relatively higher percentage of anti-D sales to total Therapeutic sales in 2001 compared with 2000, and the increased sales of anti-hepatitis and anti-rabies antibodies.

         Excluding Seramed, gross profit increased approximately $791,000, or 5% from $14.7 million in 2000 to $15.4 million in 2001, and gross margins decreased from 46% in 2000 to 38% in 2001. These decreased margins are primarily due to anti-D representing a significantly lower percentage of total Therapeutic Product sales during 2001.

Diagnostic Products

         Gross profit from Diagnostic Products increased approximately $3.5 million, or 20%, from $17.8 million in 2000 to $21.3 million in 2001. The increase was primarily attributable to increased sales, particularly of relatively higher margin EX-CYTE(R), as well as increased sales of monoclonal antibodies used for further manufacturing in blood typing reagents. Gross margins on Diagnostic Products increased from 54% in 2000 to 56% in 2001, primarily due to the increased EX-CYTE(R) sales and the impact of an additional inventory reserve taken in 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased approximately $1.2 million, or 7%, from $16.7 million in 2000 to $17.9 million in 2001. The increase was primarily attributable to higher corporate expenses, including personnel costs and increased professional fees.

INTEREST (INCOME) EXPENSE, NET

         Net interest decreased approximately $2.3 million, from net interest expense of $1.3 million in 2000 to net interest income of $1.0 million in 2001. The decrease was due to the Company maintaining significantly higher cash balances during the first nine months of 2001 and no debt outstanding in the current year, compared with an average debt balance of over $20 million in the prior year.

OTHER EXPENSE, NET

         Other expense, net, which consists primarily of amortization of goodwill and other intangible assets and gains and losses from foreign currency transactions, decreased approximately $970,000, from $2.0 million in 2000 to $1.0 million in 2001. The decrease was due to lower goodwill amortization as a result of the divestiture of Seramed.

SPECIAL CHARGES

         During 2001, the Company recorded a charge of $200,000 representing severance costs associated with the departure of the Company's Chief Financial Officer. This severance will be paid out over a one-year period beginning in October 2001.

         Additionally, during 2001 the Company reversed approximately $762,000 of previously accrued amounts related to the cancellation of a software development contract in 1999, under which a third party vendor was assisting the Company in developing a donor center automation system. This amount had been accrued as part of a $4.2 million charge to write off previously capitalized costs and accrue for estimated remaining costs related to the project. During 2001, the Company received a favorable ruling in its arbitration case related to these costs in which the arbitrator ruled that the Company has no further obligation to the vendor.

         Also, during the second quarter of 2001, the Company wrote off approximately $925,000 of incremental external due diligence costs related to the evaluation of a potential acquisition which at the time the Company did not consider probable of being completed.

         During the first nine months of 2000, the Company recorded certain items related to the divestiture of Seramed. Prior to the sale, an asset impairment charge of $276,000 was recorded, along with approximately $1.3 million of charges associated with termination benefits, lease termination costs, and other costs associated with the divestiture of the non-specialty business. The sale of Seramed closed in August 2000, and the Company recognized a gain on the disposal of approximately $545,000.

LIQUIDITY AND CAPITAL RESOURCES

         The following table sets forth certain indicators of financial condition and liquidity of the Company as of September 30, 2001 and December 31, 2000:

                                                                 SEPTEMBER 30,       December 31,
                                                                      2001               2000
                                                               ---------------       -------------

Cash and cash equivalents                                            $ 48,744            $ 22,492
Working capital                                                        84,415              56,790
Total long-term debt and capital lease obligations                        ---                  13
Stockholders' equity                                                  145,084             118,707


         Serologicals has three principal sources of near-term liquidity: (i) existing cash and cash equivalents; (ii) cash generated by operations, and (iii) available borrowing capacity under the revolving credit facility (the "Revolver"), which provides for a maximum borrowing capacity of $75 million. Management believes the Company's liquidity and capital resources are sufficient to meet its working capital, capital expenditure and other anticipated cash requirements over the next twelve months, including the acquisition and integration of Intergen Company, and may be available for use in other acquisitions.

         During the first nine months of 2001, net cash provided by operating activities was $18.7 million compared with $24.3 million during the first nine months of 2000, a decrease of $5.6 million. This decrease was primarily attributable to a larger investment in working capital versus the prior year and lower non-cash depreciation and amortization charges due to the divestiture of Seramed, partially offset by a $4.1 million increase in net income and a $1.7 million net increase from the tax benefit from the exercise of stock options and non-cash special charges. The increased investment in working capital was in large part due to an increase in accounts receivable of $2.5 million compared with a $9.1 million decrease in the prior year, a decrease in inventory of $1.2 million compared with a decrease of $6.8 million in 2000, and a decrease in other current assets of $2.5 million in 2001 compared with an increase of $2.3 million in 2000. The increase in accounts receivable was attributable to timing of shipments as there was a large quantity of shipments that occurred near the end of the third quarter of 2001, whereas the decrease in accounts receivable in the prior year was a result of the significant shipment volume which occurred in the fourth quarter of 1999 which were paid in the first quarter of 2000. The decrease in other current assets for 2001 was primarily due to the receipt of proceeds from an insurance claim that was settled in 2000, receipt of a payroll tax related refund, and the receipt of proceeds from stock options that were exercised near the end of 2000.

         Net cash used in investing activities during the first nine months of 2001 was $3.6 million as compared to net cash provided by investing activities of $9.5 million in the prior year. Investing activities for 2001 consisted of capital expenditures, primarily related to the relocation of the Company's corporate headquarters, completion of various expansion projects at Serologicals Proteins, and various information technology initiatives. Investing activities for 2000 consisted of proceeds from the disposition of Seramed, offset by a payment of $3.5 million representing a final net asset settlement related to the Company's 1999 acquisition of the Proteins business, and capital expenditures of $7.2 million.

         The Company anticipates capital expenditures for the remainder of fiscal year 2001 to be approximately $2 to $3 million. Planned expenditures include the following: (i) expansion of its monoclonal manufacturing facility in Scotland; (ii) various donor center renovations and relocations; and (iii) various information systems initiatives.

         Net cash provided by financing activities was $11.1 million in 2001 compared to cash used of $33.3 million in 2000. During the first nine months of 2001, the Company received cash proceeds of approximately $11.1 million from the exercise of employee stock options and for the purchase of stock through other Company stock ownership plans. Financing activities for the first nine months of 2000 included repayment of $30.0 million on the Revolver, repayment of $2.5 million of convertible debt, the repurchase of approximately 657,000 shares of stock under the Company's previous stock repurchase program, and proceeds from the exercise of employee stock options and other Company sponsored stock plans.

Pending Acquisition

         On November 5, 2001, the Company entered into an agreement to purchase Intergen Company. The purchase price is $45 million, less the amounts necessary to complete the expansion of Intergen's manufacturing facility located in Toronto, Canada. Additionally, the agreement provides the opportunity for the seller to earn additional consideration upon Intergen achieving certain financial results. The purchase will be financed with cash on hand, and is expected to close during the fourth quarter of 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No.141"), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes Accounting Principles Board ("APB") Opinion No. 16, and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." This Standard prescribes the accounting principles for business combinations and requires that all business combinations be accounted for using the purchase method of accounting. This Standard is effective for all business combinations initiated after June 30, 2001.

         SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets." This Standard prescribes the accounting practices for acquired goodwill and other intangible assets. Under this Standard, goodwill will no longer be amortized to earnings, but instead will be reviewed periodically (at least annually) for impairment. During the first nine months of 2001, the Company recorded goodwill amortization expense totaling $1,056,000. The Company will continue to amortize goodwill acquired prior to June 30, 2001 until the adoption date, however, goodwill related to acquisitions subsequent to June 30, 2001 will not be amortized. The Company will adopt this Standard on December 31, 2001. The impact of adopting this Standard has not yet been determined.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Standard addresses financial accounting and reporting for asset retirement costs of long-lived assets resulting from legal obligations associated with acquisition, construction or development transactions. The Company plans to adopt this in the first quarter of 2003. The adoption of this Standard is not expected to have a material impact on the Company's financial position or results of operations.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Standard supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This standard clarifies accounting and reporting for assets held for sale, scheduled for abandonment or other disposal, and recognition of impairment loss related to the carrying value of long-lived assets. This Standard is effective for fiscal years beginning after December 15, 2001. The adoption of this Standard is not expected to have a material impact on the Company's financial position or results of operations.

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

         During 2000, twelve complaints were filed against the Company and certain of its current and former executive officers and directors which allege violations of the Securities Exchange Act of 1934, including Sections 10(b) and 20(a) thereof and Rule 10b-5 promulgated thereunder. During the third quarter of 2000, the complaints were consolidated and a lead plaintiff was named. A consolidated complaint was filed on October 10, 2000 which also seeks the court's certification of the litigation as class action on behalf of all purchases of the Company's stock between April 27, 1999 and April 10, 2000. On November 30, 2000, the Company and the other defendants filed a motion to dismiss the consolidated complaint. On January 17, 2001, the plaintiff filed an opposition to the motion to dismiss. On April 20, 2001, a hearing was held on the motion to dismiss. On September 5, 2001, the Court granted the motion to dismiss the complaint in its entirety with prejudice and ruled that the plaintiffs would not be allowed to amend the complaint. On September 19, 2001, the plaintiffs filed a motion to amend the judgement and/or for relief arguing that they should have been allowed to amend the complaint. The Company responded by filing a brief supporting the Court's dismissal of the complaint. The Court has not yet ruled on the plaintiffs' motion. If the Court reverses its decision, or if plaintiffs seek and receive a reversal from the court of appeals, the Company intends to defend the lawsuits vigorously.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits (numbered in accordance with Item 601 of Regulation
                  S-K):

                  10.1     Employment Agreement between the Company and Robert
                           P. Collins
                  10.2     Employment Agreement between the Company and Harold
                           W. Ingalls
                  10.3     Employment Agreement between the Company and Thomas
                           H. Trobaugh
                  10.4 Severance Agreement between the Company and Peter J. Pizzo, III

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


                                  SEROLOGICALS CORPORATION
                                  ------------------------
                                  (Registrant)


Date: November 13, 2001                       By:    /s/ Harold W. Ingalls
                                                     ------------------------
                                                     Harold W. Ingalls
                                                     Vice President Finance and
                                                     Chief Financial Officer


                                               By:   /s/ Samuel R. Schwartz
                                                     --------------------------
                                                     Samuel R. Schwartz
                                                     Corporate Controller and
                                                     Chief Accounting Officer