Form 10-K
period 2001-12-30
SEROLOGICALS CORP
filed 2002-03-29
CIK 767673

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



             FOR THE FISCAL YEAR ENDED DECEMBER 30, 2001



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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the shares of common stock held by non-affiliates (based upon the closing sale price on The Nasdaq Stock Market) on March 25, 2002 was approximately $381,203,000. As of March 25, 2002, there were 24,293,248 shares of Common Stock, $0.01 par value per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE.

     Portions of the definitive proxy statement for the Annual Meeting of Stockholders (which will be filed pursuant to Regulation 14A within 120 days of the close of the Registrant's fiscal year ended December 30, 2001) shall be deemed to be incorporated by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I.
Item 1.   Business....................................................    3
Item 2.   Properties..................................................   17
Item 3.   Legal Proceedings...........................................   17
Item 4.   Submission of Matters to a Vote of Security Holders.........   18
Item 4A   Executive Officers and Key Employees of the Registrant......   18

PART II.
Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................   20
Item 6.   Selected Financial Data.....................................   21
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   22
Item 7A   Quantitative and Qualitative Disclosures about Market
          Risk........................................................   34
Item 8.   Financial Statements and Supplementary Data.................   34
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   34

PART III.
Item 10.  Directors and Executive Officers of the Registrant..........   34
Item 11.  Executive Compensation......................................   34
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   34
Item 13.  Certain Relationships and Related Transactions..............   34

PART IV.
Item 14.  Exhibits, Financial Statements, Schedules and Reports on
          Form 8-K....................................................   34

SIGNATURES............................................................   38

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

     - the impact of competition, including increased competition for anti-D antibodies, increased anti-D supply, likelihood of alternatives to antibody based products, and competition for blood proteins products and EX-CYTE(R);

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

     - increased demand for its cell culture supplement line of products, particularly EX-CYTE(R) and bovine serum albumin;

     - increased demand for the Company's anti-hepatitis antibody product;

     - decreased demand for the Company's anti-D antibody product;

     - the ability to continue expansion of monoclonal product sales outside of the United States, particularly in regards to OEM and branded blood-typing reagents;

     - the build-out of the monoclonal manufacturing facility in Scotland and the effect thereof on the Company's ability to meet demand for monoclonal antibodies;

     - the expansion of the Company's newly acquired protein fractionation facility in Toronto, Ontario and the effect thereon on the Company's ability to meet demand for certain of its diagnostic products;

     - the expected increase in the Company's research and development activities and expenditures;

     - the Company's competitive advantage over fully integrated diagnostic product manufacturers as a result of the Company's broad range of proprietary antibodies and state-of-the-art facilities;

     - expansion of the Company's product development efforts, the costs associated therewith and certain potential product development efforts the Company may pursue or which are currently underway and which may have opportunities for growth;

     - the expected level of and purposes for capital expenditures in 2002 and the sufficiency of capital and liquidity to meet working capital, capital expenditure and other anticipated cash requirements over the next twelve months, including the expected renewal of the Company's credit facility;

     - the integration of the headquarters of the Company's newly acquired Intergen subsidiary into the Company's headquarters;

     - the renewal or early termination of certain long-term customer contracts; and

     - the timing, success and costs of the Company's information technology initiatives.

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

     - the Company's ability to successfully integrate its Intergen acquisition;

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

ITEM 1.  BUSINESS

     Serologicals is a worldwide provider of biological products and enabling technologies that are essential for the research, development, and manufacturing of biologically based life science products. The Company's products and technologies are used in a wide variety of applications within the areas of oncology, hematology, immunology, cardiology, and infectious diseases, as well as in the study of molecular biology. The Company's customer base includes many of the leading life science companies throughout the world.

     The Company operates a protein fractionation facility in Kankakee, Illinois ("Serologicals Proteins", or "Proteins") that provides a variety of proteins used in diagnostic reagents and tissue culture media components for use as additives in biotech products. This facility was purchased by the Company in December 1998. Additionally, the Company operates two monoclonal antibody manufacturing facilities in Scotland ("Serologicals Ltd.") which are engaged in the development, manufacturing and sale of monoclonal antibodies.

     The Company operates a national network of 17 donor centers that specialize in the collection of specialty human antibodies. The Company provides value-added antibody-based products that are used as the active ingredients in therapeutic products for the treatment and management of diseases such as Rh incompatibility in newborns, rabies and hepatitis and in diagnostic products such as blood typing reagents and diagnostic test kits. Prior to August 2000, the Company, through its Seramed, Inc. subsidiary ("Seramed"), also owned and operated 47 donor centers that primarily collected source plasma containing non-specialty antibodies from which a number of products, primarily intravenous immune globulin, are derived. The Company divested this business in August 2000.

     On December 13, 2001, the Company acquired Intergen Company L.P., a privately held Delaware limited partnership ("Intergen"). Intergen is a developer, manufacturer and supplier of a variety of biological products and technologies to the biotechnology products, diagnostic components, and life sciences research markets of the life sciences industry. Intergen was headquartered in Purchase, New York, and has operations located in Gaithersburg, Maryland; Milford, Massachusetts; and Toronto, Ontario. The Company operates a protein fractionation facility at its location in Toronto. As of March 28, 2002, this facility is in the final phases of a major plant expansion. Additionally, with this acquisition the Company expanded its research and development capabilities and acquired a facility in Milford which is engaged in providing human plasma derived antibodies and plasma products for use as controls and calibrators in clinical diagnostics. The purchase price of $45 million, less approximately $1.7 million representing the estimated costs to complete the expansion of Intergen's manufacturing facility in Toronto, Canada, was funded with cash on hand. Additionally, the former partners of Intergen are entitled to earn certain additional cash consideration based on the financial performance of Intergen over a period of time.

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

     The activities of the Therapeutic Products segment primarily include the sale of specialty human antibodies collected at the Company's network of donor centers and used as the active ingredients in therapeutic products for the treatment and management of various diseases. The activities of the Diagnostic Products segment include the Company's monoclonal antibody production facilities and certain human-sourced, polyclonal antibodies. The Diagnostic Products segment also includes the activities of the Company's protein fractionation facilities located in Kankakee, Illinois and Toronto, Ontario. The antibodies and other proteins provided by the Diagnostic Products segment are used in diagnostic products such as blood typing reagents and diagnostic test kits and as nutrient additives in biotechnology products. All of the activities of Intergen are included in the Diagnostic Products segment.

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

     The therapeutic segment of the commercial sector includes products consisting of specialty antibodies and cells, as well as non-specific, or non-specialty, antibodies and source plasma. Specialty therapeutic antibodies are typically used to manufacture products for treating persons exposed to, or at risk of contracting, a specific disease. Specialty antibodies used for therapeutic purposes range from those used to treat medical indications such as tetanus and rabies, which the Company believes generally sell for approximately $100 to $300 per liter, to high-end products such as anti-D, an antibody used to treat Rh incompatibility in newborns and anti-hepatitis, which the Company believes generally sell for approximately $400 to $650 per liter. By comparison, the Company believes the average industry gross price of source plasma, from which IVIG and other products are derived, is approximately $95 to $110 per liter.

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

     The Company believes that there are a number of factors increasing the demand for antibodies and antibody-based products in general. In the treatment of certain diseases such as rabies and Rh incompatibility in newborns, antibody-based products are recognized as the only generally accepted treatment or prevention for such diseases. In addition, medical and scientific advances are increasing the demand for antibodies for new indications and improved therapies, such as the use of anti-D immune globulin in the treatment of Idiopathic Thrombocytopenic Purpura, an autoimmune disease. The Company also believes that cost containment in healthcare is spurring the demand for alternatives to antibiotics and vaccines, such as the use of antibody-based products for disease management. Additionally, increasing regulation and concerns relating to blood safety are causing demand for a broader array of antibody-based diagnostic tests used to evaluate blood samples. The demand for more diverse diagnostic tests is also increasing as world population migration is spreading diseases, which were once confined to specific geographic areas. This in turn is driving demand for the antibody and protein components that the Company manufactures. There are diagnostic tests now available, and that the Company expects to become increasingly available, that do not use antibodies as the principal means of detection, but instead rely on nucleic acid testing ("NAT"). This testing may ultimately replace some of the current antibody-based tests, however, overall demand for antibodies is still expected to increase in general. Although the Company believes the overall trend is an increase in demand for antibodies, the Company is subject to annual and quarterly fluctuations in sales of its antibodies as a result of uneven ordering patterns of the Company's small group of customers for these products.

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

     At times, the therapeutics industry has experienced critical shortages of certain end products, most notably source plasma. The Company believes that in addition to the factors discussed above, these shortages have been caused by several company-specific manufacturing, regulatory or other issues facing the manufacturers of these products as well as by recalls of product manufactured with plasma obtained from donors who were subsequently discovered to have had new variant Creutzfeld-Jakob disease ("nvCJD"). See "Govern-ment and Industry Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

     In recent years, the biopharmaceutical or biotechnology industry has seen many advances in the commercialization of protein-based therapeutic products, such as monoclonal antibodies and recombinant proteins. The Human Genome Project and other areas of research such as proteomics are expected to result in further additions to the pipeline of protein-based drugs in clinical trials. Many of these candidate protein-based therapeutics are made in cell culture, which is driving demand for cell culture media, including cell culture components. Many of these cell culture components such as EX-CYTE(R), insulin, certain types of BSA and transferrin are manufactured and/or distributed by the Company and are essential to cell growth and product manufacture, leading to increased demand. While there may be an increased demand for these components, it is anticipated that there will be a shortage of manufacturing capacity to make the protein-based therapeutic products, which may limit the rate at which cell culture components can be consumed by biopharmaceutical companies or by contract manufacturing organizations that operate the cell culture facilities. Another factor that could impede the demand for certain of these cell culture components is concern about some of these components being of animal, and more specifically, bovine in origin. This is as a result of concern relating to the potential for the agent causing Bovine Spongiform Encephalopathy ("BSE") to be present in the raw materials used in the production process. (See "Government and Industry Regulation").

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

OPERATIONS

     As of March 28, 2002, the Company conducted its operations through a national network of 17 donor centers and through laboratories located in the United States and the United Kingdom, two monoclonal production facilities in Scotland and purified blood proteins fractionation facilities in Kankakee, Illinois and Toronto, Ontario. All of the Company's manufacturing facilities except for Gaithersburg, Maryland, including its donor center network, are ISO 9000 certified. The Gaithersburg facility is not FDA regulated as its products are produced for Research Use Only ("RUO").

  Therapeutic Products Operations

     Donor Recruitment. The Company obtains the significant majority of its specialty antibodies from donors with high concentrations of the antibodies sought. The Company maintains an active communications network with medical professionals and healthcare organizations nationwide to assist in identifying these donors. The majority of the Company's 17 specialty donor centers are strategically located on or near medical campuses or hospitals, enhancing the Company's ability to source specialty antibodies from medical community referrals. The Company actively seeks to maintain and replenish its donor base for its specialty therapeutic and diagnostic products and maintains an ongoing program to recruit donors and inform medical professionals of its capabilities and needs.

     Donor Screening and Product Collection. Each donor candidate undergoes a process that includes an explanation of the donation procedure and how the antibodies they are donating are subsequently used, extensive physiological and biological screening, a physical examination and the collection of test samples. In addition, donors of specialty antibodies undergo further qualification profiling. Once a candidate is accepted as a donor, the Company can collect antibodies from the donor at a donor center through an FDA-approved collection procedure known as plasmapheresis, which lasts between 40 and 60 minutes and is very similar to donating blood. However, since red blood cells are separated by means of centrifugation and returned to the donor, individuals may donate as frequently as twice per week. Each donation is quarantined at the donor center while test samples are sent to the Company's central testing laboratory for FDA-mandated viral marker screening tests (e.g., hepatitis, HIV, etc.) and characterization (i.e., special analytical tests to identify and measure the quality and activity level or concentration of the targeted antibodies). Furthermore, voluntary industry standards require that each first time donor's ("Applicant Donor") donation be quarantined until such time that a second qualifying donation is obtained from the Applicant Donor and appropriate test results are obtained on both donations. If a second donation is not received from the Applicant Donor within six months, the initial donation must be destroyed, or sold as a diagnostic product. Once these two donations and their test results are complete and acceptable, the Applicant Donor becomes a "qualified donor" and all future donations are generally available for shipment once the mandated tests have been completed.

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

     Donor Management. Through communication, incentive programs and an emphasis on customer service, the Company encourages full and continuing participation by its donors. As an integral part of donor management, the Company's staff continually communicates with donors to reinforce their commitment. The Company has personnel and programs designed to make each visit to the donor center a smooth, comfortable and safe experience. The Company's expertise in donor management has enabled it to retain many donors for years of repeated, regular donations, thereby enhancing the Company's profitability. The Company's specialty donors typically donate once or twice per week, with many having continued as donors for ten years or greater. A significant portion of the Company's rare specialty antibody donors have entered into contracts with the Company pursuant to which they have agreed to donate exclusively to the Company.

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

  Diagnostic Products Operations

     Blood Protein Fractionation. The Company, through its manufacturing facilities in Kankakee, Illinois and Toronto, Ontario isolates specific proteins contained primarily in animal sera or plasma through specialized manufacturing processes known as protein fractionation. The Company utilizes core technologies such as organic solvent precipitation, heat shock, molecular and microporous filtration, ion-exchange chromatography and salt precipitation to isolate and purify major plasma protein classes (e.g., albumin, gamma globulin, transferrin, lipoproteins, aprotinin and clotting factors). The resulting blood protein product line is sold worldwide, to biopharmaceutical companies for use in tissue culture media in the production of genetically engineered proteins and to healthcare companies that manufacture blood typing or other diagnostic reagents such as in-vitro diagnostic tests for infectious disease and for blood typing.

     The primary raw material used by Serologicals Proteins, bovine serum, is purchased almost exclusively from a single abattoir located in Illinois. During 1999, the Company entered into a long-term agreement with the supplier, pursuant to which the Company is guaranteed certain minimum levels of serum. Additionally, the contract provides the Company with certain rights in the event of a change in control of this supplier. An inability of the supplier to meet its obligations under the contract or any other material disruption in the supply of serum could have an adverse effect on the Company. The recently acquired Toronto facility currently purchases its bovine serum under an annual purchase agreement from a single abbatoir in Calgary, Alberta.

     Monoclonal Antibody Production. In addition to collecting antibodies from its donors, the Company, through its Serologicals, Ltd. subsidiary, produces monoclonal antibodies from over 60 cell lines. The Company's FDA-licensed monoclonal manufacturing facilities in Edinburgh and Livingston, Scotland produce monoclonal antibodies from cells derived through the Company's donor network or acquired from other laboratories. Currently, all monoclonal antibodies manufactured by the Company are used in diagnostic products such as blood typing reagents and in controls for tests used for diagnosing certain infectious diseases. The monoclonal manufacturing operations are divided into two principal operating processes: (i) primary production, which involves the growing and initial processing of the antibodies; and (ii) secondary production, during which the products go through a sterile filtering, bottling, labeling and packing process. The primary production unit consists of a cell culture laboratory that creates cell banks and raises initial cultures for fermenters, as well as a fermentation plant housing up to ten fermenters ranging in size from 25 liters to 230 liters in total volume. The primary production unit also removes cell debris from the completed fermentation, and concentrates and dialyzes the product. The bulk antibody reagents or other solutions are sent to the secondary production unit for further processing. The secondary production unit has a clean room in which sterile filtration is carried out. The sterile filtered reagents are bottled, labeled and packed in this clean room and adjacent areas in bottles ranging in size from two milliliters up to twenty liters. In 2001 the Company initiated the build out of a plant acquired in 2000 that will expand the manufacturing space and capacity for secondary production. Through this monoclonal manufacturing capability, the Company has been able to introduce additional, second generation, human monoclonal products and continues to expand the sale of its finished products outside the United States, such as its value-added line of OEM and branded blood typing reagents. The Company also produces at its monoclonal antibody facilities additional companion products to its monoclonal blood typing range. These include reagent red cells, enzymes and diluents that are used in blood typing laboratories.

     Human-Sourced Antibodies. Through its donor center network used for the collection of therapeutic products, the Company collects antibodies used in the manufacture of clinical diagnostic test kits and in certain blood typing reagents. The donor recruitment, product collection and donor management processes are similar to those used in the collection of therapeutic products. The Company is also able to identify and react rapidly to disease outbreaks in order to recruit suitable donors for the specific antibodies created by such specific diseases.

PRODUCTS

     Through its value-added services, the Company provides antibodies and other biologic products for use in certain therapeutic and diagnostic products manufactured by major life science companies. The Company's customers generally further process these products. The Company also sells an increasing number of certain antibodies for blood typing reagents as OEM or directly to end-users. The Company also provides a full range of animal and human proteins that are used in the manufacturing process of recombinant (genetically engineered) therapeutic products and in diagnostic reagents. In 2001, the Company derived approximately 51% of its net sales from therapeutic products, a substantial majority of which related to anti-D and anti-hepatitis, and approximately 49% of its net sales from diagnostic products, the majority of which related to animal protein products for use in diagnostic reagents and as tissue media components for use in biopharmaceutical therapeutic products and antibodies used in blood typing reagents and diagnostic test kits.

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

          The Company believes that demand for anti-D antibodies used in the treatment of RhHDN has generally followed the birth rate of developed countries. The Company believes that, on a longer-term basis, worldwide demand for anti-D antibodies could increase as its use as a treatment for ITP becomes more widely accepted. On a short-term basis, the Company expects demand for anti-D to decline during 2002 as a result of product requirements that have been communicated to the Company by our customers. As previously discussed, demand for this and other specialty antibody products is subject to fluctuation as a result of the uneven ordering patterns of our customers.

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

  Diagnostic Products

     The primary products produced and sold by the Company's diagnostic business unit include the following:

          Animal Blood Proteins. Through its acquisitions of Proteins and Intergen, the Company provides a wide range of distinct animal protein products. These products, such as BSA, are primarily supplied to life science companies for use in blood typing and other diagnostic reagents. One of the primary uses of bovine albumin is to enhance the detection of blood group antibodies, a characteristic essential for the safe transfusion of whole blood. The Company also provides a line of highly purified animal proteins known as tissue culture media components that are used by biotechnology and biopharmaceutical companies as nutrient additives in cell culture media. Examples of these media components are EX-CYTE(R), produced through a patented manufacturing process, transferrin, BSA and aprotinin. Many of the recombinant proteins currently used as therapeutic products are genetically engineered in mammalian cells. In order for these cells to grow and produce, they require nourishment that can be found from such sources as EX-CYTE(R), which is rich in cholesterol, phospholipids and essential fatty acids; transferrin, a protein that provides the cells with the iron required for proper cellular respiration to occur; and BSA, which delivers essential nutrients critical for cellular growth and metabolism, and aprotinin, a bovine derived protease inhibitor which protects cells from enzymes.

          In order to meet current and expected demand for its line of EX-CYTE(R) products, during 1999 the Company completed an expansion of its protein fractionation facility in Kankakee, Illinois. Demand for EX-CYTE(R) has increased significantly in recent years as the success rate of genetically engineered proteins and other biotechnology products has increased. Based on projected demand over the next several years, the Company is evaluating the potential construction of a second EX-CYTE(R) plant in order to ensure customer requirements can be fulfilled. During 2000, the Company completed an expansion of its BSA manufacturing capacity to meet the anticipated demand for this product. As part of the acquisition of Intergen, the Company acquired another BSA facility in Toronto which has similar capabilities to the Kankakee facility. The plant is currently in the final phases of an expansion that will double the capacity and enable the Company to fractionate BSA using a process referred to as the Cohn method which is preferred by some biotech manufacturers in their cell culture media.

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

          Research Products and Technologies. Through the acquisition of Intergen the Company acquired a product line for use in life sciences research and in high throughput drug screening. The products are broken down into three primary categories: i) Detection products, ii) Cell-based research products and technologies, and iii) Molecular biology-based research products. Included in this group is Amplifluor(TM), a patented technology used for the detection of nucleic acids amplified by polymerase chain reaction (PCR) and other techniques.

RESEARCH AND DEVELOPMENT

     The Company's research and development activities are focused on developing new products and applications for the markets it serves. These activities have been focused on the development of monoclonal antibodies, and the necessary mammalian cell culture technology, to produce antibodies for use in the diagnostics industry for blood typing and disease identification. The Company anticipates that its development of monoclonal antibodies for disease state diagnosis will enable it to provide a more consistent and readily available product for its customers, particularly for antibodies that are difficult to obtain through human blood donations. The Company will continue to use its existing technology in monoclonal antibodies and protein purification as a platform for product development at its Scotland location.

     With the acquisition of Intergen Company in December 2001, the Company acquired additional research and development laboratories in Gaithersburg, Maryland and Milford, Massachusetts. The Gaithersburg facility focuses on the development of products for life sciences research, both at the research level and for therapeutic drug development. This research supports a line of reagent products manufactured for laboratory use, principally in the areas of gene research, apoptosis, gene methylation, and the production of custom oligonucleotides. This line of products is dependent on an expanding body of intellectual property, which is either developed internally or licensed, principally from research centers. The facility in Milford focuses on luminescent and chemiluminescent substrates, which are used as markers in diagnostic assays and life sciences research. Management believes research and development is a very important component of the continued development of the Company, and expects to continue to increase its investment in research and development over the next several years.

MARKETING AND CUSTOMERS

     During 2001, the Company consolidated its entire sales force into a centralized Commercial Operations group. Historically, the Company has utilized a relatively small group of sales personnel to market its products, and the sales force has been decentralized within the individual business segments. Upon formation of the Global Commercial Operations group during 2001, the Company has centralized all sales, marketing and customer service functions under one group. The Intergen acquisition significantly expanded the number of the Company's sales professionals.

     During 2001, the Company marketed its products to over 200 customers worldwide, including many major life science companies. Upon completion of the acquisition of Intergen, the Company's customer base increased to over 2,500 customers of various sizes. However, in 2001, 2000 and 1999, sales to the Company's top ten customers accounted for approximately 73%, 80% and 78%, respectively, of total net sales. One of the Company's customers, Bayer Corporation ("Bayer"), accounted for approximately 24%, 33% and 41% of the Company's net sales in 2001, 2000 and 1999, respectively, while another customer, Aventis Bio-Services, Inc. ("Aventis"), accounted for 13% and 15% of net sales in 2001 and 2000, respectively. During 1999, sales to Alpha Therapeutic Corporation accounted for approximately 10% of net sales. During 2001, 2000 and 1999, no other single customer of the Company accounted for greater than 10% of net sales. In 2001, 2000 and 1999, the Company's domestic sales represented approximately 53%, 69% and 77%, respectively, of net sales.

  Therapeutic Products Marketing

     The majority of the Company's therapeutic products are sold through its own sales force and, in limited markets, through independent brokers, to major biological product manufacturers. While the Company sold its specialty antibodies to eight customers during 2001, four of these accounted for approximately 90% of total specialty therapeutic sales. The majority of the Company's specialty antibodies for therapeutic use are sold pursuant to annual or multi-year purchase agreements, with prices and volumes generally negotiated annually. During 2001 the Company entered into several contracts with customers for long-term supply.

  Diagnostic Products Marketing

     The Company sells its blood proteins products worldwide to customers that are generally major biotechnology or biopharmaceutical companies that manufacture recombinant, therapeutic biopharmaceutical products, media formulators or major diagnostics companies that manufacture blood typing and other diagnostic reagents. A small portion of the Company's sales of blood proteins is to the research market and the veterinary market. The Company's marketing strategy involves identifying candidate customers, maintaining intimate knowledge of next generation projects of these companies and creating working relationships with the research teams of such companies. The Company believes that by competing at the earliest development stages, it increases its potential for being a sole source provider. During 2000 the Company entered into a long-term supply contract with a major pharmaceutical company that under certain circumstances obligates the Company and the customer to supply and buy, respectively, certain amounts of EX-CYTE(R) products over the term of the contract. This is indicative of an increasing desire of its customers to enter into long-term supply agreements to ensure their access to the product.

     The Company's monoclonal and polyclonal antibodies are sold to manufacturers or suppliers of blood typing reagents and independent brokers. While a large amount of the Company's monoclonal antibody sales are made pursuant to supply agreements, the majority are regarded as spot sales. The Company has OEM arrangements with several customers, the largest of which is under a long-term contract. The polyclonal blood typing reagent market can be characterized as a spot market with limited advance sales and commitments to purchase typically made orally after the customer receives a sample. Due to the technical nature of the product, monoclonal antibodies used to manufacture blood typing reagents require a highly trained and technical sales staff. The capabilities of the Company's facilities and staff allow for the marketing of monoclonal antibodies for blood typing in many forms, from unfinished product to finished, vialed and branded product.

     The Company's clinical diagnostic antibodies are primarily sold to manufacturers of diagnostic test kits for incorporation as controls or for use in product development projects. The Company sells a significant portion of its clinical diagnostic antibodies pursuant to a supply contract with a customer that expires in 2003.

QUALITY ASSURANCE

     The Company maintains a Global Quality Assurance System and Program designed to assure the efficacy and safety of its products and compliance with the requirements of regulatory authorities, industry trade associations and its customers. Through the Company's Quality Assurance Program and an internally maintained regulatory compliance program, the Company conducts periodic audits of each facility to ascertain the status and compliance of the Quality System as implemented. These audits are designed to ensure adherence to applicable regulations, Company procedures and assess the effectiveness of the Quality System as a whole. These audits are one component of the key quality indicators collected, reviewed and monitored by the Company in order to maintain a program of continuous improvement and compliance to its established systems and programs.

     The Company's operating facilities worldwide are registered to ISO 9000 Quality Standards, with the exception of our Gaithersburg, Maryland research and development facility. ISO 9000 is a voluntary Quality Standard recognized throughout the world. Compliance to this standard is required by many of our customers and in certain global markets. Additionally, for our monoclonal manufacturing facility, compliance with the In Vitro Diagnostic Directive ("IVDD") will be required for continued participation in the European Union and other global markets. The Company has already begun an extensive project to ensure that this facility is compliant with the IVDD well in advance of the deadline for adherence. Failure to achieve such compliance could have a material adverse effect on the Company.

     For our donor centers and plasma operations, the Company subscribes to the Quality Plasma Program ("QPP"), which is a donor center certification program administered by the Plasma Protein Therapeutics Association ("PPTA"), an industry trade organization. PPTA certifies only those facilities that meet its standards and provide the highest quality products. Many of the Company's customers require their suppliers to be QPP certified, as well as comply with governmental regulations and meet the requirements of ISO 9002. All of the Company's donor center facilities are currently QPP certified and ISO 9002 compliant.

COMPETITION

  Therapeutic Products Competition

     The Therapeutic Products segment is engaged in the business of providing specialty antibodies, which is a competitive and continually changing field. The Company competes for customers with other antibody suppliers on the basis of price, reliability and quality of product, breadth of product line and the ability to provide value-added services. While the Company believes that its proprietary anti-D vaccination protocol and extensive donor base of individuals with high concentrations of pre-existing anti-D antibodies provide it a competitive advantage and allow it to offer a premium product in terms of quality, in recent years the Company has experienced, and expects to continue to experience, increased competition for anti-D antibodies from other independent collection companies. The Company believes that future increases in the production of anti-D antibodies by other suppliers could have an adverse effect on the Company through lower selling prices per unit as well as potentially reducing its market share.

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

     Furthermore, several companies are attempting to develop and market products to treat diseases based upon technology that may lessen or eliminate the need for certain antibodies or other plasma-based products. Such products, if successfully developed and marketed, could adversely affect the demand for antibodies and other plasma-based products. The Company does not believe that any such products will be developed and or marketed over the next 18 to 24 months, and likely longer.

     The Company believes there are certain barriers to entry in the Therapeutic Products business. The Company believes it takes 12 to 15 months to obtain the necessary regulatory approvals in order to begin shipping product from a specialty donor center that immunizes its donors. In addition to these regulatory requirements, once the center is operational, a stable donor base must be established and maintained as repeat donors are critical to success for both quality control and profitability. A significant volume of donated antibodies and sophisticated screening and immunization procedures also are necessary in order to provide the diversity and quality of antibody products demanded by the market.

  Diagnostic Products Competition

     The Company faces competition in purified blood proteins, such as BSA, from a number of sources. There are several established competitors of various sizes both in the United States and internationally. The geographic location with respect to the source of raw materials (bovine serum) used for purification, the production process itself, and the suitability of the various purified proteins for the intended application are all factors that can have an effect on competition. The Company believes it maintains a competitive advantage for these products due to the high quality of the products it sells, as well as the high value of the technical support that is provided to its customers. Due to the long established product range, the quality of the technical support and recent investments in current good manufacturing practices (cGMP) at its facilities, the Company believes it is well positioned in its markets. The Company does not believe that it currently faces significant competition for its EX-CYTE(R) product line. In 2001, the Company announced the completion of a study validating that a key step in the production of EX-CYTE(R) is capable of inactivating prions, the agents that can cause BSE. The Company has applied for patent protection for this manufacturing process.

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

     The competition for the Company's research products manufactured primarily in Gaithersburg, Maryland includes large life science reagent suppliers as well as smaller companies focusing on specialty markets. The various product groups are sold into multiple market segments including cell biology research, molecular biology research, high throughput screening and assay development, and genetic analysis. The Company's focus on reagents and kits allows complementary selling with multiple instrument manufacturers in the marketplace.

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

     New facilities, products and operating procedures at the majority of the Company's locations must undergo FDA approval processes. Significant changes to existing facilities, products or operating procedures must also undergo FDA review prior to implementation. The Company's FDA-licensed donor centers and central testing laboratory in the United States and its monoclonal manufacturing facilities in the United Kingdom ("U.K.") are required to adhere to FDA current Good Manufacturing Practices (cGMP) and are periodically inspected by the FDA. Furthermore, the Company's protein fractionation site in Illinois and its facility in Milford, Massachusetts are both FDA-registered facilities. Donor centers must meet detailed standards for, among other things, the screening of donors, obtaining informed consents from donors, the collection of antibodies, training of personnel and the testing, handling and disposal of biologic products. If the FDA believes that a facility is not in compliance with all applicable laws and regulations, generally as a result of an on-site inspection, it typically issues a deficiency notice known as a Form FDA-483. A warning letter may be issued for serious deficiencies. If deficiencies are not adequately responded to or addressed in an appropriate and timely manner, further action may be taken by the FDA. These actions may include the detainment or seizure of products, issuance of a recall, enjoinment of future operations and the assessment of civil and criminal penalties against the Company, its officers or its employees. In addition, approvals or licenses could be temporarily suspended or revoked in certain circumstances. Failure to comply with regulatory requirements or a significant adverse regulatory action could have a material adverse effect on the Company.

     Due in part to the implementation of an approach by the FDA known as "Team Biologics", there has been an increasing level of regulatory scrutiny in the biologics industry resulting in more detailed and frequent inspections, and what the Company believes are a greater number of observations cited per inspection, deficiency notices and warning letters. In the past, the Company has received notifications and warning letters from the FDA of possible deficiencies in the Company's compliance with FDA requirements. To date, the Company believes that it has adequately addressed or corrected such deficiencies and that it is in material compliance with all relevant laws and regulations. As part of the regulatory compliance program, the Company is continually monitoring and improving it's communication with FDA in an effort to prevent any adverse action for the facilities currently inspected. However, since all of the Company's operations have not yet been fully subjected to the FDA's more intensive inspections, it is unable to determine what impact, if any, such inspections will have on the Company and its operations when they occur. During the first quarter of 2002, the FDA conducted an inspection of the Company's monoclonal manufacturing facility in Scotland. The facility received a Form FDA-483 as a result of the inspection. The Company is currently preparing its response to the notice and is developing an action plan to address the observations.

     The Company is also subject to numerous industry and customer-mandated standards. Industry groups such as PPTA and the Company's customers continually evaluate their practices and procedures regarding new information or public concerns over diseases which may be transmitted from donors through their blood or blood components. Based upon such evaluation, a certain portion of the population may be prohibited from donating in the future, or certain new testing and screening procedures may be required to be performed with respect to certain donors. The Company is also subject to routine inspections of its facilities by its customers, whose approval must generally be obtained for each donor center prior to shipping product. The Company is also subject to additional inspections by the Health Care Financing Administration ("HCFA") and state health departments. HCFA regulates and certifies all clinical testing performed at each donor center and the Company's central testing laboratory under the Clinical Laboratories Improvement Act ("CLIA") of 1988. The Company's central testing laboratory in Atlanta, Georgia is licensed by the FDA and the State of Georgia.

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

     One specific concern currently facing the industry is Creutzfeld-Jakob disease ("CJD") and nvCJD, an often fatal disease occurring sporadically in the world which has been reportedly linked in some cases to BSE, also known as "mad cow disease." However, no evidence currently exists that CJD or nvCJD can be transmitted by blood or plasma products and the risk, if any, is believed to be small and at present only theoretical. While no acceptable testing or screening procedure currently exists to detect CJD or nvCJD, CJD has generally been found to have a higher incidence in the older population. In response to this concern and at the request of several of its customers, the Company has ceased collecting certain antibodies from donors over the age of 59 at certain of its donor centers. As a further precaution against the theoretical transmission of nvCJD, the FDA has issued guidance which the Company follows banning plasma and blood donations from individuals that had spent extended periods of time in the United Kingdom during the mad cow epidemic there from 1980 to 1996.

     The Company produces certain bovine-derived products at its protein fractionation facilities in Kankakee, Illinois and Toronto, Ontario. The majority of these products are of the lowest determinable risk, and are derived according to FDA, World Health Organization (WHO) and European regulatory guidelines for the production of bovine source components for use in the development of critical therapeutic products. The Company takes additional measures to ensure that its bovine-derived products will be free from BSE, including the use of a single abattoir to supply bovine serum for each facility. Ante and post mortem inspections are performed by USDA/Agriculture Canada veterinarians for evidence of disease including BSE. The Toronto facility sources certain raw materials other than serum from abbatoirs in the U.S. and New Zealand. Each of the countries from which the Company's bovine materials are sourced are currently regarded as free from BSE. The Company will continue to monitor developments regarding BSE and actively take steps to ensure its products are manufactured in full compliance with current regulatory guidelines.

     Another standard voluntarily adopted by the industry relates to the acceptance of new donors. In an effort to further minimize the potential that infected plasma could enter the manufacturing process undetected, all first time donors' plasma is excluded from shipment and further manufacture in therapeutic products unless a second, negative set of test results is also obtained on a second donation within six months, essentially precluding one-time donations. Also, in order to further shorten the "window period" during which time a donor is potentially infectious but is not detected as such by current screening tests that measure antibody response to the viruses, certain of the Company's therapeutic customers have implemented a testing method, NAT, sometimes known as Polymerase Chain Reaction ("PCR") technology. PCR/NAT testing is a method used to detect the presence of genetic material of problem viruses before antibodies against those viruses can be formed. While the test is not yet required or approved by the FDA, certain of the Company's customers perform testing for hepatitis C and, in most cases, hepatitis B and HIV, as a further measure of safety.

     Although the Company does not believe that these new standards will have a material impact on its operating results, there is no assurance that the long-term impact of these standards, or the imposition of other blood safety or other measures, will not have a material adverse effect on future operations.

     Certain of the products produced at the Company's protein fractionation facilities in Kankakee and Toronto are considered "medical devices" under the Food, Drug and Cosmetic Act and, accordingly, are subject to its general control provisions that include requirements for registration, listing of devices, cGMP, labeling and prohibitions against misbranding and adulteration. These products, which represent an insignificant amount of the Company's sales, nonetheless subject the Company to FDA inspection and scrutiny. Furthermore, the FDA has indicated in certain guidance documents and in public meetings that it intends to more closely regulate tissue culture media, such as the Company's EX-CYTE(R) products, that are used in the manufacture of injectable products. While there has been no indication as to how these products will be classified and therefore with which standards they will need to comply, the FDA has indicated that, at a minimum, manufacturers of tissue culture media should adhere to cGMP standards. The Company currently produces EX-CYTE(R) in a dedicated facility that was constructed to cGMP standards. The imposition of additional regulatory requirements for its protein fractionation facility in Illinois could adversely affect the Company.

     Federal, state and foreign laws and regulations regarding the manufacture and sale of the Company's products are subject to future change. The Company cannot predict what impact, if any, such change might have on its business. However, such changes could have a material impact on the Company's business.

     Other. The Company is also subject to government regulations enforced under the Environmental Protection Act, the Clean Air Act, the Clean Water Act, the National Environmental Policy Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Medical Waste Tracking Act, and other national, state or local restrictions. The Company is also subject to workplace safety regulations under the Occupational Safety and Health Act
(OSHA). As part of its internal compliance program, the Company is undertaking an independent review of its compliance with OSHA and other regulations during 2002.

PATENTS, PROPRIETARY RIGHTS AND TRADEMARKS

     The Company considers the protection of its proprietary technologies and products to be important to the success of the Company. The Company relies on a combination of patents and trademarks to protect its technologies and products. The Company has over 60 patents registered globally, expiring at various times through 2021.

INFORMATION TECHNOLOGY

     The Company will be implementing an Enterprise Resource Planning ("ERP") system in 2002 in an effort to integrate the Company's manufacturing and accounting systems. During 2001, the company underwent a rigorous, detailed analysis and evaluation process to select a system that best fit the needs of the Company currently and in the future. The Company has selected an ERP system and will begin implementation of this system early in the second quarter of 2002.

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

EMPLOYEES

     As of March 15, 2002, the Company employed 703 persons, 528 of whom were located in the United States, 50 of whom were located in Canada and 125 of whom were located in the United Kingdom. Of the Company's employees, 50 that are employed at the Company's manufacturing site in Illinois and 24 that are employed at the Company's manufacturing site in Toronto are members of a collective bargaining unit. The Company believes that its relationship with its employees is generally satisfactory.

PRODUCT LIABILITY AND INSURANCE

     The sourcing, processing, manufacturing and sale of the Company's products involve a risk of product and professional liability claims. The Company has obtained product liability insurance in an amount of $1.0 million per incident and $3.0 million in the aggregate per annum per location for each of the Company's facilities with a $15.0 million aggregate policy limit on an occurrence basis and professional liability insurance in the same amounts on a claims made basis. The Company also has a $10.0 million excess liability umbrella insurance policy. There can be no assurance that the coverage limits of the Company's insurance policies and/or any rights of indemnification and contribution that the Company may have will offset potential claims. A successful claim against the Company in excess of insurance coverage and not subject to indemnification could have a material adverse effect on the Company.

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

     The Company's central testing laboratory and worldwide headquarters are located in two separate facilities in Atlanta, Georgia; its monoclonal research and development laboratories are located in Edinburgh, Scotland and the Company's FDA licensed monoclonal antibody manufacturing facilities are located in Livingston, Scotland. All of these facilities are leased with terms expiring through 2021, with the exception of one 22,000 square foot manufacturing site which is owned by the Company.

     The Company owns its 61,000 square foot blood protein fractionation facility in Illinois. This facility includes a 17,000 square foot expansion completed during 1999 that is dedicated to the manufacturing of EX-CYTE(R). The Company owns its blood protein fractionation facility in Toronto, Ontario which will be a total of 40,000 square feet upon completion of its expansion in the first half of 2002. The Company leases two buildings in Milford, Massachusetts totaling approximately 36,000 square feet, and one facility in Gaithersburg, Maryland with approximately 12,000 square feet.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in certain litigation arising in the ordinary course of business. In management's opinion, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

     During 2000, twelve complaints were filed against the Company and certain of its current and former executive officers and directors which allege violations of the Securities Exchange Act of 1934, including Sections 10(b) and 20(a) thereof and Rule 10b-5 promulgated thereunder. During the third quarter of 2000, the complaints were consolidated and a lead plaintiff was named. A consolidated complaint was filed on October 10, 2000 which also seeks the court's certification of the litigation as class action on behalf of all purchasers of the Company's stock between April 27, 1999 and April 10, 2000. On November 30, 2000, the Company and the other defendants filed a motion to dismiss the consolidated complaint. On January 17, 2001, the plaintiff filed an opposition to the motion to dismiss. On April 20, 2001, a hearing was held on the motion to dismiss. On September 5, 2001, the Court granted the motion to dismiss the complaint in its entirety with prejudice and ruled that the plaintiffs would not be allowed to amend the complaint. On September 19, 2001, the plaintiffs filed a motion to amend the judgement and/or for relief arguing that they should have been allowed to amend the complaint. The Company responded by filing a brief supporting the Court's dismissal of the complaint. On January 17, 2002, the Court reconsidered its decision and granted plaintiffs leave to file an amended complaint. The plaintiffs filed a second amended consolidated complaint on February 12, 2002. The Company does not consider the claims of the second amended consolidated complaint to be substantively different than those of the initial consolidated complaint and the Company is preparing a motion to dismiss the second amended consolidated complaint. The Company filed a motion to dismiss the second amended consolidated complaint on March 11, 2002. The plaintiffs and the Company will each have an additional opportunity to respond. Although management considers all of the claims in the second amended consolidated complaint to be without merit and intends to defend the lawsuit vigorously if the Company's motion to dismiss is denied, management is unable at this time to predict the final outcome of these claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year ended December 30, 2001.

ITEM 4A.  EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT

     The following table sets forth the names, ages and all positions and offices with the Company held by the Company's present executive officers:

NAME                                        AGE   POSITIONS AND OFFICES PRESENTLY HELD
----                                        ---   ------------------------------------
David A. Dodd.............................  52    President, Chief Executive Officer
                                                  and Director
Robert P. Collins.........................  48    Vice President, Human Resources
Harold W. "Bud" Ingalls...................  54    Vice President, Finance and Chief
                                                  Financial Officer
Sue Sutton-Jones..........................  49    Vice President, Global Regulatory
                                                  Affairs, Quality Assurance,
                                                    Compliance and Medical Affairs
Joseph T. Kozma...........................  51    Vice President, Strategic Market
                                                  Development
Jeffrey D. Linton.........................  39    Vice President, Corporate Business
                                                    Development, Legal and Public
                                                    Affairs; Corporate Secretary
Keith J. Thompson.........................  44    Vice President, Global Manufacturing
                                                    Operations
Thomas H. Trobaugh........................  50    Vice President, Global Commercial
                                                  Operations

     David A. Dodd has served as President, Chief Executive Officer and a director of the Company since June 2000. From August 1995 to June 2000, Mr. Dodd served as President and Chief Executive Officer of Solvay Pharmaceuticals, Inc., and as a member of the Management Board for the Pharmaceutical Sector of Solvay S.A. In addition, Mr. Dodd served as Chairman of the Board of Unimed Pharmaceuticals, Inc., a subsidiary of Solvay, from July 1999 to June 2000. Prior to joining Solvay, Mr. Dodd served in a number of management and executive positions for major life science corporations, including American Home Products, Bristol-Myers Squibb, and Abbott Laboratories. Mr. Dodd currently also serves on the board of directors of the American Foundation for Suicide Prevention and the Georgia Biomedical Partnership.

     Robert P. Collins has served as Vice President, Human Resources since August 2001. From April 2000 to August 2001, Mr. Collins was a partner with Ray & Berndtson, one of the nation's largest retained executive search firms. From February 1999 to April 2000, Mr. Collins served as President and Chief Operating Officer for Vision Twenty-One, Inc., a leading eye-care company. From September 1998 to February 1999, Mr. Collins worked as a self-employed consultant. From February 1986 to September 1998, Mr. Collins held a variety of leadership positions in human resources, business development, mergers and acquisitions and strategic initiatives with Magellan Health Services, Inc., including serving as President of Beacon Behavioral Health Group and President and Chief Executive Officer of Group Practice Affiliates, Inc. Mr. Collins currently serves as a member of the Association of Executive Search Consultants and the Technology Association of Georgia.

     Harold W. Ingalls has served as Vice-President, Finance and Chief Financial Officer since October 2001. From August 1998 to August 2001, Mr. Ingalls served as President and Chief Executive Officer and as a member of the Board of Directors for LaRoche Industries, Inc., a diversified commodity and specialty chemical manufacturer with operations in the United States, France and Germany. LaRoche Industries, Inc. filed a petition for reorganization under Chapter 11 of the Federal Bankruptcy Code on May 3, 2000. In September 2001, LaRoche emerged from Chapter 11 under a court approved plan of reorganization. From April 1996 to August 1998, Mr. Ingalls served as Chief Financial Officer and Treasurer of LaRoche. In addition, from April 2001 until August 2001, Mr. Ingalls served as President and Chief Executive Officer and a member of the Board of Directors of Nutec Sciences Corporation, a start up informatics company serving both the petroleum and life sciences industries. Mr. Ingalls has also held various financial and operating management positions, including Chief Financial Officer, for public and private corporations.

     Sue Sutton-Jones has served as Vice President, Global Regulatory Affairs, Quality Assurance, Compliance and Medical Affairs of the Company since January 2001. From July 1998 until December 2000, Ms. Jones served as Vice President, Worldwide Regulatory Compliance for Ortho-Clinical Diagnostics, a division of Johnson & Johnson. From September 1997 until July 1998, Ms. Sutton-Jones served as Executive Director, Quality and Compliance Services for Johnson & Johnson. From August 1996 until August 1997, Ms. Sutton-Jones served as Vice President, West Coast Operations for BRI Quality Regulatory Alliance, Inc., a provider of regulatory and clinical affairs and quality system consulting products and services to the healthcare industry. From 1994 to 1996, Ms. Sutton-Jones served as Vice President, Regulatory Affairs, Quality Assurance and Regulatory Compliance for Telectronics Pacing Systems.

     Joseph T. Kozma has served as Vice President, Strategic Market Development of the Company since March 2002. From 1987 until joining the Company, Mr. Kozma served in various capacities with the Intergen Company, most recently as Executive Vice President of Worldwide Sales and Marketing. Mr. Kozma was a co-founder of the Intergen Company.

     Jeffrey D. Linton has served as Vice President, Corporate Business Development, Legal and Public Affairs of the Company since October 2000. In September 2001, Mr. Linton was elected Secretary of the Corporation. From June 1993 until October 2000, Mr. Linton served in various capacities with Solvay America, Inc. companies, most recently as Vice President of Law, Government, and Public Affairs for Solvay Pharmaceuticals, Inc., from April 1999 until October 2000. From December 1996 until April 1999, Mr. Linton served as Vice President, Human Resources of Solvay Automotive, Inc., and from June 1993 until December 1996, Mr. Linton served as Staff Attorney of Solvay America, Inc.

     Keith J. Thompson has served as Vice President, Global Manufacturing Operations since March 2002. From January 1998 to March 2002, Mr. Thompson served as Vice President, Diagnostic Operations. Prior to his appointment as Vice President, Mr. Thompson served in various capacities at Serologicals, Ltd. since 1985, including as Managing Director from January 1995 until December 1997 and as Operations Director from November 1992 until December 1994.

     Thomas H. Trobaugh has served as Vice President, Global Commercial Operations since October 2001. From June 2000 to October 2001, Mr. Trobaugh served as Vice President of Operations for Friedman, Fliescher and Love, a private equity firm. From February 1997 until June 2000, Mr. Trobaugh served as President of SmartLight, Inc., a supplier of informatics and digital X-ray film viewers. From August 1983 until February 1997, Mr. Trobaugh served in various positions, most recently as Senior Vice President, Business Development, for ADAC Laboratories, a leading provider of healthcare information systems and imaging equipment.

     In addition, the following individuals serve as key employees of the
Company:

     Samuel R. Schwartz, CPA, 52, has served as Corporate Controller and Chief Accounting Officer since September 2001. From August 1998 to September 2001, Mr. Schwartz served in various senior financial management roles for the Company, most recently as Corporate Controller. From March 1998 to August 1998, Mr. Schwartz worked as a self-employed consultant, primarily on projects for the Company. From October 1990 to December 1997, Mr. Schwartz served as President and Chief Executive Officer of Quality Furniture Company, a private furniture manufacturer. From 1973 to 1990, Mr. Schwartz was employed by Coopers & Lybrand in various positions, most recently serving as a Partner in the Atlanta audit practice of the firm.

     M. Dwain Wilcox, 34, has served as Vice President, Information Systems since joining the Company in October 1998. Prior to joining the Company, Mr. Wilcox held several positions at Lanier Worldwide, a subsidiary of Harris Corporation, most recently as Director, Systems Integration from June 1996 until October 1998 and Program Manager, System Integration from November 1993 until June 1996.

                                    PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's common stock was initially offered to the public on June 15, 1995 at a price of $5.11 per share and trades on the Nasdaq Stock Market under the symbol "SERO."

     On March 25, 2002, the closing price of the common stock was $15.70 per share. As of March 25, 2002, there were 83 holders of record. The Company believes there are substantially more beneficial holders of the Company's common stock.

     The Company has not paid any cash dividends on its common stock to date. The payment of cash dividends, if any, in the future is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements and financial condition. It is the present intention of the Board of Directors to retain all earnings, if any, for use in the Company's business operations and, accordingly, the Board of Directors does not expect to declare or pay any cash dividends in the foreseeable future. In addition, under the Company's Third Amended and Restated Credit Agreement dated as of September 28, 1999, with Bank of America, N.A., et al. there are limitations on the Company's ability to pay cash dividends.

     The following table sets forth the high and low sale prices for the Company's common stock for the periods indicated as reported by Nasdaq.

                                                               HIGH     LOW
                                                              ------   -----
YEAR ENDED DECEMBER 30, 2001
  QUARTER ENDED
  April 1...................................................  $18.75   $9.31
  July 1....................................................   25.75   12.81
  September 30..............................................   23.95   12.53
  December 30...............................................   22.17   15.10
YEAR ENDED DECEMBER 31, 2000
  QUARTER ENDED
  March 26..................................................  $12.50   $5.69
  June 25...................................................    7.44    3.50
  September 24..............................................    8.50    3.75
  December 31...............................................   16.88    5.75

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data have been derived from the Consolidated Financial Statements of the Company. These data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and notes thereto included elsewhere in this Form 10-K. The statements of operations data and balance sheet data as of and for the years ended December 30, 2001, December 31, 2000, December 26, 1999, December 27, 1998 and December 28, 1997 have been derived from the audited Consolidated Financial Statements of the Company.

                                                2001       2000       1999       1998       1997
                                              --------   --------   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales...................................  $109,792   $147,760   $129,744   $123,072   $ 97,534
Costs and Expenses
  Cost of sales.............................    57,627    101,113     94,157     81,242     62,065
  Selling, general and administrative
     expenses...............................    23,521     21,777     17,340     13,545     12,222
  Research and development..................     1,665        710        701      1,403      2,000
  Special charges (credits), net............        61       (414)    33,969         --         --
                                              --------   --------   --------   --------   --------
OPERATING INCOME (LOSS).....................    26,918     24,574    (16,423)    26,882     21,247
  Other expense, net........................     1,471      2,376      4,513      2,696      2,713
  Interest (income) expense, net............    (1,139)     1,233        543       (846)      (532)
                                              --------   --------   --------   --------   --------
Income (loss) before income taxes...........    26,586     20,965    (21,479)    25,032     19,066
Provision (benefit) for income taxes........     9,494      8,048     (6,017)     8,687      7,064
                                              --------   --------   --------   --------   --------
NET INCOME (LOSS)...........................  $ 17,092   $ 12,917   $(15,462)  $ 16,345   $ 12,002
                                              ========   ========   ========   ========   ========
NET INCOME (LOSS) PER COMMON SHARE -- BASIC:
  Net income (loss).........................  $   0.72   $   0.57   $  (0.65)  $   0.68   $   0.54
                                              ========   ========   ========   ========   ========
NET INCOME (LOSS) PER COMMON
  SHARE -- DILUTED:
  Net income (loss).........................  $   0.70   $   0.56   $  (0.65)  $   0.63   $   0.51
                                              ========   ========   ========   ========   ========
WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING:
  Basic.....................................    23,749     22,815     23,617     24,001     22,249
                                              ========   ========   ========   ========   ========
  Diluted...................................    24,439     23,283     23,617     25,942     23,789
                                              ========   ========   ========   ========   ========
BALANCE SHEET DATA:
Working capital.............................  $ 55,156   $ 56,790   $ 50,172   $ 56,164   $ 37,425
Total assets................................   175,338    131,495    156,898    147,331    123,492
Long-term debt, less current maturities.....     1,451         --     30,000        878      4,446
Stockholders' equity........................   152,475    118,707    103,224    129,009    103,285

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  General

     The Company is a worldwide provider of biological products and enabling technologies that are essential for the research, development, and manufacturing of biologically based life science products. The Company's products and technologies are used in a wide variety of applications within the areas of oncology, hematology, immunology, cardiology, and infectious diseases, as well as in the study of molecular biology. The Company's customer base includes many of the leading life science companies throughout the world.

     On December 13, 2001, the Company acquired Intergen Company L.P., a privately held Delaware limited partnership. The purchase price of $45 million, less approximately $1.7 million representing costs to complete the expansion of Intergen's manufacturing facility in Toronto, Canada, was funded with cash on hand. Additionally, the former partners of Intergen are entitled to earn certain additional cash consideration based on the financial performance of Intergen over a period of time. Intergen is a developer, manufacturer and supplier of a variety of biological products and technologies to the life sciences industry. Intergen's products and technology support the development and manufacturing of biopharmaceutical products. The three primary strategic markets served by Intergen are i) biotechnology products, ii) diagnostic components, and iii) life sciences research. Intergen was headquartered in Purchase, New York, and has operations located in Gaithersburg, Maryland (research and development laboratory and related manufacturing for research products), Milford, Massachusetts (central distribution facility and disease state plasma operations), and Toronto, Ontario (protein fractionation facility). Intergen's corporate headquarters will be permanently closed and integrated into the Company's headquarters during the first half of 2002 based on an integration plan determined at the time of the acquisition. The acquisition of Intergen greatly expands the Company's product offerings and customer base in the Diagnostic business segment, and also enhanced the Company's research and development program.

     The Company also operates a protein fractionation facility in Kankakee, Illinois that provides a variety of proteins used in diagnostic reagents and tissue culture media components for use as additives in biotech products. A number of these products, such as bovine serum albumin , are primarily supplied to healthcare companies for use in diagnostic reagents. Proteins also provides a line of highly purified animal proteins known as tissue culture media components that are used primarily by biopharmaceutical and biotechnology companies as nutrient additives in cell culture media. One example of these media components is EX-CYTE(R), which is produced through a patented manufacturing process. The Company also operates two monoclonal antibody manufacturing facilities in Scotland which are engaged in the development, manufacturing and sale of monoclonal antibodies and related products for use in diagnostic products such as blood typing reagents and in controls for tests used for diagnosing certain infectious diseases.

     The Company conducts its therapeutic operations (or blood plasma operations) through a national network of 17 donor centers that specialize in the collection of specialty human antibodies. This segment of the Company's business provides value-added antibody-based products that are used as the active ingredients in therapeutic products for the treatment and management of diseases such as Rh incompatibility in newborns, rabies and hepatitis and in diagnostic products such as blood typing reagents and diagnostic test kits.

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

     The activities of the Diagnostic Products segment include the Company's monoclonal antibody production facilities and certain human-sourced, polyclonal antibodies. While an increasing number of Proteins' products are being used in therapeutic end products, the management of this business is performed within the Company's diagnostic business unit and, accordingly, is included in the Diagnostic Products reportable business segment. The antibodies and other proteins provided by the Diagnostic Products segment are used in diagnostic products such as blood typing reagents and diagnostic test kits and as nutrient additives in biotech products. The biological products, components and technologies that are provided through the former Intergen locations are all included within the Diagnostic Products segment.

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

  Litigation

     During 2000, twelve complaints were filed against the Company and certain of its current and former executive officers and directors which allege violations of the Securities Exchange Act of 1934, including Sections 10(b) and 20(a) thereof and Rule 10b-5 promulgated thereunder. During the third quarter of 2000, the complaints were consolidated and a lead plaintiff was named. A consolidated complaint was filed on October 10, 2000 which also seeks the court's certification of the litigation as class action on behalf of all purchases of the Company's stock between April 27, 1999 and April 10, 2000. On November 30, 2000, the Company and the other defendants filed a motion to dismiss the consolidated complaint. On January 17, 2001, the plaintiff filed an opposition to the motion to dismiss. On April 20, 2001, a hearing was held on the motion to dismiss. On September 5, 2001, the Court granted the motion to dismiss the complaint in its entirety with prejudice and ruled that the plaintiffs would not be allowed to amend the complaint. On September 19, 2001, the plaintiffs filed a motion to amend the judgement and/or for relief arguing that they should have been allowed to amend the complaint. The Company responded by filing a brief supporting the Court's dismissal of the complaint. On January 17, 2002, the Court reconsidered its decision and granted plaintiffs leave to file an amended complaint. The plaintiffs filed a second amended consolidated complaint on February 12, 2002. The Company filed a motion to dismiss the second amended consolidated complaint on March 11, 2002. The plaintiffs and the Company will each have an additional opportunity to respond. The Company does not consider the claims of the second amended consolidated complaint to be substantively different than those of the initial consolidated complaint and the Company is preparing a motion to dismiss the second amended consolidated complaint. Although management considers all of the claims in the second amended consolidated complaint to be without merit and intends to defend the lawsuit vigorously, if the Company's motion to dismiss is denied, management is unable at this time to predict the final outcome of these claims.

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

     In the past, the Company has received notifications and warning letters from the FDA related to possible deficiencies in the Company's compliance with cGMP and other FDA requirements. To date, the Company believes that it has adequately addressed or corrected such deficiencies and that it is in substantial compliance with all relevant laws and regulations. However, since all of the Company's operations have not yet been fully subjected to the FDA's more intensive inspections, it is unable to determine what impact, if any, such inspections will have on the Company and its operations when they occur. During the first quarter of 2002, the FDA conducted an inspection of the Company's monoclonal manufacturing facilities in Scotland. The facility received a Form FDA-483 as a result of the inspection. The Company is currently preparing its response to the notice and is developing an action plan to address the observations.

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

     One specific concern currently facing the industry is Creutzfeld-Jakob disease and new variant CJD, an often fatal disease occurring sporadically in the world which has been reportedly linked in some cases to bovine spongiform encephalopathy, also known as "mad cow disease." However, no evidence currently exists that CJD can be transmitted by blood or plasma products and the risk, if any, is believed to be small and at present only theoretical. While no acceptable testing or screening procedure currently exists to detect CJD, it has generally been found to have a higher incidence in the older population. In response to this concern and at the request of several of its customers, the Company has ceased collecting certain antibodies from donors over the age of 59 at certain of its donor centers. As a further precaution against the theoretical transmission of nvCJD, the FDA has issued guidance banning plasma and blood donations from individuals that had spent extended periods of time in the United Kingdom during the mad cow epidemic there from 1980 to 1996.

     The Company produces certain bovine derived products at its protein fractionation facilities in Kankakee, Illinois and Toronto, Ontario. The majority of these products are of the lowest determinable risk, and are derived according to FDA, World Health Organization and European regulatory guidelines for the production of bovine source components for use in the development of critical therapeutic products. The Company takes additional measures to ensure that its bovine-derived products will be free from BSE, including the use of a single abattoir to supply bovine serum for each facility. Ante and post mortem inspections are performed by USDA/Agriculture Canada veterinarians for evidence of disease including BSE. The Toronto facility sources certain raw materials other than serum from abbatoirs in the United States and New Zealand. Each of the countries from which the Company's bovine materials are sourced is currently regarded as free from BSE. The Company will continue to monitor developments regarding BSE and actively take steps to ensure its products are manufactured in full compliance with all of the regulatory guidelines.

RESULTS OF OPERATIONS

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto. The following table sets forth certain consolidated operating data of the Company as a percentage of net sales for the fiscal years indicated below.

                                                              2001     2000     1999
                                                              -----    -----    -----
Net sales...................................................  100.0%   100.0%   100.0%
Gross profit................................................   47.5%    31.6%    27.4%
Selling, general and administrative expenses................   21.4%    14.7%    13.4%
Research and development....................................    1.5%     0.5%     0.5%
Income before special (credits) charges, net and income
  taxes.....................................................   24.3%    13.9%     9.6%
Income (loss) before income taxes...........................   24.2%    14.2%   (16.6)%

     The results of operations for the years 2000 and 1999 presented below include the results of Seramed, which was divested in August 2000 as previously discussed. All of the consolidated and Therapeutic Products segment comparisons discussed below in the comparisons between years are impacted by the divestiture. Additionally, 2001 net sales include approximately $767,000 of remaining Seramed inventory that had previously been fully reserved.

YEARS ENDED DECEMBER 30, 2001 AND DECEMBER 31, 2000

NET SALES

CONSOLIDATED

     Consolidated net sales decreased 26%, or approximately $38.0 million, from $147.8 million in 2000 to $109.8 million in 2001. The decrease was driven by the decreased sales contribution from Seramed of approximately $54.2 million, offset by increases of both specialty therapeutic products and diagnostic products over the prior year. Excluding the results of Seramed, net sales increased approximately $16.2 million, or 18%, from $92.8 million in 2000 to $109.0 million in 2001.

THERAPEUTIC PRODUCTS

     Net sales of Therapeutic Products decreased approximately $46.2 million, or 45%, from $102.4 million in 2000 to $56.2 million in 2001. The decrease was primarily due to the reduction of sales of source plasma previously described, offset by increased sales of specialty antibodies. The increase in sales of specialty antibodies was primarily due to increased sales of anti-hepatitis antibodies, which increased 46% over the prior year. Anti-hepatitis has been the fastest growing product in this segment the last two years, and is expected to continue to be the fastest growing product in the therapeutic segment for the next twelve months. The Company believes the growth in demand for this product is largely being driven by the increasing life span for liver transplant patients, as well as other new treatment protocols for liver patients. Additionally, sales of anti-rabies antibodies increased 22% over the 2000 levels. Sales of anti-D antibodies declined 4% compared with 2000. Excluding Seramed, net sales of Therapeutic Products increased approximately $8.0 million, or 17% from $47.4 million in 2000 to $55.4 million in 2001.

DIAGNOSTIC PRODUCTS

     Net sales of Diagnostic Products increased approximately $8.3 million, or 18%, from $45.3 million in 2000 to $53.6 million in 2001. Sales of blood protein products increased approximately $6.2 million, or 25%, from $24.4 million in 2000 to $30.6 million in 2001. The majority of the increase in blood proteins was related to sales of EX-CYTE(R), which increased 62% over the prior year. Continued advances in the commercialization of the Company's customers' end products by moving to later stage clinical trials and FDA drug approval drove the majority of the increased demand for EX-CYTE(R). Total net sales of monoclonal antibodies and related products increased $1.1 million, from $14.8 million in 2000 to $15.9 million in 2001. The sales contribution from Intergen from the date of acquisition until year-end totaled $1.1 million. Net sales of primarily human-sourced antibodies used in blood typing reagents and diagnostic test kits were approximately $6.1 million, unchanged from the prior year.

GROSS PROFIT

CONSOLIDATED

     Consolidated gross profit increased 12%, or approximately $5.6 million, from $46.6 million in 2000 to $52.2 million in 2001. This increase was primarily the result of increased sales of high margin diagnostic products, particularly EX-CYTE(R), combined with the positive impact of the divestiture of the relatively low-margin source plasma business (with the exception of the 2001 sales of $767,000 previously discussed). Gross margin increased from 32% in 2000 to 48% in the current year, largely as a result of the sales mix reflecting the increased sales of EX-CYTE(R), the impact from sales of higher margin specialty antibodies representing a larger percentage of total sales in 2001 compared with 2000, and the decline in sales of the relatively low margin non-specialty antibodies resulting from the disposition of the Seramed business. Excluding Seramed in both periods, gross profit increased $5.2 million, or 11% from $46.1 million in 2000 to $51.3 million in 2001, and gross margin decreased from 50% to 47%.

THERAPEUTIC PRODUCTS

     Gross profit from Therapeutic Products increased approximately $600,000, or 3%, from $21.2 million in 2000 to $21.8 million in 2001. This increase was primarily due to the sales of fully reserved product from Seramed previously discussed. Gross margin increased from 21% in 2000 to 39% in 2001 as a result of the divestiture of the relatively low-margin source plasma business (with the exception of the 2001 sales of $767,000 previously discussed). Excluding Seramed in both periods, gross profit on Therapeutic Products increased approximately $280,000, or 1% from $20.7 million in 2000 to $20.9 million in 2001, and gross margins decreased from 44% in 2000 to 38% in 2001. This decrease was primarily due to the sales mix, as relatively higher-margin anti-D sales represented a lower percentage of therapeutic sales (excluding Seramed) in 2001 compared with 2000.

DIAGNOSTIC PRODUCTS

     Gross profit from Diagnostic Products increased approximately $4.8 million, or 19%, from $25.5 million in 2000 to $30.3 million in 2001. The majority of this increase was attributable to increased sales, primarily of the higher margin EX-CYTE(R) product. Gross margin for the Diagnostic Products segment increased from 56% to 57%, primarily due to product mix as EX-CYTE(R) represented a significantly higher percentage of total Diagnostic Products sales compared with the prior year. Also, gross margins were positively impacted in 2001 by the sale of certain fully reserved inventory.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Consolidated selling, general and administrative expenses increased 8%, or $1.7 million, from $21.8 million in 2000 to $23.5 million in 2001. The increase was primarily attributable to higher corporate expenses, which included recruiting and other expenses associated with the hiring of certain executives, increased professional fees, and increased costs associated with Company incentive compensation programs.

RESEARCH AND DEVELOPMENT

     Consolidated research and development expenses increased 134%, or $950,000, from $710,000 in 2000 to $1.7 million in the current year. As a percentage of revenues, the investment in research and development increased from 0.5% in 2000 to 1.5% in 2001. The majority of the growth in 2001 occurred at the Company's research and development laboratory in Scotland, primarily a result of expanding the number of scientists so that the Company can more quickly pursue development projects for new monoclonal antibody products and other products related to the cell culture market. As previously mentioned, the Intergen acquisition greatly expanded the Company's research and development capabilities. A significant amount of the research and development currently performed at the Company's United States based facilities, acquired through the Intergen transaction, is related to the development of applications for certain technologies and products by working closely with customer requirements. The Company intends to continue to increase its investment in research and development expenditures as a percentage of revenue over the next several years, with 2002 spending expected to be approximately 3.5% of revenues, and increasing over the next three to five years.

OTHER EXPENSE, NET

     Consolidated other expense, net, which primarily consists of amortization of goodwill and other intangible assets and gains and losses from foreign currency translations, decreased approximately $900,000 million, or 38%, from $2.4 million in 2000 to $1.5 million in the current year. The decrease was almost entirely due to the decrease in goodwill amortization resulting from the sale of Seramed.

INTEREST (INCOME) EXPENSE, NET

     The Company recorded net interest income of $1.1 million in 2001, compared with net interest expense of $1.2 million in 2000. The Company maintained significantly higher cash balances in 2001 compared with 2000. In August 2000, the Company repaid all of its outstanding borrowings with proceeds received from the Seramed sale.

SPECIAL (CREDITS) CHARGES, NET

     During 2001, the Company recorded a charge of approximately $200,000 representing severance costs associated with the departure of the Company's former Chief Financial Officer. This severance will be paid out over a one-year period beginning in October 2001. Also, during June 2001, the Company wrote off approximately $925,000 of incremental external due diligence costs related to the evaluation of the potential acquisition of Intergen. At the time of the write-off, the Company did not consider the acquisition probable of being completed. All eligible costs incurred with respect to the eventual acquisition subsequent to the resumption of negotiations with Intergen later in 2001 were capitalized as part of the cost of the acquisition. Additionally, during 2001, the Company reversed approximately $762,000 of previously accrued amounts related to the cancellation of a software development contract in 1999, under which a third party vendor was assisting the Company in developing a donor center automation system. This amount had been accrued as part of a $4.2 million charge to write off previously capitalized costs and accrue for estimated remaining costs related to the project. During 2001, the Company received a favorable ruling in its arbitration case related to these costs in which the arbitrator ruled that the Company had no further obligation to the vendor. Also during 2001, the Company recorded an adjustment of approximately $300,000 to reverse a pre-acquisition contingency accrual that was initially recorded when the Company acquired Serologicals Proteins in 1998.

     Special (credits) charges, net for 2000 consisted of costs incurred related to the divestiture of Seramed, and the $1.95 million benefit from an insurance settlement of a product liability claim. Also in 2000, the Company recorded an asset impairment charge totaling $276,000, along with approximately $1.3 million of charges associated with termination benefits, lease terminations, and other costs associated with the divestiture of the non-specialty antibody business. The Company realized a gain on the disposal of Seramed totaling approximately $219,000.

PROVISION FOR INCOME TAXES

     The provision for income taxes as a percentage of income before income taxes decreased from 38% in 2000 to 36% in 2001, primarily as a result of the reduction in the amount of non-deductible goodwill resulting from the sale of Seramed in August 2000.

YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 26, 1999

NET SALES

CONSOLIDATED

     Consolidated net sales increased 14%, or approximately $18.0 million, from $129.7 million in 1999 to $147.8 million in 2000. The increase was driven by increased sales of both therapeutic products and diagnostic products compared with 1999. One factor contributing to the year over year increase was that in 1999 the Company was impacted by the cancellation of anti-D orders by two customers. Excluding the results of Seramed, net sales increased approximately $24.6 million, or 36%, from $68.1 million in 1999 to $92.8 million in 2000.

THERAPEUTIC PRODUCTS

     Net sales of Therapeutic Products increased approximately $11.3 million, or 12%, from $91.1 million in 1999 to $102.4 million in 2000. The increase was primarily the result of an increase in sales of anti-D antibodies and other specialty antibodies in 2000 compared with 1999, offset by decreased sales of non-specialty antibodies resulting from the divestiture of that business in 2000. The 1999 sales were negatively impacted by order cancellations for anti-D by two customers. During 2000, some of the lost business was recaptured, and additionally the Company benefited from a large unexpected spot order for anti-D during the fourth quarter. Total net sales of specialty antibodies increased $16.7 million, or 54% over 1999, driven primarily by significant increases in anti-D and anti-hepatitis antibodies. Net sales of anti-hepatitis antibodies increased over 200% over the 1999 levels, primarily due to additional market demand for the product, combined with some carryover shipments from 1999 that were delayed due to issues at the Company's central testing laboratory that were resolved in the fourth quarter of 1999. Additionally, sales of anti-rabies antibodies increased 69% over the 1999 levels. Non-specialty antibody sales decreased approximately $5.4 million, or 9%, as a result of the sale of Seramed in the third quarter of 2000. Excluding Seramed, net sales of Therapeutic Products increased approximately $17.9 million, or 61% from $29.5 million in 1999 to $47.4 million in 2000.

DIAGNOSTIC PRODUCTS

     Net sales of Diagnostic Products increased approximately $7.5 million, or 20%, from $37.8 million in 1999 to $45.3 million in 2000. Sales of blood protein products increased approximately $3.4 million, or 16%, from $21.0 million in 1999 to $24.4 million in 2000. The majority of the increase in blood proteins was related to sales of EX-CYTE(R). Advances in the commercialization of the Company's customers' end products by moving to later stage clinical trials drove the majority of the increased demand for EX-CYTE(R). Total net sales of monoclonal antibodies and related products increased $2.9 million, from $11.9 million in 1999 to $14.8 million in 2000. Sales of monoclonal antibodies benefited from increased demand for certain products manufactured for a customer under an outsourcing arrangement under which the Company began shipping in early 2000. The remaining net sales, primarily human-sourced antibodies used in blood typing reagents and diagnostic test kits, increased approximately $1.2 million, from $4.9 million in 1999 to $6.1 million in 2000.

GROSS PROFIT

CONSOLIDATED

     Consolidated gross profit increased 31%, or approximately $11.0 million, from $35.6 million in 1999 to $46.6 million in 2000. This increase was primarily the result of increased sales, primarily of relatively higher margin specialty antibodies in 2000 compared with 1999, as well as the increased sales of the relatively higher margin EX-CYTE(R) products. Gross margin increased from 27% in 1999 to 32% in 2000, largely as a result of the sales mix reflecting the increased sales of EX-CYTE(R) and the higher margin specialty antibodies, combined with the decline in sales of the relatively low margin non-specialty antibodies resulting from the disposition of the Seramed business. Excluding Seramed, gross profit increased $12.8 million, or 38% from $33.3 million in 1999 to $46.1 million in 2000, and gross margin increased from 49% to 50%.

THERAPEUTIC PRODUCTS

     Gross profit from Therapeutic Products increased approximately $5.2 million, or 32%, from $16.0 million in 1999 to $21.2 million in 2000. This increase was primarily due to higher sales of relatively higher margin anti-D antibodies, and other specialty antibodies including anti-hepatitis. Additionally, gross profit on non-specialty antibodies sold by Seramed decreased as a result of the sale of this business. Gross margin increased from 18% in 1999 to 21% in 2000, primarily as a result of the substantial increase in sales of specialty antibodies discussed above. Excluding Seramed, gross profit on Therapeutic Products increased approximately $7 million, from $13.7 million in 1999 to $20.7 million in 2000, and gross margins decreased from 46% in 1999 to 44% in 2000.

DIAGNOSTIC PRODUCTS

     Gross profit from Diagnostic Products increased approximately $5.4 million, or 27%, from $20.1 million in 1999 to $25.5 million in 2000. The majority of this increase was attributable to increased sales, primarily of the higher margin EX-CYTE(R) product. Gross margin for the Diagnostic Products segment increased from 53% to 56%, primarily due to product mix as EX-CYTE(R) represented a significantly higher percentage of total

Diagnostic Products sales in 2000 as compared with 1999. The Company also benefited from production efficiencies at certain of its manufacturing operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Consolidated selling, general and administrative expenses increased 26%, or $4.5 million, from $17.3 million in 1999 to $21.8 million in 2000. The increase was primarily attributable to higher corporate expenses, which included recruiting and other expenses associated with the hiring of certain executives, increased professional and legal fees, increased expenses associated with various incentive compensation programs and increased expenses associated with the Company's quality and regulatory initiatives.

OTHER EXPENSE, NET

     Consolidated other expense, net, which primarily consists of amortization of goodwill and other intangible assets and gains and losses from foreign currency translations, decreased approximately $2.1 million, or 47%, from $4.5 million in 1999 to $2.4 million in 2000. The decrease was almost entirely due to a decrease in goodwill amortization resulting from the write-off of $24.9 million of goodwill related to Seramed during the fourth quarter of 1999, and to the subsequent divestiture of this business in August 2000.

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

PROVISION (BENEFIT) FOR INCOME TAXES

     The provision (benefit) for income taxes as a percentage of income (loss) before income taxes increased from a benefit of 28% in 1999 to a provision of 38% in 2000. This increase was primarily due to the non-deductible portion of goodwill written off during 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The following table sets forth certain indicators of consolidated financial condition and liquidity of the Company as of the following fiscal year ends (in thousands):

                                                         2001       2000       1999
                                                       --------   --------   --------
Cash and cash equivalents............................  $ 10,780   $ 22,492   $  3,294
Working capital......................................    55,156     56,790     50,172
Total debt and capital lease obligations.............     4,576         13     32,567
Stockholders' equity.................................   152,475    118,707    103,224
Total debt to equity ratio...........................       3.0%        --       31.5%

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

     Net cash provided by operating activities in 2001 was $21.6 million as compared to net cash provided of $44.2 million in the previous year. This decrease was primarily attributable to an increased investment in working capital of approximately $21.6 million versus the prior year and increased net income of $4.2 million, offset by a non-cash deferred income tax provision of $1.2 million compared with a provision of $6.5 million in 2000. The increased investment in working capital was primarily due to a $7.7 million increase in accounts receivable in 2001 compared with a $16.4 million decrease in 2000, and a $9.1 million larger decrease in inventory versus the prior year, offset by a decrease between years of approximately $6.4 million in other assets. The accounts receivable and inventory year over year changes were primarily due to the sale of Seramed in 2000 and the eventual liquidation of working capital.

     Net cash used in investing activities in 2001 was $46.4 million, compared with net cash provided by investing activities of $7.1 million in the previous year. Investing activities in 2001 included the acquisition of Intergen for $41.4 million, and capital expenditures of $5.1 million. Investing activities in 2000 included net proceeds of $20.1 million from the sale of Seramed, offset by a $3.5 million cash outflow representing partial payment of a net asset settlement related to the Company's 1999 acquisition of Serologicals Proteins, and capital expenditures totaling approximately $9.6 million.

     Capital expenditures in 2001 consisted primarily of the following major projects: i) relocation of the Company's corporate headquarters; ii) completion of various expansion projects at Serological Proteins; and iii) various information systems initiatives. In 2000, capital expenditures included i) expansion of the bovine serum albumin manufacturing capacity at Serologicals Proteins; ii) acquisition of a facility in Scotland to be used to expand the Company's monoclonal manufacturing operations; and iii) costs associated with automating the Company's donor center network.

     During 2002, the Company anticipates capital expenditures of approximately $13 million to $15 million. The most significant expenditure will be the implementation of an Enterprise Resource Planning (ERP) system. The Company will begin implementation of the ERP system early in the second quarter of 2002. The total costs associated with this project are expected to be between $4 million to $5 million. Additional capital projects expected to be undertaken during 2002 include i) completion of the buildout of the expanded monoclonal manufacturing operations in the building acquired in Scotland in 2000; ii) completion of the expansion of the Company's manufacturing facility in Toronto, Ontario, iii) costs associated with the relocation of the Company's research and development facility in Scotland, as well as relocations of certain donor centers in the United States, and iv) various other information systems projects.

     Net cash provided by financing activities in 2001 was $13.1 million compared with net cash used of approximately $32.1 million in the prior year. Financing activities in 2001 consisted of cash proceeds of approximately $13.3 million from the exercise of stock options and the purchase of stock through other

Company stock ownership plans. Financing activities in 2000 primarily consisted of repayments of borrowings under the Company's Revolver as well as the repayment of $2.5 million of convertible debt, the repurchase of approximately 657,000 shares of common stock for approximately $3.0 million, and proceeds from the exercise of stock options.

     As of December 30, 2001, the Company had outstanding debt of approximately $4.6 million consisting of a note payable to a supplier which was acquired through the Intergen acquisition, as well as certain capital lease obligations. The note payable bears interest at a rate of 7%, requires monthly payments of principal, and will be paid in full no later than March 2003. The Company has no borrowings outstanding under its Revolver.

     In February 2002, the Company received commitments from a syndicate of four banks to amend and extend its revolving line of credit. Upon closing, the facility will be reduced from $75 million to $65 million, and will mature three years from the date of closing. Management believes that the $65 million facility, combined with current cash on hand and cash flows generated from operations, provides the Company with adequate capital to fund its operations, capital expenditure requirements and to pursue external growth opportunities over the next several years. The Company expects to close on the facility in the second quarter of 2002, although there can be no assurance it will be successful in extending the Revolver.

     The Company has no off-balance sheet financing arrangements and has not created any special purpose entities. Additionally, the Company does not undertake any trading activities within its business with respect to non-exchange traded contracts accounted for at fair value, and has no transactions with related parties.

MARKET RISK

     The Company is exposed to market risk from changes in foreign currency exchange rates and, to a lesser extent, interest rates, which could affect its future results of operations and financial condition. The Company manages its exposure to these risks through its regular operating and financing activities.

  Foreign Currency Exchange Rates

     The Company's foreign-based operations are conducted through manufacturing operations located in the United Kingdom and Canada. In 2001, 2000, and 1999, foreign-based operations accounted for approximately 15%, 10% and 9% of net sales and approximately 17%, 16% and 29% of income from operations, respectively.

     The functional currency of the Company's UK operations is the British pound sterling, and the functional currency for the Company's Canadian operations based in Toronto is the Canadian dollar. Fluctuations in foreign exchange rates can impact operating results, including net revenues and expenses, when translations of the subsidiary financial statements are made in accordance with SFAS No. 52, "Foreign Currency Translation." Furthermore, the Company transacts business in various foreign currencies, subjecting it to exposure from movements in the exchange rates of those countries. However, a large portion of the Company's sales to foreign countries is denominated in U.S. currency, thus mitigating a significant portion of this risk. It has not been the Company's practice to hedge its assets and liabilities in the U.K. or its intercompany transactions and, accordingly, has not used derivatives or other off-balance sheet items to manage any significant foreign currency exchange risk. In 2001, 2000 and 1999, the Company recorded foreign currency transaction gains (losses) of approximately $44,000, $(63,000) and $(240,000), respectively.

CRITICAL ACCOUNTING POLICIES

     The consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States of America, which require management to make estimates that affect the amount of revenues, expenses, assets and liabilities reported. Following are five critical accounting matters which are both very important to the portrayal of our financial condition and results and required management's most difficult, subjective, or complex judgements. The accounting for these matters was based on current facts and circumstances which, in management's judgment, hold potential for change which could affect management's future estimates. Therefore, future financial results could differ materially from current financial results based on management's current estimates.

  Revenue recognition

     The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. The Company has negotiated volume pricing discounts with certain customers that provide for a discount if certain volumes of the Company's products are purchased. The Company defers any revenue subject to refund if the volumes are met under these arrangements until such time that the Company and the customer jointly determine that the volumes required for discount will not be achieved.

  Accounts receivable

     The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by review of current credit information. The Company monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified.

  Inventory

     Inventories are carried at the lower of cost or market. Cost includes materials, labor and overhead. Market, with respect to all inventories, is replacement cost or net realizable value. Management frequently reviews inventory to determine the necessity of reserves for excess, obsolete or unsaleable inventory. These reviews require management to assess customer and market demand. These estimates may prove to be inaccurate, in which case the Company may have over or under stated the reserve required for excess, obsolete, or unsaleable inventory.

  Valuation of goodwill and other intangible assets

     The Company periodically evaluates its goodwill and intangibles for potential impairment whenever events or changes occur that indicate the carrying value may no longer be recoverable. Evaluations are based on estimated undiscounted future cash flows from the use and eventual disposition of the underlying assets. In the first quarter of 2002, the Company will adopt Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The Company will be required to perform an initial impairment review of its goodwill during the first half of 2002, and will perform an annual review thereafter.

  Deferred income taxes

     The Company recognizes deferred tax assets and liabilities based on differences between the carrying amount in the financial statements and the tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability. If the Company determines that the recoverability of its deferred tax assets is not probable, a valuation allowance will be recorded against these assets.

     The Company uses a combination of historical results, anticipated future events, and detailed assessment of relevant facts and circumstances to estimate and make assumptions relating to its critical accounting policies. Actual results could differ from those estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"), and SFAS No. 142. SFAS No. 141 supersedes Accounting Principles Board ("APB") Opinion No. 16, and SFAS No. 38, "Accounting for

Preacquisition Contingencies of Purchased Enterprises." This Standard prescribes the accounting principles for business combinations and requires that all business combinations be accounted for using the purchase method of accounting. This Standard is effective for all business combinations initiated after June 30, 2001. The Company's acquisition of Intergen was accounted for as a purchase under SFAS No. 141.

     SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets." This Standard prescribes the accounting practices for acquired goodwill and other intangible assets. Under this Standard, goodwill and indefinite lived intangibles will no longer be amortized to earnings, but instead will be reviewed periodically (at least annually) for impairment. During 2001, the Company recorded goodwill amortization expense totaling approximately $1.4 million. In accordance with the requirements of SFAS No. 142, goodwill related to the Intergen acquisition was not amortized. Effective with fiscal year 2002, goodwill will no longer be amortized. However, goodwill will be tested for impairment at least annually. The Company will adopt this Standard on December 31, 2001. The impact of adopting this Standard has not yet been determined.

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

OUTLOOK

     During 2002, many of the Company's resources and efforts will be focused on completing the integration of the Intergen acquisition and developing our expanded research and development operations. The Company expects to hire a Vice President of Research and Development and Chief Scientific Officer during 2002 to oversee this area. Additionally, the other major activity planned is the ERP system implementation previously discussed that will begin in April 2002. The Company expects its capital expenditures to increase significantly over 2001, with 2002 expenditures expected to be in the range of $12 million to $15 million. The major components of the planned expenditures are discussed above under "Liquidity and Capital Resources."

     The Company expects overall demand for specialty antibody products to decline in 2002 as a result of the uneven ordering patterns of its customers. The decline will be due to a significant decrease in expected orders for anti-D that will be partly offset by increased sales of anti-hepatitis antibodies. During the first quarter of 2002, Bayer AG and Aventis, two of the largest customers for the Company's therapeutic products, announced the signing of a letter of intent to combine the blood plasma businesses of these two companies. The impact of this potential combination on the Company's operations is unknown at this time. The Company is evaluating opportunities to further develop new sales opportunities in this segment, including the introduction of new products for direct sale or potential joint venture projects with other companies for specific products.

     The Diagnostic segment is expected to grow significantly in 2002 with the contributions from the Intergen acquisition, combined with expected continued strong growth of EX-CYTE(R). The Company expects to continue to be able to meet demand for EX-CYTE(R) over the next 12-18 months, but is currently evaluating the need for construction of a second plant to allow the Company to meet the expected future demand for this product. The Company expects the demand for its BSA product line to strengthen during 2002 after a very soft 2001. The start-up of the expanded Toronto plant during the second quarter will expand the Company's BSA product offering with the Cohn fractionated product that will be produced at that location. Additionally, the company is currently working with several customers who are evaluating certain of the detection products and technologies manufactured at the Gaithersburg facility. The Company expects to continue to work with these and other prospective users in the biopharmaceutical field in order to obtain contracts and or license arrangements for use of the Company's technologies in the customers' drug discovery process. However, there can be no assurance that any contracts or licensing arrangements will be forthcoming.

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by Items 10, 11, 12 and 13 will be contained in the Company's definitive proxy statement which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 30, 2001 and such information is incorporated herein by reference. Certain information concerning the executive officers and certain key employees of the Company is set forth in Part I under the caption "Executive Officers and Key Employees of the Registrant."

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) Financial Statements

     The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

(a) (2) Financial Statement Schedules

     Schedule II -Valuation and Qualifying Accounts

     All other schedules have been omitted because the information is not required or is not so material as to require submission of the schedule, or because the information is included in the financial statements or the notes thereto.

(b) Reports on Form 8-K

     On December 19, 2001, the Company filed a Current Report on Form 8-K under
Item 2 announcing that it completed the acquisition of Intergen Company, L.P. and Subsidiaries on December 13, 2001.

(c) Exhibits

 2.1 Asset Purchase and Sale Agreement dated May 31, 2000, by and between Serologicals Corporation and Aventis Bio-Services,
         Inc. (Exhibit 2.1 to the Company's Quarterly Report on Form
         10-Q for the period ended June 25, 2000 is hereby incorporated by reference).
 2.2 Plan and Agreement of Merger dated November 5, 2001, by and among Serologicals Corporation, Intergen Company, L.P.,
         Serocor Incorporated, and Intergen Investors, L.P. (Exhibit
         2.1 to the Company's Current Report on Form 8-K, dated
         December 19, 2001, is hereby incorporated by reference).
 2.2.1   Amendment to Plan and Agreement of Merger dated December 13,
         2001 (Exhibit 2.2 to the Company's Current Report on Form
         8-K, dated December 19, 2001, is hereby incorporated by reference).
 2.3     Earnout Agreement dated December 13, 2001 by and among
         Serologicals Corporation, Intergen Investors L.P., STJ Bio
         Corp., Spencer Paige Corp., Ronald Dilling, Donald
         Gutenkunst, President and Fellows of Harvard College, and
         University of Illinois Foundation (Exhibit 2.3 to the
         Company's Current Report on Form 8-K, dated December 19,
         2001, is hereby incorporated by reference).
 2.4 Agreement of Purchase and Sale, dated November 30, 1998, between Serologicals Corporation and Bayer Corporation
         (Exhibit 2.1 to the Company's Current Report on Form 8-K, dated January 12, 1999, is hereby incorporated by reference).
 2.4.1   First Amendment to the Agreement of Purchase and Sale, dated
         December 29, 1998, between Serologicals Corporation and
         Bayer Corporation (Exhibit 2.2 to the Company's Current
         Report on Form 8-K, dated March 15, 1999, is hereby incorporated by reference).
 3.1     Amended and Restated Certificate of Incorporation (Exhibit
         3.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 29, 1997 is hereby incorporated by reference).
 3.2     Amended and Restated By-laws (Exhibit 3.4 to the Company's
         Registration Statement on Form S-1 (File No. 33-91176), effective June 14, 1995, is hereby incorporated by reference).
 4.1     Specimen Common Stock Certificate (Exhibit 4.1 to the
         Company's Registration Statement on Form S-1 (File No.
         33-91176), effective June 14, 1995, is hereby incorporated by reference).
 4.2.1 Specimen Form of Rights Certificate (incorporated herein by reference to Exhibit 2.1 of the Registration Statement on Form 8-A filed August 10, 1999).
 4.2.2 Form of Rights Agreement, dated as of August 2, 1999, between the Company and State Street Bank & Trust Company,
         N.A. (incorporated herein by reference to Exhibit 2.2 of the Registration Statement on Form 8-A filed August 10, 1999).
 4.2.3 Form of Certificate of Designation, Preferences and Rights of Series B Preferred Stock (incorporated herein by reference to Exhibit 2.3 of the Registration Statement on Form 8-A filed August 10, 1999).
 4.2.4 Summary of Rights Plan (incorporated herein by reference to Exhibit 2.4 of the Registration Statement on Form 8-A filed
         August 10, 1999).
10.1     Third Amended and Restated Credit Agreement, dated as of
         September 28, 1999, between the Company and Bank of America, d/b/a NationsBank NA, Wachovia Bank, LaSalle National Bank and National Bank of Canada, Atlanta (Exhibit 10.1 to the
         Company's Quarterly Report on Form 10-Q for the period ended
         September 26, 1999 is hereby incorporated by reference).
10.2     Employment Agreement between the Company and Robert P.
         Collins (Exhibit 10.1 to the Company's Quarterly Report on
         Form 10Q for the period ended September 30, 2001 is incorporated herein by reference).+
10.3     1994 Second Amended and Restated Omnibus Incentive Plan, as
         Amended (Exhibit 10.7.2 to the Company's Quarterly Report on
         Form 10-Q for the period ended June 25, 2000 is hereby incorporated by reference).+

10.3     Forms of Stock Option Agreement (Exhibit 10.15 to the
         Company's Registration Statement on Form S-1 (File No.
         33-91176), effective June 14, 1995, is hereby incorporated by reference).+
10.4.1   Forms of First Revised Stock Option Agreements (Exhibit
         10.12.1 to the Company's Annual Report on Form 10-K for the period ended December 31, 1995 is hereby incorporated by reference).
10.4.2   Forms of Second Revised Stock Option Agreements (Exhibit
         10.10.2 to the Company's Annual Report on Form 10-K for the period ended December 29, 1996 is hereby incorporated by reference).+
10.4.3   Forms of Third Revised Stock Option Agreements (Exhibit
         10.8.3 to the Company's Annual Report on Form 10-K for the period ended December 27, 1998 is hereby incorporated by reference).+
10.5     Amended and Restated 1995 Non-Employee Directors' Stock
         Option Plan, as Amended (Exhibit 10.6 to the Company's
         Annual Report on Form 10-K for the period ended December 31,
         2000 is hereby incorporated by reference).+
10.6     Form of Indemnification Agreement (Exhibit 10.16 to the
         Company's Registration Statement on Form S-1 (File No.
         33-91176), effective June 14, 1995, is hereby incorporated by reference).
10.7     1996 Employee Stock Purchase Plan (Exhibit 10.18 to the
         Company's Annual Report on Form 10-K for the period ended
         December 31, 1995 is hereby incorporated by reference).+
10.8     Serologicals Corporation 1996 UK Sharesave Scheme (Exhibit
         10.9 to the Company's Annual Report on Form 10-K for the period ended December 29, 1996 is hereby incorporated by reference).+
10.9     Transition Agreement between the Company and P. Anne Hoppe
         (Exhibit 10.17.1 to the Company's Quarterly Report on Form
         10-Q for the period ended March 26, 2000 is hereby incorporated by reference).+
10.10 Forms of Senior Executive Severance Agreement (Exhibit 10.20 to the Company's Annual Report on Form 10-K for the period ended December 27, 1998 is hereby incorporated by reference).
10.11    Forms of Executive Severance Agreement (Exhibit 10.21 to the
         Company's Annual Report on Form 10-K for the period ended
         December 27, 1998 is hereby incorporated by reference).
10.12    Employment Agreement between the Company and Peter J. Pizzo,
         III. (Exhibit 10.24 to the Company's Annual Report on Form
         10-K for the period ended December 26, 1999 is hereby incorporated by reference).+
10.12.1  Severance Agreement between the Company and Peter J. Pizzo,
         III. (Exhibit 10.4 to the Company's Quarterly Report on Form
         10-Q for the period ending September 30, 2001 is hereby incorporated by reference).+
10.13    Employment Agreement between the Company and Harold W.
         Ingalls (Exhibit 10.2 of the Company's Quarterly Report on
         Form 10-Q for the period ending September 30, 2001 is hereby incorporated by reference).+
10.14    Amended and Restated Compensation Plan for Non-Employee
         Directors (Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q for the period ended June 25, 2000 is hereby incorporated by reference).+
10.15    Employment Agreement between the Company and David A. Dodd
         (Exhibit 10.27 to the Company's Quarterly Report on Form
         10-Q for the period ended June 25, 2000 is hereby incorporated by reference).+
10.16    Employment Agreement between the Company and Jeffrey D.
         Linton (Exhibit 10.28 to the Company's Quarterly Report on
         Form 10-Q for the period ended September 24, 2000 is hereby incorporated by reference).+

10.17    Lease Agreement dated October 6, 2000 between the Company
         and Spalding Triangle, L.L.C. (Exhibit 10.29 to the
         Company's Quarterly Report on Form 10-Q for the period ended
         September 24, 2000 is hereby incorporated by reference).
10.18    Employment Agreement between the Company and Sue
         Sutton-Jones (Exhibit 10.26 to the Company's Annual Report
         on Form 10-K for the year ended December 31, 2000 is hereby incorporated by reference).+
10.19    Employment Agreement between the Company and Thomas H.
         Trobaugh (Exhibit 10.3 to the Company's Quarterly Report on
         Form 10-Q for the period ending September 30, 2001 is hereby incorporated by reference).+
10.20    Employment Agreement between the Company and Joseph T.
         Kozma.+*
21       Subsidiaries of the Company.*
23.1     Consent of Arthur Andersen LLP.*
99.1     Letter to Commission Pursuant to Temporary Note 3T*

---------------

*  Filed herewith

+ Compensatory Plan or Arrangement

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Serologicals Corporation has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2002.

                                          SEROLOGICALS CORPORATION
                                          (Registrant)

                                          By:       /s/ DAVID A. DODD
                                            ------------------------------------
                                                       David A. Dodd
                                            President & Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Serologicals Corporation and in the capacities indicated on March 28, 2002:

                       SIGNATURE                                             TITLE
                       ---------                                             -----

                   /s/ DAVID A. DODD                      President (Chief Executive Officer) and
--------------------------------------------------------    Director
                     David A. Dodd

                 /s/ HAROLD W. INGALLS                    Vice President/Chief Financial Officer
--------------------------------------------------------
                   Harold W. Ingalls

                 /s/ SAMUEL R. SCHWARTZ                   Corporate Controller and Chief Accounting
--------------------------------------------------------    Officer
                   Samuel R. Schwartz

                /s/ DESMOND H. O'CONNELL                  Chairman of the Board of Directors
--------------------------------------------------------
                  Desmond H. O'Connell

            /s/ GEORGE M. SHAW, M.D., PH.D.               Director
--------------------------------------------------------
              George M. Shaw, M.D., Ph.D.

                 /s/ LAWRENCE E. TILTON                   Director
--------------------------------------------------------
                   Lawrence E. Tilton

                 /s/ MATTHEW C. WEISMAN                   Director
--------------------------------------------------------
                   Matthew C. Weisman

              /s/ SAMUEL A. PENNINGER, JR.                Director
--------------------------------------------------------
                Samuel A. Penninger, Jr.

                  /s/ WADE FETZER, III                    Director
--------------------------------------------------------
                    Wade Fetzer, III

                 /s/ GERARD M. MOUFFLET                   Director
--------------------------------------------------------
                   Gerard M. Moufflet

           /s/ RALPH E. CHRISTOFFERSEN, PH.D.             Director
--------------------------------------------------------
             Ralph E. Christoffersen, Ph.D.

                         INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Report of Independent Public Accountants....................   F-2
Consolidated Balance Sheets -- December 30, 2001 and
  December 31, 2000.........................................   F-3
Consolidated Statements of Income (Loss) -- For the years
  ended December 30, 2001, December 31, 2000 and December
  26, 1999..................................................   F-4
Consolidated Statements of Stockholders' Equity -- For the
  years ended December 30, 2001, December 31, 2000 and
  December 26, 1999.........................................   F-5
Consolidated Statements of Cash Flows -- For the years ended
  December 30, 2001, December 31, 2000 and December 26,
  1999......................................................   F-6
Notes to Consolidated Financial Statements..................   F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Serologicals Corporation:

     We have audited the accompanying consolidated balance sheets of SEROLOGICALS CORPORATION (a Delaware corporation) AND SUBSIDIARIES as of December 30, 2001 and December 31, 2000 and the related consolidated statements of income (loss), stockholders' equity and cash flows for each of the three fiscal years ended December 30, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Serologicals Corporation and subsidiaries as of December 30, 2001 and December 31, 2000 and the results of their operations and their cash flows for each of the three fiscal years ended December 30, 2001 in conformity with accounting principles generally accepted in the United States.

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

/s/ ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 25, 2002

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    DECEMBER 30, 2001 AND DECEMBER 31, 2000
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                2001       2000
                                                              --------   --------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 10,780   $ 22,492
  Trade accounts receivable, less allowance for doubtful
     accounts of $1,975 at December 30, 2001 and $750 at
     December 31, 2000......................................    24,652     13,127
  Inventories...............................................    31,595     21,186
  Income tax receivable.....................................     4,201      3,937
  Other current assets......................................     4,144      7,172
                                                              --------   --------
     Total current assets...................................    75,372     67,914
                                                              --------   --------
PROPERTY AND EQUIPMENT, NET.................................    48,869     32,952
                                                              --------   --------
OTHER ASSETS:
  Goodwill, net.............................................    35,360     28,628
  Patents and proprietary know-how, net.....................    11,471         --
  Other, net................................................     4,266      2,001
                                                              --------   --------
     Total other assets.....................................    51,097     30,629
                                                              --------   --------
          Total assets......................................  $175,338   $131,495
                                                              ========   ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt and capital lease
     obligations............................................  $  3,125   $     13
  Accounts payable..........................................     5,955      3,280
  Accrued liabilities.......................................    10,711      7,798
  Deferred revenue..........................................       425         33
                                                              --------   --------
     Total current liabilities..............................    20,216     11,124
                                                              --------   --------
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, LESS CURRENT
  MATURITIES................................................     1,451         --
                                                              --------   --------
DEFERRED INCOME TAXES.......................................       858      1,336
                                                              --------   --------
OTHER LIABILITIES...........................................       338        328
                                                              --------   --------
COMMITMENTS AND CONTINGENCIES (NOTE 7)
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 1,000,000 shares
     authorized, no shares issued...........................        --         --
  Common stock, $.01 par value; 50,000,000 shares
     authorized, 27,455,790 and 26,088,795 shares issued and
     outstanding at December 30, 2001 and December 31, 2000,
     respectively...........................................       275        261
  Additional paid-in capital................................   114,489     97,420
  Retained earnings.........................................    58,262     41,170
  Accumulated other comprehensive loss......................      (551)      (144)
  Less: common stock held in treasury (3,268,000 shares at
     December 30, 2001 and December 31, 2000)...............   (20,000)   (20,000)
                                                              --------   --------
     Total stockholders' equity.............................   152,475    118,707
                                                              --------   --------
          Total liabilities and stockholders' equity........  $175,338   $131,495
                                                              ========   ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
 FOR THE YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000 AND DECEMBER 26, 1999
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                           2001          2000          1999
                                                        -----------   -----------   -----------
NET SALES.............................................  $   109,792   $   147,760   $   129,744
COSTS AND EXPENSES:
  Cost of sales.......................................       57,627       101,113        94,157
  Selling, general and administrative expenses........       23,521        21,777        17,340
  Research and development............................        1,665           710           701
  Special charges (credits), net......................           61          (414)       33,969
                                                        -----------   -----------   -----------
OPERATING INCOME (LOSS)...............................       26,918        24,574       (16,423)
  Other expense, net..................................        1,471         2,376         4,513
  Interest (income) expense, net......................       (1,139)        1,233           543
                                                        -----------   -----------   -----------
INCOME (LOSS) BEFORE INCOME TAXES.....................       26,586        20,965       (21,479)
PROVISION (BENEFIT) FOR INCOME TAXES..................        9,494         8,048        (6,017)
                                                        -----------   -----------   -----------
NET INCOME (LOSS).....................................  $    17,092   $    12,917   $   (15,462)
                                                        ===========   ===========   ===========
NET INCOME (LOSS) PER COMMON SHARE:
  Basic...............................................  $      0.72   $      0.57   $     (0.65)
                                                        ===========   ===========   ===========
  Diluted.............................................  $      0.70   $      0.56   $     (0.65)
                                                        ===========   ===========   ===========
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic...............................................   23,748,764    22,814,855    23,617,489
                                                        ===========   ===========   ===========
  Diluted.............................................   24,438,505    23,283,393    23,617,489
                                                        ===========   ===========   ===========

 The accompanying notes are an integral part of these consolidated statements.

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 FOR THE YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000 AND DECEMBER 26, 1999
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                  ACCUMULATED
                                      COMMON STOCK       ADDITIONAL                  OTHER          TREASURY STOCK
                                   -------------------    PAID-IN     RETAINED   COMPREHENSIVE   ---------------------
                                     SHARES     AMOUNT    CAPITAL     EARNINGS   INCOME (LOSS)     SHARES      AMOUNT     TOTAL
                                   ----------   ------   ----------   --------   -------------   ----------   --------   --------
BALANCE, DECEMBER 27, 1998.......  24,355,322    $243     $ 84,983    $ 43,715       $  68               --   $     --   $129,009
Comprehensive income (loss):
Net loss.........................          --      --           --     (15,462)         --               --         --    (15,462)
Foreign currency translation
  adjustments, net of tax of
  $84............................          --      --           --          --         156               --         --        156
Unrealized gains on investments,
  net of tax of $197.............          --      --           --          --         366               --         --        366
Less: reclassification adjustment
  for gains included in net loss,
  net of tax of $119.............          --      --           --          --        (228)              --         --       (228)
                                   ----------    ----     --------    --------       -----       ----------   --------   --------
  Comprehensive (loss) income....          --      --           --     (15,462)        294               --         --    (15,168)
                                   ----------    ----     --------    --------       -----       ----------   --------   --------
Conversion of promissory note....     213,219       2        2,665          --          --               --         --      2,667
Exercise of stock options........     307,044       3        1,586          --          --               --         --      1,589
Shares issued through employee
  stock purchase plan............      37,238       1          237          --          --               --         --        238
Tax effect of stock option
  exercise.......................          --      --        1,912          --          --               --         --      1,912
Repurchase of common stock.......          --      --           --          --          --       (2,611,155)   (17,023)   (17,023)
                                   ----------    ----     --------    --------       -----       ----------   --------   --------
BALANCE, DECEMBER 26, 1999.......  24,912,823     249       91,383      28,253         362       (2,611,155)   (17,023)   103,224
Comprehensive income (loss):
Net income.......................          --      --           --      12,917          --               --         --     12,917
Foreign currency translation
  adjustments, net of tax of
  $278...........................          --      --           --          --        (506)              --         --       (506)
                                   ----------    ----     --------    --------       -----       ----------   --------   --------
  Comprehensive income (loss)....          --      --           --      12,917        (506)              --         --     12,411
                                   ----------    ----     --------    --------       -----       ----------   --------   --------
Exercise of stock options........   1,130,907      11        3,232          --          --               --         --      3,243
Shares issued through employee
  stock purchase plan............      45,065       1          188          --          --               --         --        189
Tax effect of stock option
  exercise.......................          --      --        2,617          --          --               --         --      2,617
Repurchase of common stock.......          --      --           --          --          --         (656,845)    (2,977)    (2,977)
                                   ----------    ----     --------    --------       -----       ----------   --------   --------
BALANCE, DECEMBER 31, 2000.......  26,088,795     261       97,420      41,170        (144)      (3,268,000)   (20,000)   118,707
Comprehensive income (loss):
Net income.......................          --      --           --      17,092          --               --         --     17,092
Foreign currency translation
  adjustments, net of tax of
  $209...........................          --      --           --          --        (407)              --         --       (407)
                                   ----------    ----     --------    --------       -----       ----------   --------   --------
  Comprehensive income (loss)....          --      --           --      17,092        (407)              --         --     16,685
                                   ----------    ----     --------    --------       -----       ----------   --------   --------
Exercise of stock options........   1,241,185      12       13,122          --          --               --         --     13,134
Conversion of common stock
  warrants.......................      98,530       1           (1)         --          --               --         --         --
Shares issued through employee
  stock purchase plans...........      27,280       1          178          --          --               --         --        179
Deferred and other
  compensation...................          --      --           91          --          --               --         --         91
Tax effect of stock option
  exercise.......................          --      --        3,679          --          --               --         --      3,679
                                   ----------    ----     --------    --------       -----       ----------   --------   --------
BALANCE, DECEMBER 30, 2001.......  27,455,790    $275     $114,489    $ 58,262       $(551)      (3,268,000)  $(20,000)  $152,475
                                   ==========    ====     ========    ========       =====       ==========   ========   ========

 The accompanying notes are an integral part of these consolidated statements.

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000 AND DECEMBER 26, 1999
                                 (IN THOUSANDS)

                                                                2001       2000       1999
                                                              --------   --------   --------
OPERATING ACTIVITIES:
  Net income (loss).........................................  $ 17,092   $ 12,917   $(15,462)
                                                              --------   --------   --------
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization..........................     6,169      7,472      8,637
     Loss on disposal of assets.............................        39         --         --
     Tax benefit from exercise of stock options.............     3,679      2,617      1,912
     Deferred and other compensation........................        91         --         --
     Deferred income tax provision (benefit)................     1,196      6,535     (8,032)
     Non-cash special (credits) charges, net................    (1,062)    (1,386)    33,969
  Changes in operating assets and liabilities, net of
     acquisitions and dispositions of businesses
     Trade accounts receivable, net.........................    (7,745)    16,432     (6,615)
     Inventories............................................     1,969     11,045    (16,104)
     Income tax receivable..................................       128       (583)    (3,354)
     Other assets...........................................     2,658     (3,758)     1,756
     Accounts payable.......................................    (1,853)    (2,123)       990
     Accrued liabilities....................................    (1,400)    (2,818)      (738)
     Deferred revenue.......................................       392     (1,352)       193
     Other, net.............................................       276       (787)    (1,912)
                                                              --------   --------   --------
          Total adjustments.................................     4,537     31,294     10,702
                                                              --------   --------   --------
          Net cash provided by (used in) operating
            activities......................................    21,629     44,211     (4,760)
                                                              --------   --------   --------
INVESTING ACTIVITIES:
  Purchases of property and equipment.......................    (5,081)    (9,560)   (16,291)
  Purchases of businesses, net of cash acquired.............   (41,369)    (3,460)   (28,736)
  Disposition of business, net of cash expenses paid........        --     20,097         --
  Other.....................................................        --         --      3,788
                                                              --------   --------   --------
          Net cash (used in) provided by investing
            activities......................................   (46,450)     7,077    (41,239)
                                                              --------   --------   --------
FINANCING ACTIVITIES:
  Net (payments) borrowings on revolving line of credit.....        --    (30,000)    30,000
  Payments on long-term debt and capital lease
     obligations............................................      (204)    (2,554)       (50)
  Proceeds from stock plans and warrants....................    13,313      3,432      1,827
  Repurchase of common stock................................        --     (2,977)   (17,023)
  Other.....................................................        --          9       (401)
                                                              --------   --------   --------
          Net cash provided by (used in) financing
            activities......................................    13,109    (32,090)    14,353
                                                              --------   --------   --------
NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS...............................................   (11,712)    19,198    (31,646)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................    22,492      3,294     34,940
                                                              --------   --------   --------
CASH AND CASH EQUIVALENTS, END OF YEAR......................    10,780   $ 22,492   $  3,294
                                                              ========   ========   ========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
  Accrued acquisition consideration.........................  $    570   $     --   $  1,520
  Accrued purchase of property and equipment................  $    612         --         --
  Conversion of promissory note into common stock...........        --         --      2,667

 The accompanying notes are an integral part of these consolidated statements.

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           DECEMBER 30, 2001, DECEMBER 31, 2000 AND DECEMBER 26, 1999

1. ORGANIZATION AND BUSINESS OPERATIONS

     Serologicals Corporation (a Delaware corporation) (together with its subsidiaries, the "Company") is a worldwide provider of biological products and enabling technologies to life science companies. The Company's products are essential for the research, development and manufacturing of biologically based life science products. The Company's products are used in a wide variety of applications within the areas of oncology, hematology, immunology, cardiology and infectious diseases, as well as in the study of molecular biology. The Company conducts its operations at facilities located in North America and Europe. The Company operates a national network of 17 donor centers that specialize in the collection of specialty antibodies. The Company also operates laboratories in the United States and in Scotland, two U.S. Food and Drug Administration ("FDA") licensed monoclonal antibody manufacturing facilities in Scotland and a FDA-registered protein fractionation facility in Kankakee, Illinois.

     On December 13, 2001, the Company completed the acquisition of Intergen Company ("Intergen"). The purchase price was $45 million, less amounts required to complete the expansion of Intergen's protein fractionation facility in Toronto, Ontario. In addition to the facility in Toronto, Intergen operates research and development laboratories in Gaithersburg, Maryland and Milford, Massachusetts, as well as a distribution center in Milford.

     On August 21, 2000, the Company completed the divestiture of its 47 non-specialty donor centers to Aventis Bio-Services, Inc. (together with its affiliated companies, "Aventis"). See Note 3.

     The industries in which the Company operates are subject to strict regulation and licensing by the FDA and similar regulatory bodies in many of the states and foreign countries where the Company or its customers conduct business. Changes in existing federal, state or foreign laws or regulations could have an adverse effect on the Company's business.

     The industry in which the Therapeutic Products segment (Note 12) operates is also characterized by sales to a relatively few major healthcare companies. One of the Company's customers, Bayer Corporation ("Bayer"), accounted for approximately 24% of the Company's net sales in 2001, and another, Aventis, accounted for 13% of net sales for 2001 (Note 10).

     Export sales from the United States represented approximately 35% of net sales in 2001, and foreign sales originating in the United Kingdom accounted for an additional 12% of net sales (Note 12). Concern over the safety of blood products has led to movements in a number of countries, particularly those in western Europe, to restrict the importation of blood and blood derivatives collected outside the countries' borders or, in the case of certain European countries, outside Europe. To date, these efforts have not led to any meaningful restriction on the importation of blood and blood derivatives and have not adversely affected the Company. However, there can be no assurance that the impact of these or other efforts will not have a material adverse effect on the Company or its operations.

     The Company generates significant sales outside the United States and is subject to risks generally associated with international operations. The Company's Serologicals, Ltd. subsidiary, which accounted for approximately 15% of the Company's net sales in 2001, generates certain net sales and incurs expenses in foreign currencies. Accordingly, the Company's financial results from international operations may be affected by fluctuations in currency exchange rates.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company's fiscal period end for financial reporting purposes is the last Sunday of each

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES period and the fiscal year ends on the Sunday closest to December 31. Fiscal year 2001 included 52 weeks, fiscal year 2000 included 53 weeks, and fiscal year 1999 included 52 weeks.

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

     Inventories at December 30, 2001 and December 31, 2000 consisted of the following (in thousands):

                                                               2001      2000
                                                              -------   -------
Raw materials...............................................  $ 4,999   $ 2,085
Work in process.............................................    4,302     2,926
Finished goods..............................................   22,294    16,175
                                                              -------   -------
                                                              $31,595   $21,186
                                                              =======   =======

  Property and Equipment

     Property and equipment are stated at cost. Major property additions, replacements, and betterments are capitalized, while maintenance and repairs which do not extend the useful lives of these assets are expensed as incurred. Depreciation is provided using the straight-line method over the estimated useful lives for financial reporting purposes. For income tax purposes, the Company uses accelerated depreciation methods. Depreciable lives for equipment, furniture and fixtures generally range from three to ten years. Leasehold improvements are amortized over the shorter of the lease term or the economic lives of the assets. Buildings and improvements are depreciated over lives ranging from 20 to 32.5 years.

     Software developed or acquired for internal use is accounted for in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This Standard requires certain direct development costs associated with internal-use software to be capitalized, including external direct costs of material and services and payroll costs for employees devoting time to the software projects. Costs incurred during the preliminary project stage, as well as for maintenance and training are expensed as incurred. During 2001, the Company capitalized costs associated with various projects totaling approximately $1.9 million. As of December 30, 2001, the net book value of capitalized software project costs is approximately $3.7 million. Of this total, approximately $1.6 million is included in Construction in Progress and the remainder is included in Furniture, Fixtures and Equipment.

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

     Property and equipment at December 30, 2001 and December 31, 2000 consisted of the following (in thousands):

                                                                2001       2000
                                                              --------   --------
Land, buildings and improvements............................  $ 11,863   $ 10,284
Leasehold improvements......................................     6,199      4,849
Furniture, fixtures and equipment...........................    34,116     25,777
Construction in progress....................................    15,391      6,283
                                                              --------   --------
Total property and equipment................................    67,569     47,193
Accumulated depreciation and amortization...................   (18,700)   (14,241)
                                                              --------   --------
Property and equipment, net.................................  $ 48,869   $ 32,952
                                                              ========   ========

     Construction in progress at December 30, 2001 relates primarily to expenditures relating to the Company's expansion of its plant in Toronto, the cost of the building and improvements to expand the Company's monoclonal manufacturing facilities and the costs of various information system projects.

     Consolidated depreciation expense was $4,654,000, $4,727,000 and $4,115,000 in 2001, 2000 and 1999, respectively.

  Accrued Liabilities

     Accrued liabilities at December 30, 2001 and December 31, 2000 consisted of the following (in thousands):

                                                               2001      2000
                                                              -------   ------
Accrued payroll, bonuses, severance and related benefits....  $ 3,809   $2,738
Accrued inventory purchases.................................    1,089       --
Accrued donor center automation project costs...............       --    1,196
Accrued insurance...........................................      465      642
Other.......................................................    5,348    3,222
                                                              -------   ------
                                                              $10,711   $7,798
                                                              =======   ======

  Revenue Recognition and Deferred Revenue

     The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. The Company has negotiated volume pricing discounts with certain customers that provide for a discount if certain volumes of the Company's products are purchased. The Company defers any revenue subject to refund if the volumes are met under these arrangements until such time that the Company and the customer jointly determine that the volumes required for discount will not be achieved.

  Cash Equivalents

     For financial reporting purposes, the Company considers all investments purchased with an original maturity of three months or less to be cash equivalents.

  Investments

     The Company held certain investments in marketable securities as of December 27, 1998 that were sold in fiscal 1999. The Company considered such investments to be available-for-sale; therefore, the unrealized

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES gain or loss on such investments was reported as a component of accumulated other comprehensive income within stockholders' equity.

  Foreign Operations

     The financial statements of the Company's manufacturing operations located in Scotland and Canada have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation". Under SFAS No. 52, all balance sheet accounts are translated at the exchange rate at year-end. Income statement items are translated at the average exchange rate for the year. Translation adjustments are not included in determining net income (loss) but are accumulated and reported as a component of stockholders' equity and comprehensive income (loss). Realized gains and losses, which result from foreign currency transactions, are included in the accompanying consolidated statements of income (loss).

  Goodwill and Other Intangible Assets

     Goodwill

     Goodwill, the excess of cost over the fair market value of the net assets acquired under the purchase method of accounting, is being amortized on a straight-line basis over periods ranging from 22 1/2 to 25 years. Prior to the divestiture of Seramed in 2000, the Company amortized goodwill over periods ranging from 13 to 25 years. Goodwill relates primarily to the acquisition of donor centers, and the acquisitions of Serologicals Proteins (Note 3) and Intergen (Note 3). In determining whether goodwill is recoverable, the Company periodically reviews the carrying values assigned to goodwill and other long-lived assets based upon expectations of undiscounted future cash flows from the use and eventual disposition of the underlying assets. As of December 30, 2001, the Company does not believe any of its goodwill or long-lived assets are impaired. In accordance with SFAS No. 141, "Business Combinations", goodwill relating to acquisitions occurring prior to July 1, 2001 will no longer be amortized beginning December 31, 2001 (the first day of the Company's 2002 fiscal year), and goodwill relating to the Intergen acquisition is not amortizable.

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

  Patents and Proprietary Know-How

     In connection with the acquisition of Intergen, the Company acquired certain patents and proprietary know-how related to certain of Intergen's core products and technologies. The value of these patents was preliminarily determined by an independent third-party appraisal to be $11.5 million. The patents will be amortized over 15 years, the average estimated useful life of the assets.

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

  Trademarks

     In connection with the acquisition of Intergen, the Company acquired certain trademarks associated with several of Intergen's core products and technologies. The value of these trademarks was preliminarily determined by an independent third-party appraisal to be $300,000. The trademarks are considered to have indefinite lives and therefore will not be amortized. In accordance with SFAS No. 142, the trademark assets will be evaluated annually for impairment.

  Customer Relationships

     In connection with the acquisition of Intergen, the Company acquired certain customer relationship intangibles. The value of these customer relationships was preliminarily determined by an independent third-party appraisal to be $2.5 million. The customer relationships have an estimated weighted average life of 20 years, and will be amortized over this period.

  Debt Issuance Costs

     In connection with the amendment of its revolving credit facility in 1999 (Note 6), the Company incurred certain costs. Such amounts were capitalized and are being amortized to interest expense over three years, the term of the related facility.

  FDA Licenses

     In connection with the acquisitions of donor centers, the Company acquired the related licenses of the FDA-approved donor centers. The estimated fair values of the FDA licenses are capitalized and amortized on a straight-line basis over a period of 25 years. Prior to the divestiture of Seramed in 2000, the Company amortized FDA licenses over periods ranging from 13 to 25 years. During 1999, the Company reduced the useful lives used to compute amortization expense for the FDA licenses of its non-specialty antibody business from 25 years to 13 years. The impact of this change was an increase in amortization expense for the year ended December 26, 1999 of $68,000.

  Non-Compete Agreements

     In connection with certain of its acquisitions, the Company entered into non-compete agreements with the sellers. Such agreements are recorded at their estimated fair market value and are being amortized on a straight-line basis over the terms of the respective agreements, which range from three to five years.

     The consolidated amortization expense of all intangible assets was $1,515,000, $2,745,000 and $4,522,000 in 2001, 2000 and 1999, respectively.

     The following table sets forth the gross balance and accumulated amortization of all intangible assets as of December 30, 2001 and December 31, 2000 (in thousands):

                                                               DECEMBER 30, 2001
                                                        --------------------------------
                                                                  ACCUMULATED
                                                         GROSS    AMORTIZATION     NET
                                                        -------   ------------   -------
Goodwill..............................................  $40,603     $(5,243)     $35,360
Patents and Proprietary Know-how......................   11,500         (29)      11,471
Trademarks............................................      300          --          300
Customer Relationships................................    2,500          (5)       2,495
FDA Licenses..........................................      883        (198)         685
Non-Compete Agreements................................      375        (338)          37
Debt Issuance Costs...................................      705        (526)         179

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

                                                               DECEMBER 31, 2000
                                                        --------------------------------
                                                                  ACCUMULATED
                                                         GROSS    AMORTIZATION     NET
                                                        -------   ------------   -------
Goodwill..............................................  $32,456     $(3,828)     $28,628
FDA Licenses..........................................      883        (163)         720
Non-Compete Agreements................................      375        (288)          87
Debt Issuance Costs...................................      705        (291)         414

  Earnings (Loss) Per Share

     Basic earnings (loss) per share are calculated by dividing net income
(loss) by the weighted average number of common shares outstanding during the period. The calculation of the Company's diluted earnings (loss) per share is similar to basic earnings (loss) per share, except that net income is adjusted by the after-tax interest expense on convertible indebtedness and the weighted average number of shares includes the dilutive effect of stock options, stock awards, warrants, convertible indebtedness and similar instruments. As the Company incurred a loss in 1999, diluted shares outstanding excludes all potentially dilutive securities, as their inclusion would have been anti-dilutive.

     The following table sets forth the calculation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

                                                          2001      2000       1999
                                                         -------   -------   --------
Basic earnings (loss) per share:
  Net income (loss)....................................  $17,092   $12,917   $(15,462)
  Weighted average shares of common stock
     outstanding.......................................   23,749    22,815     23,617
                                                         -------   -------   --------
     Net income (loss) per share.......................  $  0.72   $  0.57   $  (0.65)
                                                         =======   =======   ========
Diluted earnings (loss) per share:
  Net income (loss)....................................  $17,092   $12,917   $(15,462)
  Plus: interest expense on convertible indebtedness,
     net of tax........................................       --        50         --
                                                         -------   -------   --------
     Net income (loss), as adjusted....................  $17,092   $12,967   $(15,462)
                                                         =======   =======   ========
Weighted average shares of common stock outstanding....   23,749    22,815     23,617
  Effect of dilutive securities:
  Stock options and warrants...........................      678       324         --
  Convertible indebtedness.............................       --       138         --
  Common stock awards..................................       11         6         --
                                                         -------   -------   --------
Weighted average shares of common stock outstanding,
  including dilutive instruments.......................   24,438    23,283     23,617
                                                         -------   -------   --------
     Net income (loss) per share.......................  $  0.70   $  0.56   $  (0.65)
                                                         =======   =======   ========

     The diluted earnings per share calculation for 2001 excludes the effect of options to purchase approximately 344,000 shares as the option price exceeded the average market price for the Company's stock during the period and thus their effect was anti-dilutive. The diluted earnings per share calculation for 2000 excludes the effect of options to purchase approximately 1.8 million shares as the option price exceeded the average market price for the Company's stock during the period and thus their effect was anti-dilutive. The diluted loss per share calculation for 1999 excludes the potentially dilutive effect of options and warrants to purchase approximately 4.2 million shares of the Company's common stock, and approximately 182,000

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES shares issuable upon the conversion of certain indebtedness, as the Company incurred a loss and their inclusion would have been anti-dilutive.

  Stock-Based Compensation Plans

     The Company accounts for its stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". The Company applies SFAS No. 123, "Accounting for Stock-Based Compensation" for disclosures of its stock-based compensation plans. SFAS No. 123 requires that companies that do not choose to account for stock-based compensation as prescribed by the statement shall disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted as of January 1, 1995. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS No. 123 (Note 5).

  Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes APB Opinion No. 16, "Business Combinations", and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." This Standard prescribes the accounting principles for business combinations and requires that all business combinations be accounted for using the purchase method of accounting. This Standard is effective for all business combinations initiated after June 30, 2001. The Company's acquisition of Intergen was accounted for as a purchase under SFAS No. 141.

     SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets." This Standard prescribes the accounting practices for acquired goodwill and other intangible assets. Under this Standard, goodwill and indefinite-lived intangibles will no longer be amortized to earnings, but instead will be reviewed periodically (at least annually) for impairment. During 2001, the Company recorded goodwill amortization expense totaling approximately $1.4 million. In accordance with the requirements of SFAS No. 142, goodwill related to the Intergen acquisition was not amortized. Effective with fiscal year 2002, all goodwill and other intangible assets with indefinite lives existing prior to July 1, 2001 will no longer be amortized. The Company is required to complete an initial goodwill impairment analysis by the end of the second quarter of fiscal year 2002. The impact of adopting this Standard has not yet been determined.

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

3. ACQUISITIONS, DISPOSITIONS AND SPECIAL CHARGES (CREDITS), NET

  ACQUISITIONS

     2001 Acquisition

     On December 13, 2001, the Company completed the acquisition of Intergen Company, L.P. and Subsidiaries, a privately held limited partnership. The assets, liabilities and results of operations of Intergen

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES have been included in the Company's consolidated financial statements since the date of acquisition. Intergen is a developer, manufacturer and supplier of a variety of biological products and technologies to the life sciences industry. Intergen's products and technology support the development and manufacturing of biopharmaceutical products. The three primary strategic markets served by Intergen are i) biotechnology products, ii) diagnostic components, and iii) life sciences research. Intergen is headquartered in Purchase, New York, and has operations located in Gaithersburg, Maryland; Milford, Massachusetts; and Toronto, Ontario. The Intergen corporate headquarters will be permanently closed during the first half of 2002 based on an integration plan determined at the time of acquisition. The acquisition of Intergen greatly expands the Company's range of products and customers within the life sciences industry, particularly within the research and pharmaceutical drug development sectors. Additionally, Intergen has a much larger research and development group than the Company, thus this function was greatly expanded with the purchase. Finally, Intergen was one of the Company's largest direct competitors in the Bovine Serum Albumin ("BSA") product line.

     The total purchase price was $45 million, less costs remaining to complete the expansion of Intergen's manufacturing facility in Toronto, which was approximately $1.7 million as of the acquisition date. The components of the total purchase price were as follows:

Cash paid at closing........................................   $42,735
Direct costs of acquisition.................................     1,064
Amounts payable at future date..............................       570
Notes payable...............................................     3,824
Other liabilities assumed...................................     9,291
                                                               -------
                                                               $57,484
                                                               =======

     Additionally, the Company entered into an earnout agreement with the sellers which requires the Company to pay additional consideration to the sellers if Intergen sales exceed $8 million during the first quarter of 2002. The amount of the payment is derived by a formula outlined in the agreement. Also, as a second component of the earnout agreement, the Company will pay additional consideration based on a formula related to sales of certain technologies acquired through the Intergen transaction over a five year period ending December 31, 2006. Any payments made under the earnout agreement will be treated as additional goodwill.

     The Company has preliminarily allocated the purchase price based on the fair values of the assets and liabilities acquired as follows:

ASSETS ACQUIRED:
Cash and cash equivalents...................................   $ 2,430
Accounts receivable, net of allowance.......................     3,780
Inventory...................................................    12,378
Other current assets........................................       826
Property and equipment......................................    14,917
Patents and proprietary know-how............................    11,500
Customer relationships......................................     2,500
Trademarks..................................................       300
Goodwill....................................................     8,147
Deposits....................................................       130
Non-current deferred taxes..................................       576
                                                               -------
                                                               $57,484
                                                               =======

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

     The Company preliminarily allocated the purchase price to the fair value of identifiable long-lived assets and intangibles as determined by an independent third party appraisal. This allocation has not been finalized due to the timing of the acquisition. Management expects to finalize the allocation within twelve months of the acquisition date. The $11.5 million preliminarily allocated to patents and proprietary know-how has an estimated weighted average useful life of 15 years. The $2.5 million preliminarily allocated to customer relationships has an estimated weighted average useful life of 20 years. The amounts preliminarily allocated to trademarks and goodwill are not amortized in accordance with SFAS No. 141 as their lives are determined to be indefinite. All of the goodwill related to the acquisition of Intergen is expected to be deductible for tax purposes. Intergen is reported in the Diagnostic Products segment.

     In connection with the allocation of the purchase price, and the results of the independent appraisal, the Company determined that no amount should be allocated to in-process research and development projects, since Intergen's research and development efforts are focused on developing applications and uses of existing technologies.

     In connection with the acquisition of Intergen, the Company will permanently close Intergen's corporate headquarters during the first half of 2002. The Company has accrued approximately $490,000 related to severance and other payments, including relocation, to employees that will be involuntarily terminated or relocated as a result of closing the Intergen corporate headquarters in accordance with Emerging Issues Task Force Consensus 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." These amounts are expected to be paid during 2002.

     1999 Acquisition

     On December 29, 1998, the Company purchased substantially all of the assets of the Pentex Blood Proteins business of Bayer Corporation ("Proteins"). Proteins is engaged in the research, manufacturing, marketing and sale of a full line of high quality purified blood protein products primarily to customers in the diagnostics, biopharmaceutical and biotechnology industries in the United States and approximately 25 other countries worldwide. The purchase price was $29 million, before transaction costs and subject to adjustment based on the closing net assets, as defined, of the acquired business as of the closing date. The Company paid approximately $3.5 million during 2000 in settlement of the non-disputed elements of the post closing adjustment, of which approximately $1.5 million had been previously accrued, and the balance of approximately $2.0 million which resulted in an increase to goodwill. The acquisition of Proteins was accounted for as a purchase in accordance with APB No. 16 and, accordingly, the purchase price was allocated to the net assets acquired based on the fair values as of the acquisition date. The excess of the cost over the estimated fair value of the net assets acquired was allocated to goodwill and certain other identifiable intangible assets, which totaled approximately $20.8 million and is being amortized over a weighted-average life of 22 1/2 years. As of December 31, 2002, the first day of the Company's 2002 fiscal year, goodwill will no longer be amortized in accordance with the requirements of SFAS No. 141. The Company funded the acquisition with cash on hand.

  DISPOSITIONS OF BUSINESS AND SPECIAL CHARGES (CREDITS), NET

     Seramed Divestiture

     On August 21, 2000, the Company completed the sale of substantially all of the long-term assets of its Seramed, Inc. subsidiary and its subsidiaries (collectively, "Seramed") to Aventis. The Company received net cash proceeds from the sale totaling approximately $20.1 million, and recognized a gain on the disposal of approximately $219,000. The gross proceeds included $1.3 million related to the purchase of certain working capital items and other settlements resulting from the sale. The Company retained working capital totaling approximately $12.6 million. During 2000, upon reaching a definitive agreement to sell the Seramed assets to Aventis, these assets were considered to be "held for sale" in accordance with SFAS No. 121. Accordingly, in 2000 a pre-tax asset impairment charge was recorded totaling $276,000 to write down the assets to their fair value less costs to sell. During 1999, the Company performed a review of the recoverability of its long-lived

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES assets relating to Seramed in accordance with SFAS No. 121. As a result of this review, along with the determination of an estimated fair market value as a result of a competitive bidding process for the possible sale of the business, an expense of $24.9 million was recorded in 1999 to write the assets down to their estimated fair market value. These assets were previously reported in the Therapeutic Products segment.

     Additional costs related to the divestiture of Seramed were recorded during 2000 in accordance with Emerging Issues Task Force Consensus 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". These charges totaled $466,000 and consisted of $440,000 of lease termination costs and $26,000 of employee termination benefits related to two employees, which were paid in full as of December 31, 2000.

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

     Acquisition Costs

     During the second quarter of 2001, the Company recorded a charge for $925,000 to write off incremental external due diligence costs related to the evaluation of the potential acquisition of Intergen. At the time of the charge, the Company did not consider the acquisition probable of being completed. Subsequently, negotiations resumed with Intergen and all incremental external direct costs incurred after that date were capitalized and included as a component of the purchase price.

     Pre-Acquisition Contingency Costs

     During 2001, the Company reversed an accrual totaling approximately $300,000 representing amounts recorded for contingencies as part of the acquisition of Proteins in December 1998. The Company has determined these amounts are no longer required to be maintained as all anticipated contingencies have been resolved.

     Separation Benefits for Former Chief Executive Officer and Other
     Individuals

     During 1999, the Company's chief executive officer resigned from that position and as a director of the Company. The Company entered into separation arrangements with this individual, its chairman of the board and approximately 12 other corporate-based employees. The Company recorded an expense of approximately $1.6 million to cover the costs of the separation benefits payable to those individuals. Additionally, in 2000, the Company recorded an expense of $151,000 to cover the separation benefits payable to an additional employee. In 2001, the Company recorded an expense of approximately $200,000 to cover severance costs payable to its former Chief Financial Officer. As of December 30, 2001, there were two individuals who are continuing to receive payments under these agreements.

     Product Liability Claim

     During 1999, the Company was notified by one of its customers that certain of the Company's shipments of anti-D antibodies in the prior year had included several units of plasma that did not meet this customer's exact product specifications. The customer indicated to the Company that the units had been partially manufactured with other units of plasma and thus had affected a substantial number of other units. In 1999, the Company agreed to reimburse this customer for its cost of the product and recorded a liability and related

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES expense in the amount of approximately $2.0 million. The liability with the customer was settled during fiscal year 2000. The Company filed a claim for reimbursement from its product and professional liability insurance carrier, and was notified in the fourth quarter of 2000 that the claim had been approved for settlement. As a result of this notification, the Company recorded a receivable and the related benefit totaling $1.95 million. As of December 31, 2000, the Company had received payment of approximately $600,000 and reported the balance totaling approximately $1.4 million in the line item "Other current assets" in the Consolidated Balance Sheets. The Company received the balance of the settlement during the first quarter of 2001.

     Divestiture of Clinical Trial Site

     During 1999, the Company recorded an expense of $1.2 million to write down its clinical trial site to its estimated fair market value in accordance with "held for sale" treatment under SFAS No. 121. In December 1999, the Company divested substantially all of the assets of this site. In connection therewith, the Company recorded an additional loss on the transaction in the amount of $117,000. These assets were previously reported in the Corporate/Other segment.

     Donor Center Software System Cost Write-off

     During 1999, the Company terminated a contract with a third party software vendor that had been developing a custom donor center operating system, in favor of an alternative vendor. As a result of this decision, the Company wrote off approximately $4.2 million of previously capitalized costs. These assets were included in the Therapeutic Products segment. During 2001, the Company reversed approximately $762,000 of previously accrued amounts related to the cancellation of this contract upon receiving a favorable ruling in its arbitration case related to these costs in which the arbitrator ruled that the Company has no further obligation to the vendor.

     The following table summarizes the activity in the accrual for termination benefits and other costs for the periods ended December 30, 2001 and December 31, 2000, respectively (in thousands):

                                                   ADDITIONS TO
                                                     RESERVE
                                       BALANCE,     CHARGED TO      CASH             BALANCE,
DESCRIPTION                            12/31/00      EXPENSE      PAYMENTS   OTHER   12/30/01
-----------                            ---------   ------------   --------   -----   ---------
Employee termination costs...........    $470          $200        $(516)    $390      $544
Relocation costs related to
  acquisition of Intergen............    $ --          $ --        $  --     $100      $100

                                                   ADDITIONS TO
                                                     RESERVE
                                       BALANCE,     CHARGED TO      CASH             BALANCE,
DESCRIPTION                            12/26/99      EXPENSE      PAYMENTS   OTHER   12/31/00
-----------                            ---------   ------------   --------   -----   ---------
Employee termination costs...........   $1,377         $941       $(1,813)   $(35)     $470
Lease termination costs..............   $   --         $440       $  (440)   $ --      $ --

     The remaining accrual of $644,000 at December 30, 2001 is included in "Accrued liabilities" in the Consolidated Balance Sheets and will be paid during 2002.

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

     The following table summarizes the results of operations for Seramed as included in the Consolidated Statements of Income (Loss) for the periods indicated (in thousands):

                                                                  TWELVE MONTHS ENDED
                                                              ---------------------------
                                                              DECEMBER 30,   DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
Net sales...................................................      $767         $54,974
Gross profit................................................       881             543
Selling, general and administrative expenses(1).............        --             287
Other (income) expense, net.................................       (19)            848
Special charges, net........................................        36           1,285
                                                                  ----         -------
Income (loss) before income taxes...........................      $864         $(1,877)
                                                                  ====         =======

---------------

(1) Does not include allocation of corporate overhead.

     The following table summarizes the results of the Company on a pro forma basis for the year ended December 30, 2001 and December 31, 2000, respectively, as if the acquisition of Intergen and the sale of Seramed had occurred on December 27, 1999 (the first day of the Company's 2000 fiscal year). The pro forma results exclude certain expenses totaling approximately $8.9 million that were recorded by Intergen as a result of the acquisition and are excluded from the pro forma calculations as they are not expected to have a continuing impact on the Company's results of operations. The expenses excluded related to certain severance payments, professional and other fees paid as a direct result of the transaction, and certain interest and other amounts paid to the partners of Intergen associated with amounts loaned to the Company to finance the expansion of the plant in Toronto. These results do not purport to represent what the results of operations for the Company would actually have been if these transactions had occurred on the date referred to above or to be indicative of the future results of operations of the Company.

                                                              DECEMBER 30,   DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
Net Sales...................................................    $136,954       $131,394
Net Income..................................................      15,423         14,946
Earnings per common share:
  Basic.....................................................    $   0.65       $   0.66
                                                                ========       ========
  Diluted...................................................    $   0.63       $   0.64
                                                                ========       ========

4. STOCKHOLDERS' EQUITY

  Stockholder Rights Plan

     On July 26, 1999, the Board of Directors adopted a stockholder rights plan, pursuant to which one preferred stock purchase right (a "Right") was distributed for each outstanding share of common stock held of record on August 25, 1999. Each Right represents a right to purchase, under certain circumstances, one one-thousandth ( 1/1000) of a share of a new series of preferred stock at an exercise price of $45.00. If any person or group acquires 15% or more of the common stock of the Company (except in transactions approved by the Board of Directors of the Company in advance), each Right will then entitle its holder, other than the person or group owning 15% or such other persons or groups, to acquire, at the exercise price, the Company's common stock with a market value equal to twice the exercise price. The Company may elect, however, to exchange a newly issued share of the Company's common stock for each Right. If any person or group owns 15% or more of the Company's common stock, and the Company is acquired in a merger or other business combination, or if 50% of its earning power or assets are sold, each Right will entitle its holder, other than the

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES person or group owning 15%, to acquire, at the exercise price, shares of the acquiring company's common stock with a market value of twice the exercise price.

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

  Common Shares Reserved for Issuance

     Shares of common stock reserved for issuance at December 30, 2001 and December 31, 2000 consisted of the following:

                                                                2001        2000
                                                              ---------   ---------
Various stock option agreements.............................  4,752,148   4,493,183
Employee stock purchase plans...............................    445,346     462,500
Warrants....................................................         --     109,753
                                                              ---------   ---------
                                                              5,197,494   5,065,436
                                                              =========   =========

 Common Stock Repurchases

     During April 1999, the Company's Board of Directors authorized the repurchase of up to $20 million of the Company's common stock, subject to market conditions, prevailing stock prices and the Company's capital resources. The Company repurchased a total of 3,268,000 shares under the repurchase program during 1999 and 2000.

5. STOCK COMPENSATION PLANS

 Serologicals Corporation Stock Incentive Plan

     The Company's Stock Incentive Plan (the "Incentive Plan") was approved in May 2001 and succeeded the existing plans described in further detail below. The Incentive Plan provides for the issuance of up to approximately 2,844,000 stock options to key employees and directors, which includes approximately 1,344,000 options that were available for issuance under existing Company option plans at the time this plan was approved. The exercise price of the options is the fair market value of the common stock on the date of grant. Options granted under the Incentive Plan can have varying terms as determined by the Board of Directors. Options granted in 2001 under the Incentive Plan vest ratably over a period of one year for directors and four years for employees, and have terms of six years. Vested options held by terminated employees allow for exercise periods of three months following termination. Pursuant to the Incentive Plan, each director is entitled to receive an automatic grant of options annually to purchase 10,000 shares (15,000 shares for a non-executive Chairman of the Board) on May 15 each year; provided, that the first grant of an option to a non-employee director who was elected as a director prior to May 16, 2000, shall be made on the day after the lump-sum option granted to such director upon becoming a director under the Serologicals Corporation Amended and Restated 1995 Non-Employee Directors' Stock Option Plan, As Amended, has vested, pro-rated to the next succeeding May 15. As of December 30, 2001, options to purchase 307,299 shares were outstanding under the Incentive Plan, 26,979 of which were exercisable. As of December 30, 2001, the Company had 2,537,090 shares available for grant.

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

 Second Amended and Restated 1994 Omnibus Incentive Plan, as Amended

     The Company's Second Amended and Restated 1994 Omnibus Incentive Plan, as Amended (the "Omnibus Plan") was succeeded by the Incentive Plan as described above. The exercise price of the options granted under the Omnibus Plan is the fair market value of the common stock on the date of grant. Options granted under the Omnibus Plan have varying terms as determined by the Board of Directors. Options granted through 2001 under the Omnibus Plan generally vest ratably over three to four years or in full after three years and have terms of six to ten years. Certain option grants have been eligible for accelerated vesting upon the Company's achievement of certain predetermined performance objectives that are approved by the Compensation Committee of the Company's Board of Directors. Options held by terminated employees allow for exercise periods ranging from 3 to 24 months following termination. As of December 30, 2001, options to purchase 1,540,118 shares were outstanding under the Omnibus Plan, 705,290 of which were exercisable. No further grants will be issued under the Omnibus Plan.

 Amended and Restated 1995 Non-Employee Director Stock Option Plan, as Amended

     The Company's Amended and Restated 1995 Non-Employee Directors' Stock Option Plan, as Amended (the "Director Plan") was succeeded by the Incentive Plan as described above. Pursuant to the Director Plan, each person who became a non-employee director of the Company prior to May 2000 was automatically granted an option to purchase 36,000 shares of the Company's common stock on the date of adoption or on the day after such person's first election to the Board of Directors. The exercise price of the options is the fair market value of the common stock on the date of grant, and the options vest over three years. During 2000, the Company amended the Director Plan, pursuant to which each non-employee director is entitled to receive an automatic grant of options annually to purchase 10,000 shares (15,000 shares for a non-executive Chairman of the Board) on the day after the original lump-sum option becomes vested, pro-rated to the first anniversary of the preceding Annual Meeting date. Options granted under the amended plan subsequent to May 2000 vest over a one-year period. Options granted between 1996 and May 2000 under the Director Plan typically vest over a four-year period, while options granted prior to 1996 were fully vested upon issuance. As of December 30, 2001, options to purchase 324,952 shares were outstanding under the Director Plan, 301,972 of which were exercisable. No further grants will be issued under the Director Plan.

 Employment Stock Options

     During 1997, the Company entered into employment agreements with four individuals. As an integral part of these agreements, the individuals were granted options to purchase an aggregate of 613,125 shares of the Company's common stock. The options were each issued with an exercise price equal to the fair market value of the Company's common stock on the date of grant. Each of the options has a term of ten years, vests ratably over a four-year period and contains other terms and conditions similar to options issued under the Omnibus Plan. As of December 30, 2001, options to purchase 34,625 shares were outstanding and exercisable.

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

  Stock Option Activity

     The following table summarizes the activity for all stock options outstanding:

                                      2001                     2000                    1999
                             ----------------------   ----------------------   ---------------------
                                          WEIGHTED-                WEIGHTED-               WEIGHTED-
                                           AVERAGE                  AVERAGE                 AVERAGE
                                          EXERCISE                 EXERCISE                EXERCISE
                               SHARES       PRICE       SHARES       PRICE      SHARES       PRICE
                             ----------   ---------   ----------   ---------   ---------   ---------
Outstanding at beginning of
  year.....................   3,162,470    $11.20      4,108,095    $10.71     3,481,564    $ 8.65
Granted....................     356,751     16.83        825,850      5.52     1,273,905     17.89
Exercised..................  (1,241,185)    10.53     (1,130,907)     2.87      (307,044)     6.87
Forfeited..................     (71,042)    17.86       (640,568)    15.43      (340,330)    20.06
                             ----------               ----------               ---------
Outstanding at end of
  year.....................   2,206,994     12.20      3,162,470     11.20     4,108,095     10.71
                             ==========               ==========               =========
Options exercisable at end
  of year..................   1,068,866    $11.88      1,984,643    $11.48     2,492,421    $ 7.46
                             ==========               ==========               =========

     The following table summarizes information about all stock options outstanding at December 30, 2001:

                           OPTIONS OUTSTANDING
                  -------------------------------------
                                 WEIGHTED-                  OPTIONS EXERCISABLE
                                  AVERAGE                 -----------------------
                                 REMAINING    WEIGHTED-                 WEIGHTED-
                  OUTSTANDING   CONTRACTUAL    AVERAGE    EXERCISABLE    AVERAGE
   RANGE OF           AT           LIFE       EXERCISE        AT        EXERCISE
EXERCISE PRICES   12/30/2001      (YEARS)       PRICE     12/30/2001      PRICE
---------------   -----------   -----------   ---------   -----------   ---------
$2.44 - $ 5.00..     531,974        4.1        $ 4.91        257,630     $ 4.89
$5.01 - $10.00..     604,875        3.7          5.99        242,923       6.14
$10.01 - $15.00..    235,573        2.7         12.84        195,093      12.60
$15.01 - $20.00..    525,654        4.7         16.75        255,304      16.15
$20.01 - $25.00..     49,168        5.0         21.82         21,666      22.57
$25.01 - $30.00..    259,750        2.9         29.96         96,250      29.92
                   ---------                               ---------
                   2,206,994        3.9        $12.20      1,068,866     $11.88
                   =========                               =========

  Employee Stock Purchase Plan

     Pursuant to the terms of the Company's 1996 Employee Stock Purchase Plan (the "Purchase Plan"), eligible employees are able to purchase up to 562,500 shares of the Company's common stock through a payroll deduction program. Employees may have up to 25% of their compensation withheld to purchase shares at a price equal to 85% of the lower of the closing price on the first or last day of each successive three month purchase period. As of December 30, 2001, approximately 117,000 shares had been acquired pursuant to the Purchase Plan.

  Accounting for Stock Plans

     The Company uses the intrinsic value-based method to account for its stock plans, as provided by APB No. 25. Accordingly, no compensation expense has been recognized for grants of stock options as all options were issued at their fair market value on the date of the respective grants, or in the case of options granted prior to the Company's initial public offering, their estimated fair market value. Had compensation expense for the Company's stock-based compensation plans been determined in accordance with the provisions of SFAS

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

No. 123, the Company's net income (loss) and earnings (loss) per share would have been as presented in the pro forma amounts indicated below (in thousands, except per share amounts):

                                                          2001      2000       1999
                                                         -------   -------   --------
Net income (loss)
  As reported..........................................  $17,092   $12,917   $(15,462)
  Pro forma............................................   14,883    11,772    (18,776)
Net income (loss) per share -- basic
  As reported..........................................  $  0.72   $  0.57   $  (0.65)
  Pro forma............................................     0.63      0.52      (0.79)
Net income (loss) per share -- diluted
  As reported..........................................  $  0.70   $  0.56   $  (0.65)
  Pro forma............................................     0.62      0.52      (0.79)

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

                                                              2001    2000    1999
                                                              ----    ----    ----
Expected life (years).......................................   4.6     4.6     4.1
Dividend yield..............................................     0%      0%      0%
Expected stock price volatility.............................   100%     85%     85%
Risk-free interest rate.....................................  4.15%   6.65%   5.29%

     Using these assumptions, the weighted average fair value of all options granted in 2001, 2000 and 1999 was $12.52, $3.81 and $11.52 respectively.

6. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long-term debt and capital lease obligations at December 30, 2001 and December 31, 2000 consisted of the following (in thousands):

                                                               2001    2000
                                                              ------   ----
Revolving credit facility...................................  $   --   $--
Note payable; interest at 7% payable at maturity; maturing
  on March 1, 2003..........................................   3,752    --
Capital lease obligations at varying interest rates and
  terms, maturing in 2003...................................     824    13
                                                              ------   ---
                                                               4,576    13
Less current maturities.....................................   3,125    13
                                                              ------   ---
                                                              $1,451   $--
                                                              ======   ===

     The Company has a revolving credit facility with a syndicate of commercial banks (the "Revolver") that was amended during 1999 to increase the total maximum capacity from $35 million to $75 million. The Revolver is payable in full on September 28, 2002 and bears interest at either a floating rate or Eurodollar interest rate plus a margin that fluctuates based on the Company's leverage ratio. The margin on the Eurodollar rate ranges from 1.25% to 2.0%, and the margin on the floating rate option ranges from 0% to .5%. During 2000, the Company used proceeds from the sale of its non-specialty antibody business to repay

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES outstanding borrowings under the Revolver. At December 30, 2001, the Company had no outstanding borrowings under the Revolver. The Company is required to pay a fee ranging from .3% to .5%, depending on the Company's leverage, on the unused portion of the Revolver. The Revolver is secured by substantially all of the assets of the Company and the stock of its domestic subsidiaries. The Revolver also contains certain financial covenants that require the maintenance of minimum levels of cash flow coverage, debt service coverage and debt to net worth and also provides for maximum levels of debt to cash flow, rent expense, and capital expenditures. Furthermore, under the terms of the Revolver, there are limitations on the Company's ability to pay cash dividends and to repurchase shares of the Company's common stock. As of December 30, 2001, the Company was in compliance with all debt covenants. In February 2002, the Company received commitments from a syndicate of four banks to amend and extend the Revolver. Under the amended agreement, the available credit will be reduced from $75 million to $65 million and the Revolver will mature three years from the closing date of the amended facility. Additionally, there will be certain limitations on the Company's ability to complete acquisitions without approval of the bank group; specifically, if an individual acquisition exceeds $30 million, or if total acquisitions over the life of the facility exceed $60 million, the Company will be required to get approval from the lenders. The Company expects to close on the facility during the second quarter of 2002.

     In connection with the acquisition of Intergen, the Company acquired certain debt obligations. On September 5, 2001, Intergen entered into a $4.4 million note payable agreement with a vendor. The note bears interest at 7% and requires that principal payments be made monthly according to a fixed payment schedule outlined in the agreement. All interest accrued on the outstanding balances will be paid in full with the final principal payment on March 1, 2003.

     Future maturities of long-term debt and capital lease obligations at December 30, 2001 were as follows:

2002........................................................  $3,125
2003........................................................   1,451
                                                              ------
                                                              $4,576
                                                              ======

     The Company made interest payments of approximately $277,000, $1,795,000, and $696,000, during 2001, 2000, and 1999, respectively.

7. COMMITMENTS AND CONTINGENCIES

  Operating Leases

     The Company leases certain office space, donor centers, laboratory and manufacturing facilities and laboratory and other equipment under non-cancelable operating lease agreements. Future minimum annual rental obligations under the non-cancelable portion of operating leases as of December 30, 2001 were as follows (in thousands):

2002........................................................   $ 3,653
2003........................................................     3,071
2004........................................................     2,702
2005........................................................     2,158
2006........................................................     1,973
2007 and thereafter.........................................     6,167
                                                               -------
                                                               $19,724
                                                               =======

     Rent expense was approximately $2,532,000, $3,734,000, and $4,959,000 during 2001, 2000 and 1999, respectively.

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

  Supply Contracts

     As of December 30, 2001, the Company was party to several long-term supply agreements for the sale of certain specialty antibodies, the exact quantities and prices of which are generally negotiated annually. The Company expects to meet its obligations under the supply contracts.

  Litigation

     The Company is involved in certain litigation arising in the ordinary course of business. In management's opinion, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

     During 2000, twelve complaints were filed against the Company and certain of its current and former executive officers and directors which allege violations of the Securities Exchange Act of 1934, including Sections 10(b) and 20(a) thereof and Rule 10b-5 promulgated thereunder. During the third quarter of 2000, the complaints were consolidated and a lead plaintiff was named. A consolidated complaint was filed on October 10, 2000 which also seeks the court's certification of the litigation as class action on behalf of all purchases of the Company's stock between April 27, 1999 and April 10, 2000. On November 30, 2000, the Company and the other defendants filed a motion to dismiss the consolidated complaint. On January 17, 2001, the plaintiff filed an opposition to the motion to dismiss. On April 20, 2001, a hearing was held on the motion to dismiss. On September 5, 2001, the Court granted the motion to dismiss the complaint in its entirety with prejudice and ruled that the plaintiffs would not be allowed to amend the complaint. On September 19, 2001, the plaintiffs filed a motion to amend the judgement and/or for relief arguing that they should have been allowed to amend the complaint. The Company responded by filing a brief supporting the Court's dismissal of the complaint. On January 17, 2002, the Court reconsidered its decision and granted plaintiffs leave to file an amended complaint. The plaintiffs filed a second amended consolidated complaint on February 12, 2002. The Company filed a motion to dismiss the second amended consolidated complaint on March 11, 2002. The plaintiffs and the Company will each have an additional opportunity to respond. The Company does not consider the claims of the second amended consolidated complaint to be substantively different than those of the initial consolidated complaint and the Company is preparing a motion to dismiss the second amended consolidated complaint. Although management considers all of the claims in the second amended consolidated complaint to be without merit and intends to defend the lawsuit vigorously if the Company's motion to dismiss is denied, management is unable at this time to predict the final outcome of these claims.

8. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

  Cash Equivalents

     The Company estimates that the fair value of cash equivalents approximates carrying value due to the short maturity of these instruments.

  Notes Payable

     The Company estimates that the fair value of notes payable approximates carrying value based upon its estimated current borrowing rate for issuance of debt with similar terms and remaining maturities.

     Disclosure about the estimated fair value of financial instruments is based on pertinent information available to management as of December 30, 2001 and December 31, 2000. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the periods presented and current estimates of fair value may differ significantly from the amounts presented herein.

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

9. INCOME TAXES

     The income tax provision (benefit) for the years ended December 30, 2001, December 31, 2000 and December 26, 1999 consisted of the following (in thousands):

                                                             2001     2000     1999
                                                            ------   ------   -------
Current:
  U.S. federal and state..................................  $7,079   $  258   $   855
  Foreign.................................................   1,219    1,255     1,160
                                                            ------   ------   -------
                                                             8,298    1,513     2,015
                                                            ------   ------   -------
Deferred:
  U.S. federal and state..................................     943    6,539    (8,028)
  Foreign.................................................     253       (4)       (4)
                                                            ------   ------   -------
                                                             1,196    6,535    (8,032)
                                                            ------   ------   -------
Income tax provision (benefit)............................  $9,494   $8,048   $(6,017)
                                                            ======   ======   =======

     The income tax provision (benefit) as reported in the accompanying Consolidated Statements of Income (Loss) differs from the amounts computed by applying federal statutory rates due to the following (in thousands):

                                                             2001     2000     1999
                                                            ------   ------   -------
Federal income taxes at statutory rate....................  $9,305   $7,338   $(7,518)
State income taxes, net of federal income tax benefit.....     791      618      (238)
Impact of foreign tax rates and credits...................    (768)    (778)     (220)
Non-deductible goodwill amortization and write-down.......     157    1,406     1,793
Other.....................................................       9     (536)      166
                                                            ------   ------   -------
                                                            $9,494   $8,048   $(6,017)
                                                            ======   ======   =======

     Deferred income tax assets and liabilities for 2001 and 2000 reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting and income tax reporting purposes. Temporary differences which give rise to deferred tax assets and liabilities at December 30, 2001 and December 31, 2000 were as follows (in thousands):

                                                               2001      2000
                                                              -------   -------
Deferred tax assets:
  Accruals and reserves.....................................  $ 2,085   $ 2,337
  Unearned compensation.....................................       74       125
  Other.....................................................      424        99
                                                              -------   -------
                                                                2,583     2,561
                                                              -------   -------
Deferred tax liabilities:
  Goodwill amortization.....................................   (1,466)     (826)
  Excess tax depreciation...................................      329      (510)
                                                              -------   -------
                                                               (1,137)   (1,336)
                                                              -------   -------
Net deferred tax asset......................................  $ 1,446   $ 1,225
                                                              =======   =======

     The Company did not record any valuation allowance against the deferred tax assets at December 30, 2001 and December 31, 2000 as it believes it is more likely than not that the deferred tax assets will be realizable through future taxable income.

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

     The Company made income tax payments of approximately $5,509,000, $1,886,000, and $5,278,000 during 2001, 2000 and 1999, respectively. As of
December 30, 2001 and December 31, 2000, the Company had an income tax receivable of $4,201,000 and $3,937,000, respectively.

10. SIGNIFICANT CUSTOMERS

     The Company's ten largest customers accounted for approximately 73%, 80% and 78% of total net sales for the years ended December 30, 2001, December 31, 2000 and December 26, 1999, respectively. Customers making up greater than 10% of net sales of the Company during such periods are as follows:

                                                              2001   2000   1999
                                                              ----   ----   ----
Bayer.......................................................   24%    33%    41%
Aventis.....................................................   13%    15%     *
Alpha Therapeutic Corporation...............................    *      *     10%

---------------

* Less than 10%.

     The Therapeutic Products segment generated 99.0% and 99.5% of the sales to Bayer during 2001 and 2000, respectively, while the Diagnostic Products segment generated the remaining sales (Note 12). All net sales to Aventis and Alpha were generated from the Therapeutic Products segment. At December 30, 2001, the Company's accounts receivable from Bayer and Aventis were approximately $3.2 million and $6.7 million, respectively. At December 31, 2000, the Company's accounts receivable from Bayer and Aventis were approximately $3.3 million and $3.0 million, respectively.

11. EMPLOYEE RETIREMENT PLANS

     The Company maintains a defined contribution 401(k) savings plan for all eligible employees. Under the plan, the Company matches a specified percentage of each participating employee's compensation. Employees immediately become vested in the Company's contributions as they are made. The Company's contributions were $501,000, $567,000 and $518,000 in 2001, 2000, and 1999,
respectively. In connection with the acquisition of Intergen, the Company acquired two defined benefit pension plans covering certain employees of the Company's manufacturing plant in Toronto. The expense recognized in 2001, and the related pension obligations and assets are immaterial to the Company's results of operations and financial position as of December 30, 2001.

12. SEGMENT AND GEOGRAPHIC INFORMATION

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" defines operating segments to be those components of a business for which separate financial information is available that is regularly evaluated by management in making operating decisions and in assessing performance. SFAS No. 131 further requires that the segment information presented be consistent with the basis and manner in which management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. The Company's business activities are conducted and managed primarily through two business segments, the Therapeutic Products segment and the Diagnostic Products segment. These segments were determined based primarily on the differing nature of the ultimate end use of the Company's products, the differing production and other value-added processes performed by the Company with respect to the products and, to a lesser extent, the differing customer bases to which each reportable segment sells its products. The remainder of the Company's operations that do not otherwise fall into one of these two segments, as well as general, unallocated corporate overhead expenses, are reported in the category entitled "Corporate and Other."

     The activities of the Therapeutic Products segment include the collection and sale of human antibodies that are used as the active ingredients in therapeutic products for the treatment and management of diseases such as Rh incompatibility in newborns, hepatitis and rabies. The activities of the Therapeutic Products

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES segment also include the general operations of the Company's central testing laboratory in Atlanta, Georgia. In August 2000, the Company completed the divestiture of its non-specialty antibody business (Note 3). Because the sale of this business was not treated as discontinued operations under accounting principles generally accepted in the United States, the results of operations of this business are included in the Company's results of operations from continuing operations through the date of sale. The results of operations of this business are included in the Therapeutic Products segment. Additionally, the Company has continued to report sales from inventory of the disposed business that was on hand and remained with the Company as of the sale date. The activities of the Diagnostic Products segment include the Company's protein fractionation facilities in Kankakee, Illinois and Toronto, Ontario, the monoclonal antibody production facilities in the United Kingdom, the sales and marketing efforts related to certain human-sourced, polyclonal antibodies, and the other operations acquired through the Intergen acquisition. The antibodies provided by the Diagnostic Products segment are used in diagnostic products such as blood typing reagents and diagnostic test kits. The blood protein products manufactured by the Company's fractionation facilities are generally sold for use as cell culture media in biotechnology and biopharmaceutical products or in diagnostic reagents. The Company's donor centers are generally classified and managed as assets and operations of the Therapeutic Products segment which provide, on an incremental basis and at cost, antibodies for sale by the Diagnostic Products segment. Such sales are recorded as direct sales of the Diagnostic Products segment; accordingly, no intersegment sales are recorded.

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

     The Company's segment information as of and for the years ended December 30, 2001, December 31, 2000 and December 26, 1999 is as follows (in thousands):

                                                       2001        2000        1999
                                                     --------    --------    --------
Net sales-unaffiliated customers:
  Therapeutic Products.............................  $ 56,227    $102,415    $ 91,101
  Diagnostic Products..............................    53,565      45,345      37,812
  Corporate/Other..................................        --          --         831
                                                     --------    --------    --------
  Total............................................  $109,792    $147,760    $129,744
                                                     ========    ========    ========
Gross profit (loss):
  Therapeutic Products.............................  $ 21,823    $ 21,202    $ 16,000
  Diagnostic Products..............................    30,342      25,445      20,135
  Corporate/Other..................................        --          --        (548)
                                                     --------    --------    --------
  Total............................................  $ 52,165    $ 46,647    $ 35,587
                                                     ========    ========    ========
Depreciation expense:
  Therapeutic Products.............................  $  2,253    $  1,860    $  1,667
  Diagnostic Products..............................     2,258       2,054       1,712
  Corporate/Other..................................       143         813         736
                                                     --------    --------    --------
  Total............................................  $  4,654    $  4,727    $  4,115
                                                     ========    ========    ========

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

                                                       2001        2000        1999
                                                     --------    --------    --------
Segment operating income (loss):
  Therapeutic Products.............................  $ 15,359    $ 15,258    $ 10,735
  Diagnostic Products..............................    20,569      18,289      13,882
  Corporate/Other..................................    (8,949)     (9,387)     (7,071)
                                                     --------    --------    --------
          Total....................................  $ 26,979    $ 24,160    $ 17,546
                                                     ========    ========    ========
Reconciling items:
  Other expense, net...............................  $  1,471    $  2,376    $  4,513
  Interest expense (income), net...................    (1,139)      1,233         543
  Special (credits) charges, net...................        61        (414)     33,969
                                                     --------    --------    --------
  Income (loss) before income taxes................  $ 26,586    $ 20,965    $(21,479)
                                                     ========    ========    ========
Identifiable assets:
  Therapeutic Products.............................  $ 39,162    $ 36,585    $ 83,738
  Diagnostic Products..............................   119,465      64,879      58,681
  Corporate/Other..................................    16,711      30,031      14,479
                                                     --------    --------    --------
  Total............................................  $175,338    $131,495    $156,898
                                                     ========    ========    ========
Capital expenditures:
  Therapeutic Products.............................  $  1,983    $  4,016    $  1,691
  Diagnostic Products..............................       969       5,291      14,600
  Corporate/Other..................................     2,129         253          --
                                                     --------    --------    --------
  Total............................................  $  5,081    $  9,560    $ 16,291
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

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

GEOGRAPHIC INFORMATION

     The Company markets its products and services to numerous countries worldwide and has operations in the United States, Canada and the United Kingdom. Other than in the United States and Germany, the Company does not conduct business in any one country in which its sales in that country are material to the Company as a whole. However, the majority of the Company's remaining foreign sales are to western Europe. Net sales are attributed to regions based on the country to which the Company ships its products, which can differ from their ultimate destination. The composition of the Company's net sales to unaffiliated customers between those in the United States, Germany and other foreign locations and of the Company's long-lived assets for each fiscal year is set forth below (in thousands):

                                                       2001        2000        1999
                                                     --------    --------    --------
Net sales to unaffiliated customers:
  United States....................................  $ 57,714    $101,192    $ 99,399
  Germany..........................................    24,899      26,110      11,147
  Other foreign....................................    27,179      20,458      19,198
                                                     --------    --------    --------
                                                     $109,792    $147,760    $129,744
                                                     ========    ========    ========
Long-lived assets:
  United States....................................  $ 80,623    $ 56,341    $ 72,113
  Canada...........................................    12,996          --          --
  United Kingdom...................................     6,347       6,961       4,920
                                                     --------    --------    --------
                                                     $ 99,966    $ 63,302    $ 77,033
                                                     ========    ========    ========

13. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The quarterly results of operations for the fiscal years ended December 30, 2001 and December 31, 2000, respectively, are as follows (in thousands, except per share amounts):

                                                     FIRST    SECOND     THIRD    FOURTH
                                                    -------   -------   -------   -------
2001
Net sales.........................................  $26,458   $27,181   $25,876   $30,277
Gross profit......................................   12,672    13,437    11,542    14,514
Special charges (credits), net (Note 3)...........       --       163       200      (302)
Net income........................................    4,382     4,825     3,024     4,861
Basic earnings per share(1).......................     0.19      0.20      0.13      0.20
Diluted earnings per share(1).....................     0.18      0.20      0.12      0.20

                                                     FIRST    SECOND     THIRD    FOURTH
                                                    -------   -------   -------   -------
2000
Net sales.........................................  $36,335   $41,896   $38,708   $30,821
Gross profit......................................   10,002    11,909    12,014    12,722
Special (credits) charges, net (Note 3)...........      151     1,610      (550)   (1,625)
Net income........................................    2,373     2,004     3,778     4,762
Basic earnings per share(1).......................     0.10      0.09      0.17      0.21
Diluted earnings per share(1).....................     0.10      0.09      0.16      0.21

                   SEROLOGICALS CORPORATION AND SUBSIDIARIES

     The following table summarizes the quarterly pro forma results of operations for the years ended December 31, 2001 and 2000, respectively as if the sale of Seramed (Note 3) and receipt of proceeds from the sale occurred on December 27, 1999 (the first day of the Company's 2000 fiscal year). These results do not purport to represent what the results of operations for the Company would actually have been if the sale had occurred on the date referred to above or to be indicative of the future results of operations of the Company.

                                                     FIRST      SECOND     THIRD      FOURTH
                                                    --------   --------   --------   --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2001
Net sales.........................................  $26,450    $26,422    $25,876    $30,277
Gross profit......................................   12,664     12,523     11,563     14,534
Special charges (credits), net (Note 3)...........       --        163        200       (338)
Net income........................................    4,365      4,238      3,038      4,897
Basic earnings per share(1).......................     0.19       0.18       0.13       0.20
Diluted earnings per share(1).....................     0.18       0.17       0.12       0.20

                                                     FIRST      SECOND     THIRD      FOURTH
                                                    --------   --------   --------   --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2000
Net sales.........................................  $16,806    $23,197    $25,116    $27,667
Gross profit......................................    8,905     11,883     11,664     13,652
Special charges (credits), net (Note 3)...........      151        104         (5)    (1,949)
Net income........................................    2,307      3,562      3,546      5,971
Basic earnings per share(1).......................     0.10       0.15       0.16       0.26
Diluted earnings per share(1).....................     0.10       0.15       0.15       0.26

---------------
(1) Basic and diluted earnings per share is computed independently for each of the quarters presented. As such, the summation of the quarterly amounts may not equal the total basic and diluted earnings per share reported for the year.

                            SEROLOGICALS CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

     An analysis of the allowance for doubtful accounts for the three fiscal years ended December 30, 2001 is as follows (in thousands):

                                   BALANCE AT     CHARGED TO    CHARGED                  BALANCE
                                  BEGINNING OF    COSTS AND     TO OTHER                AT END OF
                                     PERIOD        EXPENSES     ACCOUNTS   DEDUCTIONS    PERIOD
                                  ------------   ------------   --------   ----------   ---------
Year Ended December 30, 2001....     $  750          $511        $  714(b)   $  --       $1,975
Year Ended December 31, 2000....      1,034            --            --       (284)         750
Year Ended December 26, 1999....        784           647            51(a)    (448)       1,034

---------------

(a) Allowance established upon purchase of Serologicals Proteins on December 29, 1998.

(b) Allowance established upon purchase of Intergen Company on December 13,
    2001.

                            SEROLOGICALS CORPORATION