Form 10-Q
period 2002-03-31
SEROLOGICALS CORP
filed 2002-05-14
CIK 767673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file Number: 0-26126

SEROLOGICALS CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-2142225 (I.R.S. Employer Identification Number)

5655 Spalding Drive Norcross, Georgia (Address of principal executive offices)	30092 (Zip Code)

(678) 728-2000
(Registrant’s Telephone Number Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days.

Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 10, 2002

Common Stock, $.01 par value per share	24,341,673

INDEX

SEROLOGICALS CORPORATION AND SUBSIDIARIES

PART I

Item 1. Financial Statements

Consolidated Balance Sheets - March 31, 2002 (Unaudited) and December 30, 2001	3

Unaudited Consolidated Statements of Income - For the quarters ended March 31, 2002 and April 1, 2001	4

Unaudited Consolidated Statements of Cash Flows - For the quarters ended March 31, 2002 and April 1, 2001	5

Unaudited Notes to Consolidated Financial Statements	6-11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-18

Item 3. Quantitative and Qualitative Disclosures about Market Risk	18

PART II

Item 1. Legal Proceedings	18-19

Item 6. Exhibits and Reports on Form 8-K	19

SIGNATURES	20

PART I.

Item 1. Financial Statements

SEROLOGICALS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,
	2002	December 30,
	(Unaudited)	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,813	$10,780
Trade accounts receivable, net	21,089	24,652
Inventories	33,919	31,595
Income tax receivable	3,405	4,201
Other current assets	4,026	4,144

Total current assets	76,252	75,372

PROPERTY AND EQUIPMENT, net	49,171	48,869

OTHER ASSETS:
Goodwill, net	36,140	35,360
Patents and proprietary know-how, net	11,279	11,471
Other, net	4,233	4,266

Total other assets	51,652	51,097

Total assets	$177,075	$175,338

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$3,567	$3,125
Accounts payable	6,600	5,955
Accrued liabilities	8,490	10,711
Deferred revenue	944	425

Total current liabilities	19,601	20,216

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current maturities	335	1,451

DEFERRED INCOME TAXES	721	858

OTHER LIABILITIES	345	338

STOCKHOLDERS’ EQUITY:
Common stock	276	275
Additional paid-in capital	115,929	114,489
Retained earnings	60,970	58,262
Accumulated other comprehensive loss	(755)	(551)
Less: common stock held in treasury	(20,347)	(20,000)

Total stockholders’ equity	156,073	152,475

Total liabilities and stockholders’ equity	$177,075	$175,338

The accompanying notes are an integral part of these consolidated financial statements.

SEROLOGICALS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)
(Unaudited)

	Quarter Ended

	March 31,	April 1,
	2002	2001

Net sales	$31,470	$26,458
Costs and expenses:
Cost of sales	15,987	13,786
Selling, general and administrative expenses	10,218	5,365
Research and development	996	331

Operating income	4,269	6,976
Other expense, net	179	271
Interest income, net	(76)	(363)

Income before income taxes	4,166	7,068
Provision for income taxes	1,458	2,686

Net income	$2,708	$4,382

Net income per common share:
Basic	$0.11	$0.19

Diluted	$0.11	$0.18

Weighted average shares:
Basic	24,267,077	23,233,566

Diluted	24,823,061	23,866,712

The accompanying notes are an integral part of these consolidated financial statements.

SEROLOGICALS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Quarter Ended

	March 31,	April 1,
	2002	2001

Operating activities:
Net income	$2,708	$4,382
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,520	1,420
Loss on disposal of assets	—	39
Tax benefit from exercise of stock options	449	1,079
Changes in operating assets and liabilities:
Trade accounts receivable, net	3,563	(526)
Inventories	(2,474)	182
Income tax receivable	796	549
Other current assets	118	3,411
Accounts payable	645	(462)
Accrued liabilities	(1,719)	(1,836)
Deferred revenue	519	1,247
Other, net	(205)	(272)

Total adjustments	3,212	4,831

Net cash provided by operating activities	5,920	9,213

Investing activities:
Purchases of property and equipment	(2,425)	(1,575)
Other	(125)	—

Net cash used in investing activities	(2,550)	(1,575)

Financing activities:
Payments on long-term debt and capital leases	(674)	(5)
Proceeds from stock plans	684	4,410
Purchase of common stock	(347)	—

Net cash (used in) provided by financing activities	(337)	4,405

Net increase in cash and cash equivalents	3,033	14,657
Cash and cash equivalents, beginning of period	10,780	22,492

Cash and cash equivalents, end of period	$13,813	$37,149

Supplemental Disclosures:
Interest paid, net of amounts capitalized	$—	$80
Income taxes paid	$258	$729
Non-Cash Investing and Financing Activities:
Contingent consideration payable	$450	—
Stock acquired by employees in lieu of cash bonus	$212	—

The accompanying notes are an integral part of these consolidated financial statements.

SEROLOGICALS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
(UNAUDITED)

Forward Looking Statements

     This Quarterly Report on Form 10-Q contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which generally can be identified by the use of forward looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “estimate,” “plan,” “believe,” or “continue” or the negative thereof or other variations thereon or similar terminology. These forward-looking statements include, without limitation, sales expectations for certain of the Company’s products, particularly, anti-D, the level of capital expenditures during 2002, and the sufficiency of capital and liquidity to fund operations, capital expenditures, and acquisitions. These forward looking statements are subject to certain risks and uncertainties, such as changes in the economy or market conditions, changes in financial, banking and capital markets, changes in customers’ needs or abilities to manufacture products, changes in government policy or regulations, the ability to attract and retain qualified donors, and other factors discussed in Part I of the Company’s Annual Report on Form 10-K for the year ended December 30, 2001, which could cause actual results to differ materially.

1. ORGANIZATION AND BASIS OF PRESENTATION

     Organization

     Serologicals Corporation (a Delaware Corporation) (together with its subsidiaries, the “Company” or “Serologicals”) is a worldwide provider of biological products and enabling technologies to life science companies. The Company’s products are essential for the research, development and manufacturing of biologically based life science products. The Company’s products are used in a wide variety of applications within the areas of oncology, hematology, immunology, cardiology and infectious diseases, as well as in the study of molecular biology.

     On December 13, 2001, the Company acquired Intergen Company L.P., (“Intergen”) a privately held Delaware limited partnership. The purchase price of $45 million, less approximately $1.7 million representing costs to complete the expansion of Intergen’s manufacturing facility in Toronto, Canada, was funded with cash on hand. Additionally, the former partners of Intergen are entitled to earn certain additional cash consideration based on the financial performance of Intergen over a defined period of time. The results of operations of Intergen are included in the accompanying financial statements from the date of acquisition.

     The Company conducts its operations in facilities located in North America and Europe. The Company operates protein fractionation facilities located in Kankakee, Illinois and Toronto, Ontario. These facilities provide a variety of proteins used in diagnostic reagents and cell culture media components for use as additives in biotech products. A number of these products, such as bovine serum albumin (“BSA”), are primarily supplied to life science companies for use in diagnostic reagents. Additionally, these facilities produce a line of highly purified animal proteins known as tissue culture media components that are used primarily by biopharmaceutical and biotechnology companies as nutrient additives in cell culture media. One example of these media components is EX-CYTE®, which is produced through a patented manufacturing process. The Company operates two monoclonal antibody manufacturing facilities in Scotland that are engaged in the development, manufacturing and sale of monoclonal antibodies and related products for use in diagnostic products such as blood typing reagents and in controls for tests used for diagnosing certain infectious diseases. The Company operates a facility in Milford, Massachusetts that includes a central product distribution facility, as well as operations related to the Company’s human-sourced polyclonal antibody business. The Company also operates research and development laboratories in the United States and Scotland. The Company conducts its therapeutic operations (or blood plasma operations) through a national network of 17 donor centers that specialize in the collection of specialty human antibodies.

     Basis of Presentation

     The accompanying unaudited consolidated financial statements include the accounts of Serologicals and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are of a normal recurring nature, to present fairly Serologicals’ financial position, results of operations and cash flows at the dates and for the periods presented. Interim results of operations are not necessarily indicative of results to be expected for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements as of December 30, 2001 and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2001.

     Certain prior year amounts have been reclassified to conform to the current year presentation.

     Earnings per Share

     Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per share is similar to basic earnings per share, except the weighted average number of shares includes the dilutive effect of stock options, warrants, convertible indebtedness and similar instruments.

     The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Quarter Ended

	March 31,	April 1,
	2002	2001

Basic earnings per share:
Net income	$2,708	$4,382
Weighted average shares of common stock outstanding	24,267	23,234

Net income per share	$0.11	$0.19

Diluted earnings per share:
Net income	$2,708	$4,382
Weighted average shares of common stock outstanding	24,267	23,234
Effect of dilutive securities:
Stock options and warrants	543	623
Common stock awards	13	10

Weighted average shares of common stock outstanding, including dilutive instruments	24,823	23,867

Net income per share	$0.11	$0.18

     For the quarters ended March 31, 2002 and April 1, 2001, the effect of diluted shares totaling approximately 411,000 shares and 719,000, respectively, were excluded from the calculation of diluted shares outstanding as the option price exceeded the average market price for the Company’s stock during the period and thus their effect was anti-dilutive.

     Comprehensive Income

     The following table sets forth the calculation of comprehensive income for the periods indicated below (in thousands):

	Quarter Ended

	March 31,	April 1,
	2002	2001

Net income, as reported	$2,708	$4,382
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(204)	(431)

Other comprehensive loss	(204)	(431)

Comprehensive income	$2,504	$3,951

     Recent Accounting Pronouncements

     Statement of Financial Accounting Standards (“SFAS”) No. 142 supersedes APB Opinion No. 17, “Intangible Assets.” This Standard prescribes the accounting practices for acquired goodwill and other intangible assets. Under this Standard, goodwill and indefinite-lived intangibles are no longer amortized to earnings, but instead are reviewed periodically (at least annually) for impairment. In accordance with the requirements of SFAS No. 142, goodwill and identifiable, indefinite-lived assets related to the Intergen acquisition were not amortized. Effective December 31, 2001, all goodwill and other intangible assets with indefinite lives existing prior to July 1, 2001 were not amortized. The impact of adopting this Standard has not yet been determined as the Company expects to complete its initial goodwill impairment analysis by the end of the second quarter of 2002. During the first quarter of 2001, the Company recorded goodwill amortization expense totaling approximately $350,000.

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This Standard addresses financial accounting and reporting for asset retirement costs of long-lived assets resulting from legal obligations associated with acquisition, construction or development transactions. The Company plans to adopt this in the first quarter of 2003. The adoption of this Standard is not expected to have a material impact on the Company’s financial position or results of operations.

2. ACQUISITION

     On December 13, 2001, the Company completed the acquisition of Intergen Company, L.P. and Subsidiaries, a privately held limited partnership. The assets, liabilities and results of operations of Intergen have been included in the Company’s consolidated financial statements since the date of acquisition. Intergen was a developer, manufacturer and supplier of a variety of biological products and technologies to the life sciences industry. Intergen’s products and technology support the development and manufacturing of biopharmaceutical products. The three primary strategic markets served by Intergen are i) biotechnology products, ii) diagnostic components, and iii) life sciences research. Intergen was headquartered in Purchase, New York, and had operations located in Gaithersburg, Maryland; Milford, Massachusetts; and Toronto, Ontario. The Intergen corporate headquarters were permanently closed during the first quarter of 2002 based on an integration plan determined at the time of acquisition. The acquisition of Intergen greatly expands the Company’s range of products and customers within the life sciences industry, particularly within the research and pharmaceutical drug development sectors. Additionally, Intergen had a much larger research and development group than the Company, thus this function was greatly expanded with the acquisition.

     The total purchase price was $45 million, less costs remaining to complete the expansion of Intergen’s manufacturing facility in Toronto, which was approximately $1.7 million as of the acquisition date. Additionally, the Company entered into an earnout agreement with the sellers which requires the Company to pay additional consideration to the sellers based on a defined formula if Intergen sales exceed $8 million during the first quarter of 2002. The Company estimates that the additional consideration will approximate $450,000, and this estimate was recorded as an adjustment to goodwill in the consolidated balance sheet. Also, a second component of the earnout agreement requires the Company to pay additional consideration based on a formula related to sales of certain technologies acquired through the Intergen transaction over a five year period ending December 31, 2006. Any payments made under the earnout agreement will be treated as additional goodwill. No payments were earned under this component of the earnout agreement during the first quarter of 2002.

     During the first quarter of 2002, the Company recorded several additional purchase price adjustments to goodwill totaling approximately $330,000. These adjustments included additional severance costs related to the Intergen acquisition and an adjustment to the preliminary opening inventory valuation.

     The following table summarizes the activity in the accrual for termination benefits and other costs for the first quarter ended March 31, 2002:

		Additions to
		reserve charged to
Description	Balance, 12/30/01	expense	Cash payments	Other	Balance, 3/31/02

Employee termination costs	$544	—	$(64)	$180	$660
Relocation costs	$100	—	—	—	$100

     The remaining accrual of $760,000 is included in “Accrued liabilities” in the Consolidated Balance Sheets. All of these amounts are expected to be paid in 2002.

     The following table summarizes the results of Serologicals on a pro forma basis for the three months ended April 1, 2001 as if the acquisition of Intergen had occurred on January 1, 2001. These results do not purport to represent what the results of operations for Serologicals would actually have been or to be indicative of the future results of operations of Serologicals (in thousands, except per share amounts).

Revenues	$33,006
Net income	$3,928
Net income per common share:
Basic	$0.17
Diluted	$0.16

3. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long-term debt and capital lease obligations at March 31, 2002 and December 30, 2001 consisted of the following (in thousands):

	March 31, 2002	December 30, 2001

Revolving credit facility	$—	$—
Note payable; interest at 7% payable at maturity; maturing on March 1, 2003	3,190	3,752
Capital lease obligations at varying interest rates and terms, maturing in 2003	712	824

	3,902	4,576
Less: current maturities	3,567	3,125

	$335	$1,451

     On April 25, 2002, the Company amended its revolving credit facility (the “Revolver”) that was scheduled to mature in September 2002. The amount available under the facility has been reduced from $75 million to $65 million. The Revolver is payable in full on April 25, 2005 and bears interest at either a floating rate or a Eurodollar interest rate plus a margin that fluctuates based on the Company’s leverage ratio. The margin on the Eurodollar rate ranges from 1.25% to 1.75%, and the margin on the floating rate option ranges from 0% to 0.25%. The Company is required to pay a fee ranging from .3% to .5% on the unused portion of the Revolver, depending on the Company’s leverage ratio. The Revolver contains certain financial covenants that require the maintenance of minimum levels of cash flow coverage, minimum cash flows from domestic operations, debt to net worth, debt service coverage, and limitations on capital expenditures.

     The Company capitalizes interest on borrowings during the active construction period of major capital projects. During the first quarter of 2002, the Company capitalized approximately $165,000 in connection with various projects.

4. SEGMENT INFORMATION

     Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS No. 131”), requires the reporting of information about operating segments in annual financial statements and requires selected information in interim financial reports. Beginning in 2002, for management purposes the operations of the Company’s subsidiaries are organized into three primary operating segments: Biotechnology and molecular biology products (“Biotech”), Diagnostic products and life science reagents (“Diagnostics”) and Therapeutic Products (“Therapeutics”). These segments are based primarily on the differing nature of the ultimate end use of the Company’s products, the differing production, manufacturing and other value-added processes performed by the Company with respect to the products and, to a lesser extent, the differing customer bases to which each reportable segment sells its products. Prior to 2002, the Company reported only two operating segments, Therapeutics and Diagnostics. As a result of the Intergen acquisition, as well as the increased significance on the Company’s operations of its EX-CYTE® product, the Company has developed a significant portfolio of products used in applications within the biotechnology and biopharmaceutical fields. The activities of the new Biotech segment primarily include the manufacture and sale of tissue culture media components, as well as certain research products and technologies used in life sciences research and in high throughput drug screening. All of the comparisons discussed below reflect the restatement of the prior year segments so that they are consistent with the current year presentation.

	Quarter Ended

	March 31,	April 1,
	2002	2001

Net sales-unaffiliated customers:
Biotechnology Products	$12,086	$2,367
Therapeutic Products	8,535	14,699
Diagnostic Products	10,849	9,392

Total	$31,470	$26,458

Segment operating income (loss):
Biotechnology Products	$4,324	$1,244
Therapeutic Products	1,899	4,764
Diagnostic Products	3,664	3,168
Corporate/Other	(5,618)	(2,200)

Total	$4,269	$6,976

Reconciling items:
Other expense, net	179	271
Interest income, net	(76)	(363)

Income before income taxes	$4,166	$7,068

     Segment operating income is defined as earnings before income taxes, interest, amortization, and foreign currency gains and losses. “Corporate and other” includes general corporate expenses other than those directly attributable to an operating segment. The Company had no material intersegment sales during 2002 or 2001.

5. COMMITMENTS AND CONTINGENCIES

     Litigation

     The Company is involved in certain litigation arising in the ordinary course of business. In management’s opinion, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

     During 2000, twelve complaints were filed against the Company and certain of its current and former executive officers and directors which allege violations of the Securities Exchange Act of 1934, including Sections 10(b) and 20(a) thereof and Rule 10b-5 promulgated thereunder. During the third quarter of 2000, the complaints were consolidated and a lead plaintiff was named. A consolidated complaint was filed on October 10, 2000 which also seeks the court’s certification of the litigation as class action on behalf of all purchases of the Company’s stock between April 27, 1999 and April 10, 2000. On November 30, 2000, the Company and the other defendants filed a motion to dismiss the consolidated complaint. On January 17, 2001, the plaintiff filed an opposition to the motion to dismiss. On April 20, 2001, a hearing was held on the motion to dismiss. On September 5, 2001, the Court granted the motion to dismiss the complaint in its entirety with prejudice and ruled that the plaintiffs would not be allowed to amend the complaint. On September 19, 2001, the plaintiffs filed a motion to amend the judgment and/or for relief arguing that they should have been allowed to amend the complaint. The Company responded by filing a brief supporting the Court’s dismissal of the complaint. On January 17, 2002, the Court reconsidered its decision and granted plaintiffs leave to file an amended complaint. The plaintiffs filed a second amended consolidated complaint on February 12, 2002. The Company does not consider the claims of the second amended consolidated complaint to be substantively different than those of the initial consolidated complaint and, consequently, filed a motion to dismiss the second amended consolidated complaint on March 11, 2002. Although management considers all of the claims in the second amended consolidated complaint to be without merit and intends to defend the lawsuit vigorously if the Company’s motion to dismiss is denied, management is unable at this time to predict the final outcome of these claims.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company is a worldwide provider of biological products and enabling technologies to life science companies. The Company’s products are essential for the research, development and manufacturing of biologically based life science products. The Company’s products are used in a wide variety of applications within the areas of oncology, hematology, immunology, cardiology and infectious diseases, as well as in the study of molecular biology. The Company’s customer base includes many of the leading life science companies throughout the world.

     On December 13, 2001, the Company acquired Intergen Company L.P., a privately held Delaware limited partnership. The purchase price of $45 million, less approximately $1.7 million representing costs to complete the expansion of Intergen’s manufacturing facility in Toronto, Canada, was funded with cash on hand. Additionally, the former partners of Intergen are entitled to earn certain additional cash consideration based on the financial performance of Intergen over a period of time. During the first quarter of 2002, additional consideration totaling approximately $450,000 was earned based on the performance of the Company in accordance with an earnout agreement. Also during the first quarter of 2002, the Company permanently closed the former Intergen corporate headquarters in Purchase, New York upon completing the transfer of all of the essential functions performed at that location to the Company’s corporate office.

     The Company conducts its operations in facilities located in North America and Europe. The Company operates protein fractionation facilities located in Kankakee, Illinois and Toronto, Ontario. These facilities provide a variety of proteins used in diagnostic reagents and cell culture media components for use as additives in biotech products. A number of these products, such as bovine serum albumin (“BSA”), are primarily supplied to life science companies for use in diagnostic reagents. Additionally, these facilities produce a line of highly purified animal proteins known as tissue culture media components that are used primarily by biopharmaceutical and biotechnology companies as nutrient additives in cell culture media. One example of these media components is EX-CYTE®, which is produced through a patented manufacturing process. Additionally, the Company operates two monoclonal antibody manufacturing facilities in Scotland that are engaged in the development, manufacturing and sale of monoclonal antibodies and related products for use in diagnostic products such as blood typing reagents and in controls for tests used for diagnosing certain infectious diseases. The Company operates a facility in Milford, Massachusetts that includes a central product distribution facility, as well as operations related to the Company’s human-sourced polyclonal antibody business. The Company also operates research and development laboratories in the United States and Scotland. The Company conducts its therapeutic operations (or blood plasma operations) through a national network of 17 donor centers that specialize in the collection of specialty human antibodies.

     Beginning in 2002, for management purposes the operations of the Company’s subsidiaries have been organized into three primary operating segments: Biotechnology and molecular biology products (“Biotech”), Diagnostic products and life science reagents (“Diagnostics”) and Therapeutic Products (“Therapeutics”). These segments are based primarily on the differing nature of the ultimate end use of the Company’s products, the differing production, manufacturing and other value-added processes performed by the Company with respect to the products and, to a lesser extent, the differing customer bases to which each reportable segment sells its products. Prior to 2002, the Company reported only two operating segments, Therapeutics and Diagnostics. All of the comparisons discussed below reflect the restatement of the prior year segments so that they are consistent with the current year presentation.

     The activities of the Biotech segment primarily include the manufacture and sale of tissue culture media components, as well as certain research products and technologies used in life sciences research and in high throughput drug screening. The primary products included in this segment are EX-CYTE®, certain grades of BSA, human recombinant insulin and Amplifluor™, a patented technology used for the detection of nucleic acids amplified by polymerase chain reaction (PCR) and other techniques. The activities of the Diagnostic segment include the Company’s monoclonal antibody production facilities and certain human-sourced, polyclonal antibodies, as well as certain blood protein products manufactured at the Company’s facilities in Kankakee and Toronto. The antibodies and other proteins provided by the Diagnostic Products segment are used in diagnostic products such as blood typing reagents and diagnostic test kits and as nutrient additives in biotech products. The activities of the Therapeutics segment include the collection and sale of specialty human antibodies that are used as the active ingredients in therapeutic products for the treatment and management of various diseases.

Results of Operations

     The following discussion and analysis of Serologicals’ financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

     The following table sets forth certain operating data of Serologicals as a percentage of net sales for the periods indicated below.

	Quarter Ended

	March 31,	April 1,
	2002	2001

Net sales	100.0%	100.0%
Gross profit	49.2%	47.9%
Selling, general and administrative expenses	32.5%	20.3%
Research and development	3.2%	1.3%
Income before income taxes	13.2%	26.7%

Quarters Ended March 31, 2002 and April 1, 2001

NET SALES

Consolidated

     Consolidated net sales increased approximately $5 million, or 19%, from $26.5 million in 2001 to $31.5 million in 2002. The increase was primarily due to the sales contribution from Intergen and increased sales of EX-CYTE®, partially offset by a decrease in sales of Therapeutic products.

Biotech Products

     Net sales of biotechnology products increased $9.7 million, or 411% from $2.4 million in 2001 to $12.1 million in 2002. Sales of EX-CYTE® increased $3.6 million, or 151% from $2.4 million in 2001 to $6.0 million in 2002. The growth in the EX-CYTE® product is due to continued advancement in the commercialization of the Company’s customers’ end-products by moving to later stage clinical trials and FDA drug approval. The remainder of the increase was due to the sales contribution from Intergen.

Diagnostic Products

     Net sales of Diagnostic Products increased approximately $1.5 million, or 16%, from $9.4 million in the first quarter of 2001 to $10.9 million in 2002. This increase was primarily due to increased sales of BSA and sales growth from other products acquired through the Intergen acquisition. BSA sales increased from $2.5 million in 2001 to $3.2 million in 2002. Sales of monoclonal antibodies and related products declined from $4.5 million to $4.1 million, due primarily to timing of customer orders and shipments. Sales of primarily human-sourced antibodies used in blood typing reagents and diagnostic test kits (bio-diagnostic products) increased slightly from $1.8 million in 2001 to $1.9 million in 2002.

Therapeutic Products

     Net sales of Therapeutic Products decreased approximately $6.2 million, or 42%, from $14.7 million in 2001 to $8.5 million in 2002. Sales of anti-D declined $6.7 million, or 83% compared with the prior year. The Company expects anti-D sales to be significantly lower for the full year 2002 compared with 2001, due to the uneven ordering patterns of our customers for this product. Sales of anti-hepatitis antibodies increased $1.8 million, or 45% over the prior year. Anti-hepatitis continues to be the fastest growing product in this segment, as growth in demand is largely being driven by the increasing life span for liver transplant patients, as well as other new treatment protocols for liver patients. Sales of anti-rabies declined 50% from the prior year quarter, primarily as a result of timing of customer orders and delivery requirements.

GROSS PROFIT

Consolidated

     Consolidated gross profit increased approximately $2.8 million, or 22%, from $12.7 million in the first quarter of 2001 to $15.5 million in 2002. This increase was primarily due to the higher sales, combined with the mix as the relatively higher margin EX-CYTE® product represented a significantly higher percentage of total sales in 2002 compared with 2001. Gross margin increased from 48% in 2001 to 49% in the current period.

Biotech Products

     Gross profit from Biotech Products increased $4.3 million, or 243%, from $1.8 million in 2001 to $6.1 million in 2002. This increase was primarily due to the increased sales of EX-CYTE® and the addition of the former Intergen products to the biotech sales mix. Gross margins on biotech products decreased from 76% in 2001 to 51% in 2002. This decrease was due to the mix of sales. In 2001, all sales in this segment represented sales of EX-CYTE®, while in 2002 approximately 49% of the biotech sales were sales of EX-CYTE®. The Intergen products included in this segment are generally lower margin products than EX-CYTE®. Additionally, during the first quarter of 2002, the Company recorded a large sale of recombinant insulin which is a lower margin product due to the fact that the Company purchases and resells this product under a distributor relationship.

Diagnostic Products

     Gross profit from Diagnostic Products increased $0.9 million, or 18% from $4.8 million in the first quarter of 2001 to $5.7 million in the first quarter of 2002. The majority of the increase was attributable to increased sales due to the Intergen acquisition. Gross margins on Diagnostic products were 53% for the first quarter of 2002, compared with 52% in the prior year quarter.

Therapeutic Products

     Gross profit from Therapeutic Products decreased approximately $2.4 million, or 40%, from $6.0 million in 2001 to $3.6 million in the first quarter of 2002. The decrease was due to the decreased sales of anti-D compared with the prior year quarter. Gross margins on Therapeutic Products increased from 41% in 2001 to 43% in 2002, as margin improvements in the Company’s anti-hepatitis product offset the sales decline of the relatively high margin anti-D product. The anti-hepatitis margins were positively impacted by contractual arrangements with a customer that provide for premium pricing adjustments for delivery of product that exceeds antibody concentration requirements as defined within the contract.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Consolidated selling, general and administrative expenses increased approximately $4.8 million, or 91%, in the first quarter of 2002, from $5.4 million in 2001 to $10.2 million in the current year. Approximately $2.0 million of this increase was due to non-recurring items including external costs related to the integration of Intergen, professional fees incurred as part of a project to evaluate all aspects of the Therapeutic products business operations and the cost of operating the former Intergen corporate office for the first quarter while completing the shutdown of this office at the end of March 2002. The remaining increase was primarily due to the significant expansion of the Company’s sales and marketing organization as a result of the Intergen acquisition and higher personnel costs due to the timing of hiring certain executives during the second half of 2001.

RESEARCH AND DEVELOPMENT

     Research and development expenses increased approximately $700,000, or 201% from $330,000 in the first quarter of 2001 to approximately $1.0 million in the current year. As a percentage of sales, spending in this area increased from 1.3% in 2001 to 3.2 % in 2002. This increase is primarily due to the expansion of the Company’s research and development activities as a result of the Intergen acquisition. The Company expects 2002 research and development expenditures to represent approximately 3.5% of sales, and that the investment in this area will increase over the next several years.

OTHER EXPENSE, NET

     Other expense, net, which consists primarily of amortization of definite-lived intangible assets and gains and losses from foreign currency transactions, decreased approximately 34% from the prior year. This was primarily due to the amortization of goodwill totaling approximately $350,000 in the first quarter of 2001, which is not included in the current year as goodwill and indefinite-lived intangible assets are no longer amortized. This benefit was partially offset by amortization of certain definite-lived intangibles acquired in the acquisition of Intergen.

INTEREST INCOME, NET

     Interest income, net decreased $287,000, or 79% compared with the prior year quarter. The decrease resulted from lower cash balances in the current year as a result of using cash of hand to complete the acquisition of Intergen.

Liquidity and Capital Resources

     The following table sets forth certain indicators of financial condition and liquidity as of March 31, 2002 and December 30, 2001:

	March 31,	December 30,
	2002	2001

Cash and cash equivalents	$13,813	$10,780
Working capital	56,651	55,156
Total long-term debt and capital lease obligations	3,902	4,576
Stockholders’ equity	156,073	152,475
Total debt to equity ratio	2.5%	3.0%

     Serologicals has three principal sources of near-term liquidity: (i) existing cash and cash equivalents; (ii) cash generated by operations, and (iii) available borrowing capacity under the revolving credit facility (the “Revolver”), which provides for a maximum borrowing capacity of $65 million. Management believes the Company’s liquidity and capital resources are sufficient to meet its working capital, capital expenditure and other anticipated cash requirements over the next twelve months and may be available for use in acquisitions.

     Net cash provided by operating activities in 2002 was $5.9 million as compared to net cash provided of $9.2 million in the previous year. This decrease was primarily attributable to an increased investment in working capital of approximately $1.1 million versus the prior year, decreased net income of $1.7 million and a reduction in the amount of tax benefit from the exercise of stock options. The increased investment in working capital was primarily due to a $3.6 million decrease in accounts receivable in 2002 compared with a $526,000 increase in 2001, a $2.5 million increase in inventory in 2002, compared with a decrease of approximately $200,000 in the prior year and a decrease in other assets of $0.1 million in 2002 versus a decrease of $3.4 million in the first quarter of 2001. The receivable decrease was due to the significant sales recorded at the end of 2001, combined with collections of receivables that were acquired from Intergen at the date of acquisition. The inventory build-up was primarily due to the reduced sales levels in the Therapeutics segment.

     Net cash used in investing activities in 2002 was $2.6 million, compared with $1.6 million in the first quarter of 2001. Capital expenditures for the first quarter of 2002 consisted primarily of the following items: i) completion of the buildout of the expanded monoclonal manufacturing facility in Scotland and ii) construction of the Company’s expanded protein fractionation facility in Toronto. The Company anticipates capital expenditures for the remainder of the year to total approximately $11 million to $13 million. The most significant expenditure anticipated for the remainder of 2002 is the implementation of an ERP system with the majority of the costs to be incurred over the next two quarters.

     Net cash used in financing activities in 2002 was $0.3 million, compared with net cash provided of $4.4 million in 2001. Financing activities in the first quarter of 2002 consisted of the repayment of borrowings on a note payable and certain capital lease obligations, the repurchase of 20,000 shares of Common stock in a private transaction with a Director of the Company, offset by proceeds from the exercise of stock options.

     As of March 31, 2002, the Company had outstanding debt of approximately $3.9 million consisting of a note payable to a supplier which was acquired through the Intergen acquisition, as well as certain capital lease obligations. The note payable bears interest at a rate of 7%, requires monthly payments of principal, and will be paid in full no later than March 2003.

     On April 25, 2002, the Company closed on its amended Revolver that was scheduled to mature in September 2002. The amount available under the facility has been reduced from $75 million to $65 million.

The Revolver is payable in full on April 25, 2005 and bears interest at either a floating rate or a Eurodollar interest rate plus a margin that fluctuates based on the Company’s leverage ratio. The margin on the Eurodollar rate ranges from 1.25% to 1.75%, and the margin on the floating rate option ranges from 0% to 0.25%. There were no borrowings outstanding under the Revolver as of March 31, 2002.

     The Company has no off-balance sheet financing arrangements and has not created any special purpose entities. Additionally, the Company does not undertake any trading activities within its business with respect to non-exchange traded contracts accounted for at fair value, and has no transactions with related parties.

Critical Accounting Policies

     The consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States of America, which require management to make estimates that affect the amount of revenues, expenses, assets and liabilities reported. Following are five critical accounting matters which are both very important to the portrayal of our financial condition and results and required management’s most difficult, subjective, or complex judgments. The accounting for these matters was based on current facts and circumstances which, in management’s judgment, hold potential for change which could affect management’s future estimates. Therefore, future financial results could differ materially from current financial results based on management’s current estimates.

Revenue recognition

     The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” (“SAB 101”). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. The Company has negotiated volume pricing discounts with certain customers that provide for a discount if certain volumes of the Company’s products are purchased. The Company defers any revenue subject to refund if the volumes are met under these arrangements until such time that the Company and the customer jointly determine that the volumes required for discount will not be achieved.

   Accounts receivable

     The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by review of current credit information. The Company monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified.

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

   Valuation of goodwill and other intangible assets

     The Company periodically evaluates its goodwill and intangibles for potential impairment whenever events or changes occur that indicate the carrying value may no longer be recoverable. Evaluations are based on estimated undiscounted future cash flows from the use and eventual disposition of the underlying assets. In the first quarter of 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). The Company will complete its initial impairment review during the second quarter of 2002 and will perform an annual review thereafter.

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

Recent Accounting Pronouncements

     SFAS No. 142 supersedes APB Opinion No. 17, “Intangible Assets.” This Standard prescribes the accounting practices for acquired goodwill and other intangible assets. Under this Standard, goodwill and indefinite lived intangibles will no longer be amortized to earnings, but instead will be reviewed periodically (at least annually) for impairment. During the first quarter of 2001, the Company recorded goodwill amortization expense totaling approximately $350,000. In accordance with the requirements of SFAS No. 142, goodwill related to the Intergen acquisition was not amortized. Effective with fiscal year 2002, goodwill is no longer amortized. However, goodwill will be tested for impairment at least annually. The Company adopted this Standard on December 31, 2001. The Company expects to complete the initial impairment analysis required under this Standard during the second quarter of 2002.

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This Standard addresses financial accounting and reporting for asset retirement costs of long-lived assets resulting from legal obligations associated with acquisition, construction or development transactions. The Company plans to adopt this in the first quarter of 2003. The adoption of this Standard is not expected to have a material impact on the Company’s financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     There have been no material changes regarding Serologicals’ market risk position from the information provided in our Annual Report on Form 10-K for the fiscal year ended December 30, 2001. The quantitative and qualitative disclosures about market risk are discussed under the caption “Market Risk” in Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Form 10-K.

PART II.

Item 1. Legal Proceedings

     The Company is involved in certain litigation arising in the ordinary course of business. In management’s opinion, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

     During 2000, twelve complaints were filed against the Company and certain of its current and former executive officers and directors which allege violations of the Securities Exchange Act of 1934, including Sections 10(b) and 20(a) thereof and Rule 10b-5 promulgated thereunder. During the third quarter of 2000, the complaints were consolidated and a lead plaintiff was named. A consolidated complaint was filed on October 10,

2000 which also seeks the court’s certification of the litigation as class action on behalf of all purchases of the Company’s stock between April 27, 1999 and April 10, 2000. On November 30, 2000, the Company and the other defendants filed a motion to dismiss the consolidated complaint. On January 17, 2001, the plaintiff filed an opposition to the motion to dismiss. On April 20, 2001, a hearing was held on the motion to dismiss. On September 5, 2001, the Court granted the motion to dismiss the complaint in its entirety with prejudice and ruled that the plaintiffs would not be allowed to amend the complaint. On September 19, 2001, the plaintiffs filed a motion to amend the judgment and/or for relief arguing that they should have been allowed to amend the complaint. The Company responded by filing a brief supporting the Court’s dismissal of the complaint. On January 17, 2002, the Court reconsidered its decision and granted plaintiffs leave to file an amended complaint. The plaintiffs filed a second amended consolidated complaint on February 12, 2002. The Company does not consider the claims of the second amended consolidated complaint to be substantially different than those of the initial consolidated complaint and, consequently, filed a motion to dismiss the second amended consolidated complaint on March 11, 2002. Although management considers all of the claims in the second amended consolidated complaint to be without merit and intends to defend the lawsuit vigorously if the Company’s motion to dismiss is denied, management is unable at this time to predict the final outcome of these claims.

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits (numbered in accordance with Item 601 of Regulation S-K):

	10.1	Fourth Amended and Restated Credit Agreement, dated as of April 25, 2002, between the Company and Bank of America, N.A., JP Morgan Chase Bank, Branch Banking and Trust Company, and PNC Bank, National Association.
	10.2	Employment Agreement between the Company and Roland Gerritsen van der Hoop, M.D., Ph.D.

b.	Reports on Form 8-K:

1)	On February 26, 2002, the Company filed a Form 8-K/A, amending the Form 8-K which was filed on December 19, 2001, to include the historical and pro forma financial information related to the acquisition of the Intergen Company required under Item 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEROLOGICALS CORPORATION (Registrant)

Date: May 14, 2002	By:	/s/ Harold W. Ingalls Harold W. Ingalls Vice President/Chief Financial Officer

/s/ Samuel R. Schwartz Samuel R. Schwartz Corporate Controller/Chief Accounting Officer