Form 10-Q
period 2002-06-30
SEROLOGICALS CORP
filed 2002-08-14
CIK 767673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-26126

SEROLOGICALS CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	58-2142225
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5655 Spalding Drive Norcross, Georgia	30092
(Address of principal executive offices)	(Zip Code)

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

Yes [X]         No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 9, 2002

Common Stock, $.01 par value per share	24,385,655

INDEX

SEROLOGICALS CORPORATION AND SUBSIDIARIES

PART I.

Item 1.	Financial Statements

	Consolidated Balance Sheets -
	June 30, 2002 (Unaudited) and December 30, 2001	3

	Unaudited Consolidated Statements of Income -
	For the three and six months ended June 30, 2002 and July 1, 2001	4

	Unaudited Consolidated Statements of Cash Flows -
	For the six months ended June 30, 2002 and July 1, 2001	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

PART II.

Item 1.	Legal Proceedings	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits and Reports on Form 8-K	25

SIGNATURES		26

PART I.

Item 1.     Financial Statements

SEROLOGICALS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,
	2002	December 30,
	(Unaudited)	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,630	$10,780
Trade accounts receivable, net	27,662	24,652
Inventories	31,868	31,595
Income tax receivable	2,358	4,201
Other current assets	7,320	4,144

Total current assets	73,838	75,372

PROPERTY AND EQUIPMENT, net	52,886	48,869

OTHER ASSETS:
Goodwill	38,616	35,360
Patents and proprietary know-how, net	11,087	11,471
Other, net	4,395	4,266

Total other assets	54,098	51,097

Total assets	$180,822	$175,338

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$495	$3,125
Accounts payable	5,613	5,955
Accrued liabilities	8,389	10,711
Deferred revenue	1,611	425

Total current liabilities	16,108	20,216

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current maturities	34	1,451
DEFERRED INCOME TAXES	1,612	858

OTHER LIABILITIES	427	338

STOCKHOLDERS’ EQUITY:
Common stock	277	275
Additional paid-in capital	117,462	114,489
Retained earnings	64,752	58,262
Accumulated other comprehensive income (loss)	497	(551)
Less: common stock held in treasury	(20,347)	(20,000)

Total stockholders’ equity	162,641	152,475

Total liabilities and stockholders’ equity	$180,822	$175,338

The accompanying notes are an integral part of these consolidated financial statements.

SEROLOGICALS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended

	June 30,	July 1,	June 30,	July 1,
	2002	2001	2002	2001

Net sales	$37,292	$27,181	$68,763	$53,639
Costs and expenses:
Cost of sales	18,672	13,744	34,660	27,530
Selling, general and administrative expenses	10,163	5,419	20,381	10,785
Research and development	1,380	353	2,376	683
Special charges, net	1,309	163	1,309	163

Operating income	5,768	7,502	10,037	14,478
Other expense, net	332	312	511	583
Interest income, net	(382)	(349)	(458)	(712)

Income before income taxes	5,818	7,539	9,984	14,607
Provision for income taxes	2,036	2,714	3,494	5,400

Net income	$3,782	$4,825	$6,490	$9,207

Net income per common share:
Basic	$0.16	$0.20	$0.27	$0.39

Diluted	$0.15	$0.20	$0.26	$0.38

Weighted average shares:
Basic	24,339,675	23,682,859	24,303,005	23,458,212

Diluted	24,921,293	24,428,283	24,872,093	24,162,441

The accompanying notes are an integral part of these consolidated financial statements.

SEROLOGICALS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended

	June 30,	July 1,
	2002	2001

Operating activities:
Net income	$6,490	$9,207
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,328	2,916
Loss on disposal of assets	—	39
Loss on impairment of long-lived assets	532	—
Tax benefit from exercise of stock options	746	2,761
Non-cash special credit	—	(762)
Deferred and other compensation	117	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	(3,010)	(4,363)
Inventories	(2,811)	436
Income tax receivable	1,843	(725)
Other assets	(3,175)	2,029
Accounts payable	(342)	(1,294)
Accrued liabilities	(3,152)	(1,069)
Deferred revenue	1,187	310
Other, net	873	(239)

Total adjustments	(3,864)	39

Net cash provided by operating activities	2,626	9,246

Investing activities:
Purchases of property and equipment	(6,406)	(2,611)
Other	(189)	—

Net cash used in investing activities	(6,595)	(2,611)

Financing activities:
Payments on long-term debt and capital leases	(3,935)	(9)
Proceeds from stock plans	2,101	9,948
Purchase of common stock	(347)	—

Net cash (used in) provided by financing activities	(2,181)	9,939

Net (decrease) increase in cash and cash equivalents	(6,150)	16,574
Cash and cash equivalents, beginning of period	10,780	22,492

Cash and cash equivalents, end of period	$4,630	$39,066

Supplemental Disclosures:
Interest paid, net of amounts capitalized	$—	$135
Income taxes paid	$2,777	$4,136
Non-Cash Investing and Financing Activities:
Contingent consideration payable	$327	$—
Stock acquired by employees in lieu of cash bonus	$212	$—

The accompanying notes are an integral part of these consolidated financial statements.

SEROLOGICALS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002
(UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

     Organization

     Serologicals Corporation (a Delaware Corporation) (together with its subsidiaries, the “Company” or “Serologicals”) is a global provider of biological products and enabling technologies to life science companies. The Company’s products are essential for the research, development and manufacturing of biologically based life science products. The Company’s products and technologies are used in a wide variety of applications within the areas of oncology, hematology, immunology, cardiology and infectious diseases, as well as in the study of molecular biology. The Company’s customers include many of the leading life science companies throughout the world.

     The Company conducts its operations in facilities located in North America and Europe. The Company operates protein fractionation facilities located in Kankakee, Illinois and Toronto, Ontario. These facilities provide a variety of proteins used in diagnostic reagents and cell culture media components for use as additives in biotech products. A number of these products, such as bovine serum albumin (“BSA”), are primarily supplied to life science companies for use in diagnostic reagents. Additionally, these facilities produce a line of highly purified animal proteins known as tissue culture media components that are used primarily by biopharmaceutical and biotechnology companies as nutrient additives in cell culture media. One example of these media components is EX-CYTE®, which is produced through a patented manufacturing process. The Company operates two monoclonal antibody manufacturing facilities in Scotland that are engaged in the development, manufacturing and sale of monoclonal antibodies and related products for use in diagnostic products such as blood typing reagents and in controls for tests used for diagnosing certain infectious diseases. The Company operates a facility in Milford, Massachusetts that includes a central product distribution facility, as well as operations related to the Company’s human-sourced polyclonal antibody business. The Company also operates research and development laboratories in the United States and Scotland. The Company conducts its therapeutic operations (or blood plasma operations) through a national network of 13 donor centers that specialize in the collection of specialty human antibodies.

     On December 13, 2001, the Company acquired Intergen Company L.P. (“Intergen”), a privately held Delaware limited partnership. The purchase price was approximately $45 million, less approximately $1.7 million representing estimated costs necessary to complete the expansion of Intergen’s manufacturing facility in Toronto, Canada. Additionally, the former partners of Intergen may earn certain additional cash consideration based on the financial performance of Intergen over a defined period of time. The purchase price and the Toronto completion costs were funded with cash on hand. The results of operations of Intergen are included in the accompanying financial statements from the date of acquisition.

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

     Earnings Per Share

     Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per share is similar to basic earnings per share, except the weighted average number of shares includes the dilutive effect of stock options, warrants and similar instruments.

     The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended

	June 30,	July 1,	June 30,	July 1,
	2002	2001	2002	2001

Basic earnings per share:
Net income	$3,782	$4,825	$6,490	$9,207
Weighted average shares of common stock outstanding	24,340	23,683	24,303	23,458

Net income per share	$0.16	$0.20	$0.27	$0.39

Diluted earnings per share:
Net income	$3,782	$4,825	$6,490	$9,207
Weighted average shares of common stock outstanding	24,340	23,683	24,303	23,458
Effect of dilutive securities:
Stock options and warrants	567	734	556	694
Common stock awards	14	11	13	10

Weighted average shares of common stock outstanding, including dilutive instruments	24,921	24,428	24,872	24,162

Net income per share	$0.15	$0.20	$0.26	$0.38

     The following shares issuable under stock option agreements were excluded from the calculation of dilutive earnings per share for the periods indicated as the option price exceeded the average market price for the Company’s stock and thus their effect would have been anti-dilutive (in thousands):

Three Months Ended		Six Months Ended

June 30,	July 1,	June 30,	July 1,
2002	2001	2002	2001

571	288	472	358

     Comprehensive Income

     The following table sets forth the calculation of comprehensive income for the periods indicated below (in thousands):

	Three Months Ended		Six Months Ended

	June 30,	July 1,	June 30,	July 1,
	2002	2001	2002	2001

Net income, as reported	$3,782	$4,825	$6,490	$9,207
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,252	139	1,048	(570)

Comprehensive income	$5,034	$4,964	$7,538	$8,637

     Recent Accounting Pronouncements

     On December 31, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142. SFAS No. 142 supersedes APB Opinion No. 17, “Intangible Assets.” This Standard prescribes the accounting practices for acquired goodwill and other intangible assets. Under this Standard, goodwill and indefinite-lived intangibles are no longer amortized to earnings, but instead are reviewed periodically (at least annually) for impairment. In accordance with the requirements of SFAS No. 142, goodwill and identifiable, indefinite-lived assets related to the Intergen acquisition are not being amortized. Effective December 31, 2001, all goodwill and other intangible assets with indefinite lives existing prior to July 1, 2001 are not being amortized. Had the non-amortization provisions for goodwill as prescribed by SFAS No. 142 been in effect in 2001, net income would have increased by approximately $225,000, or $0.01 per diluted share for the three months ended July 1, 2001, and approximately $450,000, or $0.02 per diluted share for the six months ended July 1, 2001.

     During the second quarter of 2002, in conjunction with the adoption of SFAS No. 142, the Company engaged a third party to perform an independent valuation of the fair value of the Company’s reporting units to determine whether any impairments existed as of December 31, 2001. Based on this appraisal, the Company concluded that no impairments existed as of that date, and accordingly, there was no transitional goodwill impairment charge.

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This Standard addresses financial accounting and reporting for asset retirement costs of long-lived assets resulting from legal obligations associated with acquisition, construction or development transactions. The Company plans to adopt this Standard in the first quarter of 2003. The adoption of this Standard is not expected to have a material impact on the Company’s financial position or results of operations.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Standard supersedes guidance provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. This Standard is effective for all exit or disposal activities initiated after December 31, 2002. The adoption of this Standard is not expected to have a material impact on the Company’s financial position or results of operations.

2. ACQUISITION AND SPECIAL CHARGES

     Acquisition of Intergen

     On December 13, 2001, the Company completed the acquisition of Intergen Company, L.P. and its subsidiaries. The assets, liabilities and results of operations of Intergen have been included in the Company’s consolidated financial statements since the date of acquisition. Intergen was a developer, manufacturer and supplier of a variety of biological products and technologies to the life sciences industry. Intergen’s products and technology support the development and manufacturing of biopharmaceutical products. The three primary strategic markets served by Intergen were i) biotechnology products, ii) diagnostic components, and iii) life sciences research. Intergen was headquartered in Purchase, New York, and had operations located in Gaithersburg, Maryland; Milford, Massachusetts; and Toronto, Ontario. The Intergen corporate headquarters were permanently closed during the first quarter of 2002 based on an integration plan determined at the time of acquisition. The acquisition of Intergen expands the Company’s range of products and customers within the life sciences industry, particularly within the research and pharmaceutical drug development sectors and enhanced the Company’s research and development capabilities.

     The total purchase price was approximately $45 million, less costs remaining to complete the expansion of Intergen’s manufacturing facility in Toronto, which were estimated to be approximately $1.7 million as of the acquisition date. Additionally, the Company entered into an earnout agreement with Intergen’s partners. The earnout agreement required the Company to pay additional consideration to Intergen’s partners based on a defined formula if Intergen sales exceeded $8 million during the first quarter of 2002. This provision resulted in an additional payment of approximately $327,000 that was recorded as an adjustment to goodwill on the consolidated balance sheet. This payment was made in July 2002. Also, a second component of the earnout agreement requires the Company to pay additional consideration based on a formula related to sales of certain Intergen technologies over a five year period ending December 31, 2006. Any payments made under the earnout agreement will be treated as additional consideration and accounted for as additional goodwill. No payments were earned under this component of the earnout agreement during the first six months of 2002.

     During the first six months of 2002, the Company recorded several additional purchase price adjustments to goodwill. These adjustments included additional severance costs related to the acquisition, an adjustment to the preliminary opening inventory valuation for slow moving inventory, a discount related to early payment of a supplier note payable, and an accrual for certain license agreements.

     The following table summarizes the results of Serologicals on a pro forma basis for the three and six months ended July 1, 2001 as if the acquisition of Intergen had occurred on January 1, 2001. These results do not purport to represent what the results of operations for Serologicals would actually have been or to be indicative of the future results of operations of Serologicals (in thousands, except per share amounts).

	Three Months	Six Months

Revenues	$33,688	$66,694
Net income	$4,131	$8,060
Net income per common share:
Basic	$0.17	$0.34
Diluted	$0.17	$0.33

     Special Charges

     During the second quarter of 2002, the Company completed an extensive review of its plasma operations. As a result of this review, the Company permanently closed four of its seventeen donor centers, resulting in a charge of $1.3 million. The components of the charge included approximately $179,000 related to severance payments, approximately $492,000 related to lease obligations and approximately $532,000 related to the write-off of certain long-lived assets associated with the closed centers. The remaining balance consisted of other miscellaneous costs related to the closures.

     The following table summarizes the accrual for termination benefits and other costs for the six months ended June 30, 2002 (in thousands):

		Additions to
		reserve
	Balance,	charged to	Cash		Balance,
Description	12/30/01	expense	payments	Other	6/30/02

Employee termination costs	$544	$179	$(400)	$180	$503
Relocation costs	$100	—	—	—	$100

     The remaining accrual of $603,000 is included in “Accrued liabilities” in the Consolidated Balance Sheets. As of June 30, 2002, the Company had continuing obligations under severance arrangements with 39 former employees. All of these amounts are expected to be paid in 2002.

3. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long-term debt and capital lease obligations at June 30, 2002 and December 30, 2001 consisted of the following (in thousands):

	June 30,	December 30,
	2002	2001

Revolving credit facility	$—	$—
Note payable; interest at 7% payable at maturity; maturing on March 1, 2003	—	3,752
Capital lease obligations at varying interest rates and terms, maturing in 2003	529	824

	$529	$4,576
Less: current maturities	495	3,125

	$34	$1,451

     During the second quarter of 2002, the Company prepaid a note payable to a supplier which it assumed as part of the Intergen acquisition. The Company negotiated a discount on the principal balance of approximately $112,000 to prepay the note prior to maturity. This discount was recorded as an adjustment to goodwill arising from the Intergen acquisition.

     On April 25, 2002, the Company amended its revolving credit facility (the “Revolver”) that was scheduled to expire in September 2002. The amount available under the facility has been reduced from $75 million to $65 million. The Revolver expires on April 25, 2005. Amounts outstanding under the Revolver bear interest at either a floating rate or a Eurodollar interest rate plus a margin that fluctuates based on the Company’s leverage ratio. The margin on the Eurodollar rate ranges from 1.25% to 1.75%, and the margin on the floating rate option ranges from 0% to 0.25%. The Company is required to pay a fee ranging from .3% to .5% on the unused portion of the Revolver, depending on the Company’s leverage ratio and amounts borrowed under the Revolver. The Revolver contains certain financial covenants that require the maintenance of minimum levels of cash flow coverage, minimum cash flows from domestic operations, debt to net worth, debt service coverage, and limitations on capital expenditures.

     The Company capitalizes interest on borrowings during the active construction period of major capital projects. During the three and six months ended June 30, 2002, the Company capitalized approximately $181,000 and $346,000, respectively, in connection with various projects.

4. SEGMENT INFORMATION

     Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS No. 131”), requires the reporting of information about operating segments in annual financial statements and requires selected information in interim financial reports. Beginning in 2002, for management purposes the operations of the Company’s subsidiaries are organized into three primary operating segments: Biotechnology and Molecular Biology Products (“Biotech”), Diagnostic Products and Life Science Reagents (“Diagnostics”) and Therapeutic Products (“Therapeutics”). These segments are based primarily on the differing nature of the ultimate end use of the Company’s products, the differing production, manufacturing and other value-added processes performed by the Company with respect to the products and, to a lesser extent, the differing customer bases to which each reportable segment sells its products. Prior to 2002, the Company reported only two operating segments, Therapeutics and Diagnostics. As a result of the Intergen acquisition, as well as the increased significance on the Company’s operations of its EX-CYTE® product, the Company has developed a significant portfolio of products used in applications within the biotechnology and biopharmaceutical fields. The activities of the new Biotech segment primarily include the manufacture and sale of tissue culture media components, as well as certain research products and technologies used in life sciences research and in high throughput drug screening. The following table sets forth sales and operating income information with respect to the Company’s segments (in thousands):

	Three Months Ended		Six Months Ended

	June 30,	July 1,	June 30,	July 1,
	2002	2001	2002	2001

Net sales-unaffiliated customers:
Biotechnology Products	$14,707	$5,967	$26,793	$8,334
Diagnostic Products	10,277	8,379	21,127	17,771
Therapeutic Products	12,308	12,835	20,843	27,534

Total	$37,292	$27,181	$68,763	$53,639

Segment operating income:
Biotechnology Products	$6,356	$3,107	$10,763	$4,351
Diagnostic Products	3,171	2,985	6,840	6,153
Therapeutic Products	3,061	3,723	5,019	8,487
Corporate/Other	(5,511)	(2,150)	(11,276)	(4,350)

Total	$7,077	$7,665	$11,346	$14,641

Reconciling items:
Interest (income) expense, net	$(382)	$(349)	$(458)	$(712)
Other expense, net	332	312	511	583
Special charges, net	1,309	163	1,309	163

Income before income taxes	$5,818	$7,539	$9,984	$14,607

     Segment operating income is defined as earnings before income taxes, interest, amortization, and foreign currency gains and losses and special charges. “Corporate and other” includes general corporate expenses other than those directly attributable to an operating segment. The Company had no material intersegment sales during 2002 or 2001.

5. COMMITMENTS AND CONTINGENCIES

     Litigation

     The Company is involved in certain litigation arising in the ordinary course of business. In management’s opinion, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

     During 2000, twelve complaints were filed against the Company and certain of its current and former executive officers and directors which allege violations of the Securities Exchange Act of 1934, including Sections 10(b) and 20(a) thereof and Rule 10b-5 promulgated thereunder. During the third quarter of 2000, the complaints were consolidated and a lead plaintiff was named. A consolidated complaint was filed on October 10, 2000 which also seeks the court’s certification of the litigation as class action on behalf of all purchasers of the Company’s stock between April 27, 1999 and April 10, 2000. On November 30, 2000, the Company and the other defendants filed a motion to dismiss the consolidated complaint. On January 17, 2001, the plaintiff filed an opposition to the motion to dismiss. On April 20, 2001, a hearing was held on the motion to dismiss. On September 5, 2001, the Court granted the motion to dismiss the complaint in its entirety with prejudice and ruled that the plaintiffs would not be allowed to amend the complaint. On September 19, 2001, the plaintiffs filed a motion to amend the judgment and/or for relief arguing that they should have been allowed to amend the complaint. The Company responded by filing a brief supporting the Court’s dismissal of the complaint. On January 17, 2002, the Court reconsidered its decision and granted plaintiffs leave to file an amended complaint. The plaintiffs filed a second amended consolidated complaint on February 12, 2002. The Company does not consider the claims of the second amended consolidated complaint to be substantively different than those of the initial consolidated complaint and, consequently, filed a motion to dismiss the second amended consolidated complaint on March 11, 2002. Although management considers all of the claims in the second amended consolidated complaint to be without merit and intends to defend the lawsuit vigorously if the Company’s motion to dismiss is denied, management is unable at this time to predict the final outcome of these claims.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

     This Quarterly Report on Form 10-Q contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which generally can be identified by the use of forward looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “estimate,” “plan,” “believe,” or “continue” or the negative thereof or other variations thereon or similar terminology. These forward-looking statements include, without limitation, statements regarding sales expectations for certain of the Company’s products, particularly, anti-D; the Company’s ability to meet customer demand for its products; the level of capital expenditures during 2002; the possible need to construct a second EX-CYTE® plant; the ability to reduce the backlog from the Scotland manufacturing facility; the successful installation of new fermenters during the third and fourth quarters at the Scotland manufacturing facility; the ability to absorb production from the recently closed donor centers into the remaining 13 donor centers and to increase the efficiency of the operations of the remaining donor centers; increased investment in research and development; the sufficiency of capital and liquidity to fund operations, capital expenditures, and acquisitions; and the impact on the Company’s financial position and results of operations from the adoption of recently promulgated accounting standards. These forward-looking statements are subject to certain risks, uncertainties and other factors, including the Company’s ability to attract and retain qualified donors; the Company’s ability to comply with various regulatory, customer and other standards; the impact of competition; changes in government and industry mandated regulations or customer specifications; changes in the markets or customers’ demand for the Company’s products and services; the existence of opportunities in the marketplace to leverage the Company’s strengths and relationships; the ability of the Company to commercialize successfully the Intergen products and technologies; and the ability of the Company to identify new product opportunities that it can successfully commercialize. Any one or more of these risks, uncertainties or factors could cause actual results to differ materially from the Company’s expectations. Additional information on factors that could potentially affect the Company or its financial results may be found in Part I of the Company’s Annual Report on Form 10-K for the year ended December 30, 2001.

Overview

     The Company is a global provider of biological products and enabling technologies to life science companies. The Company’s products are essential for the research, development and manufacturing of biologically based life science products. The Company’s products and technologies are used in a wide variety of applications within the areas of oncology, hematology, immunology, cardiology and infectious diseases, as well as in the study of molecular biology. The Company’s customers include many of the leading life science companies throughout the world.

     The Company conducts its operations in facilities located in North America and Europe. The Company operates protein fractionation facilities located in Kankakee, Illinois and Toronto, Ontario. These facilities provide a variety of proteins used in diagnostic reagents and cell culture media components for use as additives in biotech products. A number of these products, such as bovine serum albumin (“BSA”), are primarily supplied to life science companies for use in diagnostic reagents. Additionally, these facilities produce a line of highly purified animal proteins known as tissue culture media components that are used primarily by biopharmaceutical and biotechnology companies as nutrient additives in cell culture media. One example of these media components is EX-CYTE®, which is produced through a patented manufacturing process. The Company also operates two monoclonal antibody manufacturing facilities in Scotland that are engaged in the development, manufacturing and sale of monoclonal antibodies and related products for use in diagnostic products such as blood typing reagents and in controls for tests used for diagnosing certain infectious diseases. The Company operates a facility in Milford, Massachusetts that includes a central product distribution facility, as well as operations related to the Company’s human-sourced polyclonal antibody business. The Company also operates research and development laboratories in the United States and Scotland. The Company conducts its therapeutic operations (or blood plasma operations) through a national network of 13 donor centers that specialize in the collection of specialty human antibodies. Prior to May 17, 2002, the Company operated 17 donor centers for the collection of specialty human antibodies. As a result of an ongoing project the Company has been conducting since 2001 to evaluate all of the operational aspects of its donor center related operations, the Company announced its plans to cease collections from its centers located in Pittsburgh, Pennsylvania, Asheville, North Carolina, Atlanta, Georgia (one of two centers in Atlanta), and Tuscaloosa, Alabama. The Company recorded charges totaling $1.3 million related to the closure of these centers during the second quarter of 2002. The Company expects to absorb the production capacity from the closed donor centers through its remaining 13 centers, while reducing fixed costs related to plasma operations.

     On December 13, 2001, the Company acquired Intergen Company L.P. (“Intergen”), a privately held Delaware limited partnership. The purchase price was approximately $45 million, less approximately $1.7 million representing estimated costs to complete the expansion of Intergen’s manufacturing facility in Toronto, Canada. Additionally, the former partners of Intergen may earn certain additional cash consideration based on the financial performance of Intergen over a period of time. During the first quarter of 2002, the former Intergen partners earned additional consideration totaling approximately $327,000, based on the performance of the Company in accordance with an earnout agreement. The purchase price and the Toronto completion costs were funded with cash on hand. Also during the first quarter of 2002, the Company permanently closed the former Intergen corporate headquarters in Purchase, New York upon completing the transfer of all of the essential functions performed at that location to the Company’s corporate office.

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

     The activities of the Biotech segment primarily include the manufacture and sale of tissue culture media components, as well as certain research products and technologies used in life sciences research and in high throughput drug screening. The primary products included in this segment are EX-CYTE®, certain grades of BSA, human recombinant insulin and Amplifluor™, a patented technology used for the detection of nucleic acids amplified by polymerase chain reaction (PCR) and other techniques. The activities of the Diagnostic segment include the Company’s monoclonal antibody production facilities and certain human-sourced, polyclonal antibodies, as well as certain blood protein products manufactured at the Company’s facilities in Kankakee and Toronto. The antibodies and other proteins provided by the Diagnostic Products segment are used in diagnostic products such as blood typing reagents and diagnostic test kits and as nutrient additives in biotech products. The activities of the Therapeutics segment include the collection and sale of specialty human antibodies that are used as the active ingredients in therapeutic products for the treatment and management of various human diseases.

Results of Operations

     The following discussion and analysis of Serologicals’ financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

     The following table sets forth certain operating data of Serologicals as a percentage of net sales for the periods indicated below.

	Three Months Ended		Six Months Ended

	June 30,	July 1,	June 30,	July 1,
	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	49.9%	49.4%	49.6%	48.7%
Selling, general and administrative expenses	27.2%	19.9%	29.6%	20.1%
Research and development	3.7%	1.3%	3.5%	1.3%
Net income	10.1%	17.8%	9.4%	17.2%

Quarters Ended June 30, 2002 and July 1, 2001

NET SALES

Consolidated

     Consolidated net sales increased approximately $10.1 million, or 37%, from $27.2 million in the second quarter of 2001 to $37.3 million in the same period in 2002. The increase was primarily due to the sales contribution from Intergen and increased sales of EX-CYTE®.

Biotech Products

     Net sales of biotechnology products increased $8.7 million, or 146%, from $6.0 million in the second quarter of 2001 to $14.7 million in the same period in 2002. Sales of EX-CYTE® increased $3.3 million, or 55%, from $6.0 million in the second quarter of 2001 to $9.2 million in the same period in 2002. The growth in the EX-CYTE® product is due to continued advancement in the commercialization of the Company’s customers’ end-products by moving to later stage clinical trials and FDA drug approval. The remainder of the increase was due to the sales contribution from Intergen, including sales of human recombinant insulin and other media supplements, BSA, specialty reagents and various other products.

Diagnostic Products

     Net sales of Diagnostic Products increased approximately $1.9 million, or 23%, from $8.4 million in the second quarter of 2001 to $10.3 million in the same period in 2002. This increase was primarily due to increased sales of BSA and sales growth from other products acquired through the Intergen acquisition. BSA sales increased from $2.0 million in the second quarter of 2001 to $2.8 million in the same period in 2002. Sales of monoclonal antibodies and related products declined from $4.0 million to $3.3 million, due primarily to production capacity issues. These issues are being addressed with the addition of three new fermenters that are expected to be in production during the third and fourth quarter of this year and will expand the production capacity at the plant in Scotland. As of the end of the second quarter of 2002, there was an order backlog of approximately $750,000 at this plant. The Company expects to reduce the backlog during the second half of the year. The remainder of the sales increase was essentially due to Intergen product sales.

Therapeutic Products

     Net sales of Therapeutic Products decreased approximately $0.5 million, or 4%, from $12.8 million in the second quarter of 2001 to $12.3 million during the same period in 2002. Sales of anti-D declined $2.2 million, or 43%, compared with the prior year. The Company expects anti-D sales to be significantly lower for the full year 2002 compared with 2001, due to the uneven ordering patterns of its customers for this product. Sales of anti-hepatitis antibodies increased $3.0 million, or 73% over the prior year. The growth in demand for anti-hepatitis is largely being driven by the increasing life span for liver transplant patients, as well as other new treatment protocols for liver patients. Sales of anti-rabies declined 10% from the prior year quarter, primarily as a result of timing of customer orders and delivery requirements. In addition, the Company recorded sales in the second quarter of 2002 related to its contract with a biopharmaceutical manufacturer to provide the customer with vaccinia immune globulin plasma, which will be used in the development of a treatment for adverse reactions caused by administration of a smallpox vaccine. Revenues related to this product totaled approximately $170,000 during the quarter.

GROSS PROFIT

Consolidated

     Consolidated gross profit increased approximately $5.2 million, or 39%, from $13.4 million in the second quarter of 2001 to $18.6 million during the same period in 2002. This increase was primarily due to increased sales. Furthermore, the Company’s EX-CYTE® product, which has a higher margin than the Company’s other products, represented a higher percentage of total sales in the second quarter of 2002 compared with the same period in 2001. Gross margin increased from 49% in the second quarter of 2001 to 50% in the current period.

Biotech Products

     Gross profit from Biotech Products increased $4.3 million, or 101%, from $4.2 million in the second quarter of 2001 to $8.5 million during the same period in 2002. This increase was primarily due to the increased sales of EX-CYTE® and the addition of the former Intergen products to the Biotech sales mix. Gross margins on Biotech Products decreased from 71% in the second quarter of 2001 to 58% in the second quarter of 2002. This decrease was due to the mix of sales. In the second quarter of 2001, all sales in this segment represented sales of EX-CYTE®, while in the same period in 2002 approximately 63% of the Biotech sales were sales of EX-CYTE®. The Intergen products included in this segment are generally lower margin products than EX-CYTE®.

Diagnostic Products

     Gross profit from Diagnostic Products increased $1.0 million, or 24%, from $4.1 million in the second quarter of 2001 to $5.1 million in the second quarter of 2002. The majority of the increase was attributable to increased sales due to the Intergen acquisition. Gross margins on Diagnostic Products were 49% in both the current and prior year quarters.

Therapeutic Products

     Gross profit from Therapeutic Products decreased approximately $100,000, or 2%, from $5.1 million in the second quarter of 2001 to $5.0 million in the second quarter of 2002. Gross margins were positively impacted by significant increases in anti-hepatitis antibody sales, for which the Company achieved higher gross margins during the second quarter of 2002 than the prior year quarter. The increase in gross margin for the product resulted from contractual arrangements with a customer that provide for premium pricing adjustments for delivery of product that exceeds antibody concentration requirements as defined within the contract. This offset the decreased sales of the anti-D product, which historically has been the highest margin product in this segment. Gross margins on Therapeutic Products increased from 40% in the second quarter of 2001 to 41%

during the same period in 2002, as margin improvements in the Company’s anti-hepatitis product offset the sales decline of the relatively high margin anti-D product.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Consolidated selling, general and administrative expenses (SG&A) increased approximately $4.7 million, or 88%, in the second quarter of 2002, from $5.4 million in the second quarter of 2001 to $10.2 million in the current year. As a percentage of revenues, SG&A was 27% during the current year quarter compared with 20% in the prior year quarter, and 33% in the first quarter of 2002. Approximately $600,000 of this increase was due to external costs related to the integration of Intergen. Other significant items contributing to the increase compared with the prior year quarter included approximately $345,000 in professional fees incurred as part of a project to evaluate all aspects of the Therapeutic Products business operations, approximately $1.3 million related to the expansion of the Company’s sales and marketing organization, approximately $300,000 of increased costs due to the timing of hiring certain executives during the second half of 2001, and an increase of approximately $377,000 related to higher commercial insurance costs.

RESEARCH AND DEVELOPMENT

     Research and development expenses increased approximately $1.0 million, or 291%, from $353,000 in the second quarter of 2001 to approximately $1.4 million in the current year. As a percentage of sales, spending in this area increased from 1.3% in the second quarter of 2001 to 3.7 % during the same period in 2002. This increase is primarily due to the expansion of the Company’s research and development activities, including those acquired as a result of the Intergen acquisition. The Company expects full-year 2002 research and development expenditures to represent approximately 3.5% of sales, and that the investment in this area will increase over the next several years.

SPECIAL CHARGES

     During the second quarter of 2002, the Company recorded a charge totaling approximately $1.3 million related to the closure of four of its donor centers. The decision to close the centers resulted from an extensive evaluation of the operations of the Therapeutics Products business segment. The charge consisted of severance payments, costs associated with lease obligations at the four centers, write-offs of certain assets, including leasehold improvements and equipment, and intangible assets related to the centers, such as FDA licenses and non-compete agreements. The Company expects the closure of these centers will result in increased efficiency without affecting production capacity for the plasma collection operations.

     During the second quarter of 2001, the Company reversed approximately $762,000 of previously accrued expenses related to the cancellation of a software development contract. During the second quarter of 2001, the Company received a favorable ruling in its arbitration case with the third party vendor in which the arbitrator ruled that the Company has no further obligations to the vendor.

     Additionally, during the second quarter of 2001, the Company wrote off approximately $925,000 of external due diligence costs related to the evaluation of the potential acquisition of Intergen. At the time of the write-off, the Company did not consider the acquisition probable of being completed.

INTEREST INCOME, NET

     Net interest income increased approximately $33,000, or 10% compared with the prior year quarter. During the second quarter of 2002, the Company recorded interest income of approximately $370,000 related to interest due on outstanding tax refunds from prior years. The Company recorded the interest income upon receiving formal notification from the federal and state taxing authorities that those previously open years were now closed and the refunds would be released. The Company received these tax refunds in July 2002. Excluding the impact of this item, net interest income declined as a result of using cash on hand to complete the acquisition of Intergen, including the completion of the Toronto plant.

Six Months Ended June 30, 2002 and July 1, 2001

NET SALES

Consolidated

     Consolidated net sales increased approximately $15.1 million, or 28%, from $53.6 million in the first six months of 2001 to $68.8 million during the same period in 2002. The increase was primarily attributable to the sales growth related to the Intergen acquisition and increased sales of EX-CYTE®.

Biotech Products

     Net sales of Biotech Products increased $18.5 million, or 222%, from $8.3 million in the first six months of 2001 to $26.8 million in the first half of 2002. Sales of EX-CYTE® increased $6.8 million, or 82%, from $8.3 million in the first six months of 2001 to $15.2 million during the same period in 2002. The growth in the EX-CYTE® product is due to continued advancement in the commercialization of the Company’s customers’ end-products by moving to later stage clinical trials and FDA drug approval. The remainder of the increase was due to the sales contribution from Intergen, including sales of human recombinant insulin and other media supplements, BSA, specialty reagents and various other products.

Diagnostic Products

     Net sales of Diagnostic Products increased approximately $3.4 million, or 19%, from $17.8 million in the first six months of 2001 to $21.1 million during the same period in 2002. This increase was primarily due to increased sales of BSA and sales growth from other products acquired through the Intergen acquisition. BSA sales increased from $4.5 million in the first six months of 2001 to $6.0 million during the same period in 2002. Sales of monoclonal antibodies and related products declined from $8.5 million to $7.2 million, due primarily to production capacity issues. These issues are being addressed with the addition of three new fermenters that are expected to be in production during the third and fourth quarter of this year and will expand the production capacity at the plant in Scotland. As of the end of the second quarter of 2002, there was an order backlog of approximately $750,000 at this plant. The Company expects to reduce this backlog during the second half of the year. The remainder of the sales increase was essentially due to Intergen product sales.

Therapeutic Products

     Net sales of Therapeutic Products decreased approximately $6.7 million, or 24%, from $27.5 million in the first six months of 2001 to $20.8 million during the same period in 2002. Sales of anti-D declined $8.9 million, or 67% compared with the prior year. The Company expects anti-D sales to be significantly lower for the full year 2002 compared with full year 2001, due to the uneven ordering patterns of its customers for this product. Sales of anti-hepatitis antibodies increased $4.8 million, or 59% over the prior year. The growth in demand for anti-hepatitis is largely being driven by the increasing life span for liver transplant patients, as well as other new treatment protocols for liver patients. Sales of anti-rabies declined $1.5 million, or 32% from the prior year, primarily as a result of timing of customer orders and delivery requirements. In addition, the Company recorded sales in the first half of 2002 related to its contract with a biopharmaceutical manufacturer to provide the customer with vaccinia immune globulin plasma, which will be used in the development of a treatment of adverse reactions caused by administration of a smallpox vaccine. Revenues related to this product totaled approximately $170,000 for the six months.

GROSS PROFIT

Consolidated

     Consolidated gross profit increased approximately $8.0 million, or 31%, from $26.1 million in the first six months of 2001 to $34.1 million during the same period in 2002. This increase was primarily due to the higher sales. Furthermore, the Company’s EX-CYTE® product, which has a higher margin than the Company’s other products, represented a higher percentage of total sales in the first six months of 2002 compared with the same period in 2001. Gross margin increased from 49% in 2001 to 50% in the current year.

Biotech Products

     Gross profit from Biotech Products increased approximately $8.6 million, or 143%, from $6.0 million in the first six months of 2001 to $14.6 million during the same period in 2002. This increase was primarily due to the increased sales of EX-CYTE® and the addition of the former Intergen products to the Biotech sales mix. Gross margins on biotech products decreased from 72% during the first six months in 2001 to 55% during the same period in 2002. This decrease was due to the mix of sales. During the first six months of 2001, all sales in this segment represented sales of EX-CYTE®, while in such period in 2002 approximately 57% of the Biotech sales were sales of EX-CYTE®. The Intergen products included in this segment are generally lower margin products than EX-CYTE®.

Diagnostic Products

     Gross profit from Diagnostic Products increased approximately $1.8 million, or 21%, from $8.9 million in the first six months of 2001 to $10.7 million during the same period in 2002. The majority of the increase was attributable to increased sales due to the Intergen acquisition. Gross margins on Diagnostic Products were 51% in the first six months of 2002 compared with 50% during the same period in 2001.

Therapeutic Products

     Gross profit from Therapeutic Products decreased approximately $2.5 million, or 22%, from $11.2 million in the first six months of 2001 to $8.7 million during the same period in 2002. The decrease in gross margins is primarily due to the significantly lower sales of anti-D during the first six months of 2002, which is a relatively higher margin specialty antibody product. Gross margins were positively impacted by significant increases in anti-hepatitis antibody sales, for which the Company has achieved higher gross margins during the first half of 2002. The increase in gross margins for the product resulted from contractual arrangements with a customer that provide for premium pricing adjustments for delivery of product that exceeds antibody concentration requirements as defined within the contract. Gross margins on Therapeutic Products increased from 41% during the first six months of 2001 to 42% during the same period in 2002, as margin improvements in the Company’s anti-hepatitis product offset the sales decline of the relatively high margin anti-D product.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     SG&A increased approximately $9.6 million, or 89%, from $10.8 million in the first six months of 2001 to $20.4 million during the same period in 2002. As a percentage of revenues, SG&A expenses were 30% for the first half of 2002 compared with 20% in the prior year. Approximately $1.6 million of this increase was due to external costs related to the integration of Intergen. Other significant items contributing to the increase compared with prior year included approximately $800,000 in professional fees incurred as part of a project to evaluate all aspects of the Therapeutic Products business operations, approximately $900,000 related to operating the former Intergen corporate office during the first quarter of 2002, approximately $2.6 million related to the expansion of the Company’s sales and marketing organization, approximately $490,000 of increased costs due to the timing of hiring certain executives during the second half of 2001 and an increase of approximately $600,000 related to higher commercial insurance costs.

RESEARCH AND DEVELOPMENT

     Research and development expenses increased approximately $1.7 million, or 248%, from $683,000 in the first half of 2001 to approximately $2.4 million in the first half of the current year. As a percentage of sales, spending in this area increased from 1.3% in the first six months of 2001 to 3.5% during the same period in 2002. This increase is primarily due to the expansion of the Company’s research and development activities, including those acquired as a result of the Intergen acquisition. The Company expects full-year 2002 research and development expenditures to represent approximately 3.5% of sales, and that the investment in this area will increase over the next several years.

SPECIAL CHARGES

     During the first six months of 2002, the Company recorded a charge totaling approximately $1.3 million related to the closure of four of its donor centers. The decision to close the centers resulted from an extensive evaluation of the operations of the Therapeutics Products business segment. The charge consisted of severance payments, costs associated with lease obligations at the four centers, write-offs of certain assets, including leasehold improvements and equipment, and intangible assets related to the centers, such as FDA licenses and non-compete agreements. The Company expects that the closure of these centers will result in increased efficiency without affecting production capacity for the plasma collection operations.

     During 2001, the Company reversed approximately $762,000 of previously accrued expenses related to the cancellation of a software development contract. During the second quarter of 2001, the Company received a favorable ruling in its arbitration case related to these costs in which the arbitrator ruled that the Company had no further obligation to the vendor.

     Additionally, during the second quarter of 2001, the Company wrote off approximately $925,000 of external due diligence costs related to the evaluation of the potential acquisition of Intergen. At the time of the write-off, the Company did not consider the acquisition probable of being completed.

INTEREST INCOME, NET

     Net interest income decreased approximately $254,000, or 36%, from net interest income of approximately $712,000 during the first six months of 2001 to net interest income of approximately $458,000 during the same period in 2002. During the first six months of 2002, the Company recorded interest income of approximately $370,000 related to interest due on outstanding tax refunds from prior years. The Company recorded the interest income upon receiving formal notification from the federal and state taxing authorities that those previously open years were now closed and the refunds would be released. The Company received these tax refunds in July 2002. Excluding the impact of this item, net interest income decreased as a result of using cash on hand to complete the acquisition of Intergen, including the completion of the Toronto plant.

Liquidity and Capital Resources

     The following table sets forth certain indicators of financial condition and liquidity as of June 30, 2002 and December 30, 2001 (in thousands, except for percentages):

	June 30,	December 30,
	2002	2001

Cash and cash equivalents	$4,630	$10,780

Working capital	57,730	55,156

Total long-term debt and capital lease obligations	529	4,576

Stockholders’ equity	162,641	152,475

Total debt to equity ratio	0.3%	3.0%

     Serologicals has three principal sources of near-term liquidity: (i) existing cash and cash equivalents; (ii) cash generated by operations, and (iii) available borrowing capacity under the Revolver, which provides for maximum borrowings of $65 million. Management believes the Company’s liquidity and capital resources are sufficient to meet its working capital, capital expenditure and other anticipated cash requirements over the next twelve months and will be available for use in potential acquisitions.

     Net cash provided by operating activities in the first six months of 2002 was $2.6 million as compared to net cash provided of $9.2 million in the same period in the previous year, a net decrease of $6.6 million. Significant items contributing to the decrease were an increased investment in working capital, decreased net income of $2.7 million, and a decrease in the tax benefits associated with the exercise of stock options. The increased investment in working capital was primarily due to an increase in other assets compared with the prior year, largely due to significant increases in the cost of insurance which is primarily paid in advance, offset by the fact that the first six months of 2001 included proceeds from settlement of an insurance claim. Other working capital changes included a decrease in accounts receivable compared with the prior year, a decrease in income tax receivable, increases in inventory (due largely to the decreased therapeutic product sales), an increase in accounts payable, and an increase in deferred revenue. The Company’s overall working capital requirements have increased as a result of the Intergen acquisition.

     Net cash used in investing activities in the first six months of 2002 was $6.6 million, compared with $2.6 million in the first six months of 2001. Significant capital expenditures for the first six months of 2002 consisted primarily of the following items: i) completion of the build out of the expanded monoclonal manufacturing facility in Scotland; ii) completion of the Company’s expanded protein fractionation facility in Toronto; and iii) costs associated with the implementation of an ERP system. The Company anticipates capital expenditures for the remainder of the year to total approximately $7 million to $9 million. The most significant expenditure anticipated for the remainder of 2002 is the ERP system implementation. Additionally, the Company is continuing to plan for the potential construction of a second EX-CYTE® plant. If the Company decides to construct the plant, the Company will likely incur additional capital expenditures during the second half of this year. Over the next 12-15 months, this project would result in an estimated capital investment of $20-25 million.

     Net cash used in financing activities in the first six months of 2002 was $2.2 million, compared with net cash provided of $9.9 million during the same period in 2001. Financing activities in the first six months of 2002 consisted of the prepayment of a $3.5 million note payable to a supplier which was assumed as part of the Intergen acquisition. The Company negotiated a discount on the principal balance of approximately $112,000 to prepay the note in advance of its maturity. This discount was recorded as an adjustment to goodwill arising from the Intergen acquisition. Additional financing activities included payment of certain capital lease obligations and the repurchase of 20,000 shares of common stock in a private transaction with a Director of the Company, offset by proceeds from the exercise of stock options and the purchase of stock through other Company stock ownership plans.

     As of June 30, 2002, the Company had outstanding debt of approximately $529,000, consisting of certain capital lease obligations which mature on various dates through 2003.

     In April 2002, the Company closed on its amended Revolver that was scheduled to expire in September 2002. The amount available under the facility has been reduced from $75 million to $65 million. The Revolver expires on April 25, 2005. Amounts outstanding under the Revolver bear interest at either a floating rate or a Eurodollar interest rate plus a margin that fluctuates based on the Company’s leverage ratio. The margin on the Eurodollar rate ranges from 1.25% to 1.75%, and the margin on the floating rate option ranges from 0% to 0.25%. There were no borrowings outstanding under the Revolver as of June 30, 2002.

     The Company has no off-balance sheet financing arrangements and has not created any special purpose entities. Additionally, the Company does not engage in any trading activities within its business and has no transactions with related parties.

Critical Accounting Policies

     The consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States of America, which require management to make estimates that affect the amount of revenues, expenses, assets and liabilities reported. Five critical accounting matters that are both very important to the portrayal of our financial condition and results and required management’s most difficult, subjective, or complex judgments, are discussed below. The accounting for these matters in the accompanying financial statements was based on current facts and circumstances which, in management’s judgment, hold potential for change which could affect management’s future estimates. Therefore, future financial results could differ materially from current financial results based on management’s current estimates.

Revenue recognition

     The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” (“SAB 101”). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. The Company has negotiated volume pricing discounts with certain customers that provide for a discount if certain volumes of the Company’s products are purchased. The Company defers revenue subject to refund if the volumes are met under these arrangements until such time that the Company and the customer jointly determine that the volumes required for discount will not be achieved.

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

Inventory

     Inventories are carried at the lower of cost or market. Cost includes materials, labor and overhead. Market, with respect to all inventories, is replacement cost or net realizable value. Management frequently reviews inventory to determine the necessity of reserves for excess, obsolete or unsaleable inventory. These reviews require management to assess customer and market demand. These estimates may prove to be inaccurate, in which case the Company may have over or under stated the reserve required for excess, obsolete or unsaleable inventory.

Valuation of goodwill and other intangible assets

     The Company periodically evaluates its goodwill and intangibles for potential impairment whenever events or changes occur that indicate the carrying value may no longer be recoverable. Evaluations are based on estimated undiscounted future cash flows from the use and eventual disposition of the underlying assets. In the first quarter of 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). The Company completed its initial impairment review during the second quarter of 2002 and will perform an annual review thereafter. Based on the initial evaluation, the Company determined that no impairments existed as of December 31, 2001.

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

Recent Accounting Pronouncements

     On December 31, 2001, the Company adopted SFAS No. 142. SFAS No. 142 supersedes APB Opinion No. 17, “Intangible Assets.” This Standard prescribes the accounting practices for acquired goodwill and other intangible assets. Under this Standard, goodwill and indefinite-lived intangibles are no longer amortized to earnings, but instead are reviewed periodically (at least annually) for impairment. In accordance with the requirements of SFAS No. 142, goodwill and identifiable, indefinite-lived assets related to the Intergen acquisition are not being amortized. Effective December 31, 2001, all goodwill and other intangible assets with indefinite lives existing prior to July 1, 2001 are not being amortized. Had the non-amortization provisions for goodwill as prescribed by SFAS No. 142 been in effect in 2001, net income would have increased by approximately $225,000, or $0.01 per diluted share for the three months ended July 1, 2001, and approximately $450,000, or $0.02 per diluted share for the six months ended July 1, 2001.

     During the second quarter of 2002, in conjunction with the adoption of SFAS No. 142, the Company engaged a third party to perform an independent valuation of the fair value of the Company’s reporting units to determine whether any impairments existed as of December 31, 2001. Based on this appraisal, the Company concluded that no impairments existed as of that date.

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This Standard addresses financial accounting and reporting for asset retirement costs of long-lived assets resulting from legal obligations associated with acquisition, construction or development transactions. The Company plans to adopt this Standard in the first quarter of 2003. The adoption of this Standard is not expected to have a material impact on the Company’s financial position or results of operations.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Standard supersedes guidance provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. This Standard is effective for all exit or disposal activities initiated after December 31, 2002. The adoption of this Standard is not expected to have a material impact on the Company’s financial position or results of operations.

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

     During 2000, twelve complaints were filed against the Company and certain of its current and former executive officers and directors which allege violations of the Securities Exchange Act of 1934, including Sections 10(b) and 20(a) thereof and Rule 10b-5 promulgated thereunder. During the third quarter of 2000, the complaints were consolidated and a lead plaintiff was named. A consolidated complaint was filed on October 10, 2000 which also seeks the court’s certification of the litigation as class action on behalf of all purchasers of the Company’s stock between April 27, 1999 and April 10, 2000. On November 30, 2000, the Company and the other defendants filed a motion to dismiss the consolidated complaint. On January 17, 2001, the plaintiff filed an opposition to the motion to dismiss. On April 20, 2001, a hearing was held on the motion to dismiss. On September 5, 2001, the Court granted the motion to dismiss the complaint in its entirety with prejudice and ruled that the plaintiffs would not be allowed to amend the complaint. On September 19, 2001, the plaintiffs filed a motion to amend the judgment and/or for relief arguing that they should have been allowed to amend the complaint. The Company responded by filing a brief supporting the Court’s dismissal of the complaint. On January 17, 2002, the Court reconsidered its decision and granted plaintiffs leave to file an amended complaint. The plaintiffs filed a second amended consolidated complaint on February 12, 2002. The Company does not consider the claims of the second amended consolidated complaint to be substantially different than those of the initial consolidated complaint and, consequently, filed a motion to dismiss the second amended consolidated complaint on March 11, 2002. Although management considers all of the claims in the second amended consolidated complaint to be without merit and intends to defend the lawsuit vigorously if the Company’s motion to dismiss is denied, management is unable at this time to predict the final outcome of these claims.

Item 4. Submission of Matters to a Vote of Security Holders

     The Company held its 2002 Annual Meeting of Stockholders on May 7, 2002.

     At the Annual Meeting, Gerard M. Moufflet and Lawerence E. Tilton, were re-elected directors. The number of shares of Common Stock voted in the election of Mr. Moufflet was 21,602,963 FOR and 216,371 withheld. The number of shares of common stock voted in the election of Mr. Tilton was 21,715,153 FOR and 104,181 withheld. In addition, the following other directors continued as such after the meeting: David A. Dodd, Ralph E. Christoffersen, Ph.D., Wade Fetzer, III, Desmond H. O’Connell, Jr., Samuel A. Penninger, Jr., and George M. Shaw, M.D., Ph.D.

Item 5. Other Information

     Mr. Samuel A. Penninger, Jr., resigned from the Company's Board of Directors subsequent to the Annual Meeting for personal reasons.

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits (numbered in accordance with Item 601 of Regulation S-K):

10.1	Employment Agreement between the Company and James J. Kramer, Ph.D.

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K:

1)	On May 28, 2002, the Company filed a Current Report on Form 8-K, in which it reported under Item 5 – Other Events, the completion of the major initiatives from its ACE (Achieving Collective Excellence) Project which included the consolidation of Plasma Operations.

2)	On June 14, 2002, the Company filed a Current Report on Form 8-K, in which it reported under Item 4 – Changes in Registrant’s Certifying Accountant, that the Company’s Board of Directors adopted a resolution to dismiss the Company’s independent public accountants, Arthur Andersen LLP, and engage Deloitte & Touche LLP as the Company’s independent public accountant for the fiscal year ending December 29, 2002 effective June 12, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEROLOGICALS CORPORATION

(Registrant)

Date: August 14, 2002	By:	/s/ Harold W. Ingalls

Harold W. Ingalls
Vice President/Chief Financial Officer