Form 10-Q
period 2002-10-29
SEROLOGICALS CORP
filed 2002-11-12
CIK 767673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]       No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 8, 2002
Common Stock, $.01 par value per share	24,433,581

INDEX

SEROLOGICALS CORPORATION AND SUBSIDIARIES

PART I.

Item 1. Financial Statements

SEROLOGICALS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 29,
	2002	December 30,
	(Unaudited)	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,560	$10,780
Trade accounts receivable, net	22,895	24,652
Inventories	32,638	31,595
Income tax receivable	—	4,201
Other current assets	6,304	4,144

Total current assets	74,397	75,372

PROPERTY AND EQUIPMENT, net	54,301	48,869

OTHER ASSETS:
Goodwill	39,226	35,360
Patents and proprietary know-how, net	10,896	11,471
Other, net	4,157	4,266

Total other assets	54,279	51,097

Total assets	$182,977	$175,338

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$394	$3,125
Accounts payable	4,862	5,955
Income taxes payable	834	—
Accrued liabilities	8,113	10,711
Deferred revenue	1,081	425

Total current liabilities	15,284	20,216

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current maturities	40	1,451

DEFERRED INCOME TAXES	1,549	858

OTHER LIABILITIES	395	338

STOCKHOLDERS’ EQUITY:
Common stock	277	275
Additional paid-in capital	117,883	114,489
Retained earnings	68,045	58,262
Accumulated other comprehensive loss	(149)	(551)
Less: common stock held in treasury	(20,347)	(20,000)

Total stockholders’ equity	165,709	152,475

Total liabilities and stockholders’ equity	$182,977	$175,338

The accompanying notes are an integral part of these consolidated financial statements.

SEROLOGICALS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended

	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2002	2001	2002	2001

Net sales	$31,438	$25,876	$100,201	$79,515
Costs and expenses:
Cost of sales	16,045	14,334	50,705	41,864
Selling, general and administrative expenses	8,485	5,931	28,866	16,715
Research and development	1,555	515	3,931	1,199
Special charges, net	—	200	1,309	363

Operating income	5,353	4,896	15,390	19,374
Other expense, net	271	467	782	1,050
Interest expense (income), net	34	(296)	(424)	(1,008)

Income before income taxes	5,048	4,725	15,032	19,332
Provision for income taxes	1,767	1,701	5,261	7,101

Net income	$3,281	$3,024	$9,771	$12,231

Net income per common share:
Basic	$0.14	$0.13	$0.40	$0.52

Diluted	$0.13	$0.12	$0.39	$0.50

Weighted average shares:
Basic	24,385,579	23,967,446	24,330,530	23,628,005

Diluted	24,840,035	24,633,354	24,859,193	24,338,792

The accompanying notes are an integral part of these consolidated financial statements.

SEROLOGICALS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended

	Sept. 29,	Sept. 30,
	2002	2001

Operating activities:
Net income	$9,771	$12,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,007	4,492
Loss on disposal of assets	—	39
Loss on impairment of long-lived assets	532	—
Tax benefit from exercise of stock options	758	3,201
Non-cash special credit	—	(762)
Deferred and other compensation	179	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	1,757	(2,469)
Inventories	(4,147)	1,193
Income tax receivable	5,035	(283)
Other assets	(2,160)	2,513
Accounts payable	(1,093)	(1,173)
Accrued liabilities	(874)	(546)
Deferred revenue	656	166
Other, net	(1,693)	129

Total adjustments	(3,957)	6,500

Net cash provided by operating activities	13,728	18,731

Investing activities:
Purchases of property and equipment	(9,767)	(3,612)
Other	(263)	—

Net cash used in investing activities	(10,030)	(3,612)

Financing activities:
Payments on long-term debt and capital leases	(4,030)	(13)
Proceeds from stock plans	2,459	11,146
Purchase of common stock	(347)	—

Net cash (used in) provided by financing activities	(1,918)	11,133

Net increase in cash and cash equivalents	1,780	26,252
Cash and cash equivalents, beginning of period	10,780	22,492

Cash and cash equivalents, end of period	$12,560	$48,744

Supplemental Disclosures:
Interest paid, net of amounts capitalized	$—	$194
Income taxes paid	$3,003	$5,384
Non-Cash Investing and Financing Activities:
Stock acquired by employees in lieu of cash bonus	$212	$—

The accompanying notes are an integral part of these consolidated financial statements.

SEROLOGICALS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 29, 2002
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

     The Company conducts its operations in facilities located in North America and Europe. The Company operates protein fractionation facilities located in Kankakee, Illinois and Toronto, Ontario. These facilities provide a variety of proteins used in diagnostic reagents and cell culture media components for use as additives in biotech products. A number of these products, such as bovine serum albumin (“BSA”), are primarily supplied to life science companies for use in diagnostic reagents. Additionally, these facilities produce a line of highly purified animal proteins known as tissue culture media components that are used primarily by biopharmaceutical and biotechnology companies as nutrient additives in cell culture media. One example of these media components is EX-CYTE®, which is produced through a patented manufacturing process. The Company also operates a monoclonal antibody manufacturing facility in Scotland that is engaged in the development, manufacturing and sale of monoclonal antibodies and related products for use in diagnostic products such as blood typing reagents and in controls for tests used for diagnosing certain infectious diseases. The Company operates a facility in Milford, Massachusetts that includes a central product distribution facility, as well as operations related to the Company’s human-sourced polyclonal antibody business. The Company also operates research and development laboratories in the United States and Scotland. The Company conducts its therapeutic operations (or blood plasma operations) through a national network of 13 donor centers that specialize in the collection of specialty human antibodies.

     On December 13, 2001, the Company acquired Intergen Company L.P. (“Intergen”), a privately held Delaware limited partnership. The purchase price was approximately $45 million, less approximately $1.7 million which represented the estimated costs necessary to complete the expansion of Intergen’s manufacturing facility in Toronto, Ontario, at the date of acquisition. Additionally, the former partners of Intergen may earn certain additional cash consideration based on the financial performance of Intergen over a defined period of time. The purchase price and the Toronto completion costs were funded with cash on hand. The results of operations of Intergen are included in the accompanying financial statements from the date of acquisition.

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

     The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended

	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2002	2001	2002	2001

Basic earnings per share:
Net income	$3,281	$3,024	$9,771	$12,231
Weighted average shares of common stock outstanding	24,386	23,967	24,330	23,628

Net income per share	$0.14	$0.13	$0.40	$0.52

Diluted earnings per share:
Net income	$3,281	$3,024	$9,771	$12,231
Weighted average shares of common stock outstanding	24,386	23,967	24,330	23,628
Effect of dilutive securities:
Stock options and warrants	439	654	515	700
Common stock awards	15	12	14	11

Weighted average shares of common stock outstanding, including dilutive instruments	24,840	24,633	24,859	24,339

Net income per share	$0.13	$0.12	$0.39	$0.50

     The following shares issuable under stock option agreements were excluded from the calculation of dilutive earnings per share for the periods indicated as the option price exceeded the average market price for the Company’s stock and thus their effect would have been anti-dilutive (in thousands):

Three Months Ended		Nine Months Ended

Sept 29,	Sept. 30,	Sept. 29,	Sept. 30,
2002	2001	2002	2001

1,204	296	666	340

     Comprehensive Income

     The following table sets forth the calculation of comprehensive income for the periods indicated below (in thousands):

	Three Months Ended		Nine Months Ended

	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2002	2001	2002	2001

Net income, as reported	$3,281	$3,024	$9,771	$12,231
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(646)	340	402	(230)

Comprehensive income	$2,635	$3,364	$10,173	$12,001

     Recent Accounting Pronouncements

     On December 31, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142. SFAS No. 142 supersedes APB Opinion No. 17, “Intangible Assets.” This Standard prescribes the accounting practices for acquired goodwill and other intangible assets. Under this Standard, goodwill and indefinite-lived intangibles are no longer amortized to earnings, but instead are reviewed periodically (at least annually) for impairment. In accordance with the requirements of SFAS No. 142, goodwill and identifiable, indefinite-lived assets related to the Intergen acquisition are not being amortized. Effective December 31, 2001, all goodwill and other intangible assets with indefinite lives existing prior to July 1, 2001 are not being amortized. Had the non-amortization provisions for goodwill as prescribed by SFAS No. 142 been in effect in 2001, net income would have increased by approximately $225,000, or $0.01 per diluted share for the three months ended September 30, 2001, and approximately $675,000, or $0.03 per diluted share for the nine months ended September 30, 2001.

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

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Standard supersedes guidance provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that costs associated with exit or disposal activities be recognized at fair value when they are incurred rather than at the date of a commitment to an exit or disposal plan. This Standard is effective for all exit or disposal activities initiated after December 31, 2002.

2.	INVENTORIES

     The components of inventories are stated as follows:

	September 29,	December 30,
	2002	2001

Raw materials	$4,807	$4,999
Work in process	4,497	4,302
Finished goods	23,334	22,294

Total	$32,638	$31,595

     Inventories are carried at the lower of cost or market. Cost includes materials, labor and overhead. Market, with respect to all inventories, is replacement cost or net realizable value.

3.	ACQUISITION AND SPECIAL CHARGES

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

     The total purchase price was approximately $45 million, less approximately $1.7 million representing estimated costs to complete the expansion of Intergen’s manufacturing facility in Toronto. To date, the Company has actually incurred approximately $2.8 million related to this expansion. Additionally, the Company entered into an earnout agreement with Intergen’s partners. The earnout agreement required the Company to pay additional consideration to Intergen’s partners based on a defined formula if Intergen sales exceeded $8 million during the first quarter of 2002. This provision resulted in an additional payment of approximately $327,000 that was recorded as an adjustment to goodwill on the consolidated balance sheet. This payment was made in July 2002. Also, a second component of the earnout agreement requires the Company to pay additional consideration based on a formula related to sales of certain Intergen technologies over a five year period ending December 31, 2006. Any payments made under the earnout agreement will be treated as additional consideration and accounted for as additional goodwill. No payments were made under this component of the earnout agreement during the first nine months of 2002.

     During the first nine months of 2002, the Company recorded several additional purchase price adjustments to goodwill. These adjustments included additional severance costs related to the acquisition, adjustments to the preliminary opening inventory valuation for slow moving inventory, a discount related to early payment of a supplier note payable and an accrual for certain license agreements.

     The following table summarizes the results of Serologicals on a pro forma basis for the three and nine months ended September 30, 2001 as if the acquisition of Intergen had occurred on January 1, 2001. These results do not purport to represent what the results of operations for Serologicals would actually have been or to be indicative of the future results of operations of Serologicals (in thousands, except per share amounts).

	Three Months	Nine Months

Revenues	$34,731	$101,425
Net income	$3,094	$11,153
Net income per common share:
Basic	$0.13	$0.47
Diluted	$0.13	$0.46

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

     The following table summarizes the accrual for termination benefits and other costs for the nine months ended September 29, 2002 (in thousands):

Description	Balance, 12/30/01	Additions to reserve charged to expense	Cash payments	Other	Balance, 9/29/02

Employee termination costs	$544	$179	$(669)	$180	$234
Relocation costs	$100	—	(50)	(50)	$—

     The remaining accrual of $234,000 is included in “Accrued liabilities” in the Consolidated Balance Sheets. As of September 29, 2002, the Company had continuing obligations under severance arrangements with nine former employees. All of these amounts are expected to be paid in 2002.

4.	LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long-term debt and capital lease obligations at September 29, 2002 and December 30, 2001 consisted of the following (in thousands):

	September 29,	December 30,
	2002	2001

Revolving credit facility	$—	$—
Note payable; interest at 7% payable at maturity; maturing on March 1, 2003	—	3,752
Capital lease obligations at varying interest rates and terms, maturing in 2003	434	824

	$434	$4,576
Less: current maturities	394	3,125

	$40	$1,451

     During the second quarter of 2002, the Company prepaid a note payable to a supplier which it assumed as part of the Intergen acquisition at a $112,000 discount. This discount was recorded as an adjustment to goodwill arising from the Intergen acquisition.

     On April 25, 2002, the Company amended its revolving credit facility (the “Revolver”) that was scheduled to expire in September 2002. The amount available under the facility has been reduced from $75 million to $65 million. The Revolver expires on April 25, 2005. Amounts outstanding under the Revolver bear interest at either a floating rate or a Eurodollar interest rate plus a margin that fluctuates based on the Company’s leverage ratio. The margin on the Eurodollar rate ranges from 1.25% to 1.75%, and the margin on the floating rate option ranges from 0% to 0.25%. The Company is required to pay a fee ranging from .3% to .5% on the unused portion of the Revolver, depending on the Company’s leverage ratio and amounts borrowed under the Revolver. The Revolver contains certain financial covenants that require the maintenance of minimum levels of cash flow coverage, minimum cash flows from domestic operations, debt to net worth, debt service coverage, and limitations on capital expenditures and common stock repurchases.

     The Company capitalizes interest on borrowings during the active construction period of major capital projects. During the three and nine months ended September 29, 2002, the Company capitalized approximately $78,000 and $424,000, respectively, in connection with various projects.

5.	SEGMENT INFORMATION

     Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS No. 131”), requires the reporting of information about operating segments in annual financial statements and requires selected information in interim financial reports. Beginning in 2002, for management purposes the operations of the Company’s subsidiaries were organized into three primary operating segments: Biotechnology and Molecular Biology Products (“Biotech”), Diagnostic Products and Life Science Reagents (“Diagnostics”) and Therapeutic Products (“Therapeutics”). These segments are based primarily on the differing nature of the ultimate end use of the Company’s products, the differing production, manufacturing and other value-added processes performed by the Company with respect to the products and, to a lesser extent, the differing customer bases to which each reportable segment sells its products. Prior to 2002, the Company reported only two operating segments, Therapeutics and Diagnostics. As a result of the Intergen acquisition, as well as the increased significance on the Company’s operations of its EX-CYTE® product, the Company has developed a significant portfolio of products used in applications within the biotechnology and biopharmaceutical fields. The activities of the new Biotech segment primarily include the manufacture and sale of tissue culture media components, as well as certain research products and technologies used in life sciences research and in high-throughput drug screening. The following table sets forth sales and operating income information with respect to the Company’s segments (in thousands):

	Three Months Ended		Nine Months Ended

	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2002	2001	2002	2001

Net sales-unaffiliated customers:
Biotechnology Products	$13,481	$4,030	$40,274	$12,363
Diagnostic Products	10,245	7,797	31,372	25,569
Therapeutic Products	7,712	14,049	28,555	41,583

Total	$31,438	$25,876	$100,201	$79,515

Segment operating income:
Biotechnology Products	$5,604	$1,951	$16,367	$6,252
Diagnostic Products	3,434	1,998	10,276	8,201
Therapeutic Products	965	3,290	5,983	11,777

Corporate/Other	(4,650)	(2,143)	(15,927)	(6,493)

Total	5,353	5,096	16,699	19,737

Reconciling items:
Interest expense (income), net	34	(296)	(424)	(1,008)
Other expense, net	271	467	782	1,050
Special charges, net	—	200	1,309	363

Income before income taxes	$5,048	$4,725	$15,032	$19,332

     Segment operating income is defined as earnings before income taxes, interest, amortization, and foreign currency gains and losses and special charges. “Corporate and other” includes general corporate expenses other than those directly attributable to an operating segment. The Company had no material intersegment sales during 2002 or 2001.

6.	COMMITMENTS AND CONTINGENCIES

     Litigation

     The Company is involved in certain litigation arising in the ordinary course of business. In management’s opinion, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

     During 2000, twelve complaints were filed against the Company and certain of its current and former executive officers and directors which allege violations of the Securities Exchange Act of 1934, including Sections 10(b) and 20(a) thereof and Rule 10b-5 promulgated thereunder. During the third quarter of 2000, the complaints were consolidated and a lead plaintiff was named. A consolidated complaint was filed on October 10, 2000 which also seeks the court’s certification of the litigation as a class action on behalf of all purchasers of the Company’s stock between April 27, 1999 and April 10, 2000. On November 30, 2000, the Company and the other defendants filed a motion to dismiss the consolidated complaint. On January 17, 2001, the plaintiff filed an opposition to the motion to dismiss. On April 20, 2001, a hearing was held on the motion to dismiss. On September 5, 2001, the Court granted the motion to dismiss the complaint in its entirety with prejudice and ruled that the plaintiffs would not be allowed to amend the complaint. On September 19, 2001, the plaintiffs filed a motion to amend the judgment and/or for relief arguing that they should have been allowed to amend the complaint. The Company responded by filing a brief supporting the Court’s dismissal of the complaint. On January 17, 2002, the Court reconsidered its decision and granted plaintiffs leave to file an amended complaint. The plaintiffs filed a second amended consolidated complaint on February 12, 2002. The Company does not consider the claims of the second amended consolidated complaint to be substantively different than those of the initial consolidated complaint and, consequently, filed a motion to dismiss the second amended consolidated complaint on March 11, 2002. Although management considers all of the claims in the second amended consolidated complaint to be without merit and intends to defend the lawsuit vigorously if the Company’s motion to dismiss is denied, management is unable at this time to predict the final outcome of these claims.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

     This Quarterly Report on Form 10-Q contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which generally can be identified by the use of forward looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “estimate,” “plan,” “believe,” or “continue” or the negative thereof or other variations thereon or similar terminology. These forward-looking statements include, without limitation, statements regarding sales expectations for certain of the Company’s products, particularly, anti-D and Vaccinia; the impact on gross margins resulting from increased production of Vaccinia; the Company’s ability to meet customer demand for its products; the level of capital expenditures during 2002; the expected costs of a new EX-CYTE® plant and the timing of when such costs will be incurred; the ability to reduce the backlog from the Scotland manufacturing facility; the successful installation of new fermenters during the next several quarters at the Scotland manufacturing facility; the ability to absorb production from the recently closed donor centers into the remaining 13 donor centers and to increase the efficiency of the operations of the remaining donor centers; increased investment in research and development; the sufficiency of capital and liquidity to fund operations, capital expenditures, and acquisitions; the possible repurchase of up to 2,000,000 shares of the Company’s common stock; and the impact on the Company’s financial position and results of operations from the adoption of recently promulgated accounting standards. These forward-looking statements are subject to certain risks, uncertainties and other factors, including the Company’s ability to attract and retain qualified donors; the Company’s ability to comply with various regulatory, customer and other standards; the impact of competition; changes in government and industry mandated regulations or customer specifications; the ability of the Company to successfully implement the SAP system in a timely fashion; the successful validation of the Company’s products manufactured at its Toronto plant; changes in the markets or customers’ demand for the Company’s products and services; the existence of opportunities in the marketplace to leverage the Company’s strengths and relationships; the ability of the Company to commercialize successfully the Intergen products and technologies; and the ability of the Company to identify new product opportunities that it can successfully commercialize. Any one or more of these risks, uncertainties or factors could cause actual results to differ materially from the Company’s expectations. Additional information on factors that could potentially affect the Company or its financial results may be found in Part I of the Company’s Annual Report on Form 10-K for the year ended December 30, 2001.

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

     The Company conducts its operations in facilities located in North America and Europe. The Company operates protein fractionation facilities located in Kankakee, Illinois and Toronto, Ontario. These facilities provide a variety of proteins used in diagnostic reagents and cell culture media components for use as additives in biotech products. A number of these products, such as bovine serum albumin (“BSA”), are primarily supplied to life science companies for use in diagnostic reagents and, in certain cases, for therapeutic applications. Additionally, these facilities produce a line of highly purified animal proteins known as tissue culture media components that are used primarily by biopharmaceutical and biotechnology companies as nutrient additives in cell culture media. One example of these media components is EX-CYTE®, which is produced through a patented manufacturing process. The Company also operates a monoclonal antibody manufacturing facility in Scotland that is engaged in the development, manufacturing and sale of monoclonal antibodies and related products for use in diagnostic products such as blood typing reagents and in controls for tests used for diagnosing certain infectious diseases. The Company operates a facility in Milford, Massachusetts that includes a central product distribution facility, as well as operations related to the Company’s human-sourced polyclonal antibody business. The Company also operates research and development laboratories in the United States and Scotland. The Company conducts its therapeutic operations (or blood plasma operations) through a national network of 13 donor centers that specialize in the collection of specialty human antibodies. As a result of an evaluation of the operational aspects of its donor center related operations, the Company announced the closure of four centers located in Pittsburgh, Pennsylvania; Asheville, North Carolina; Atlanta, Georgia (one of two centers in Atlanta); and Tuscaloosa, Alabama. The Company recorded charges totaling $1.3 million related to the closure of these centers during the second quarter of 2002. Prior to the closings the Company operated 17 donor centers.

     In August 2002, the Company entered into a multi-year agreement with Cangene Corporation to provide hyper immune plasma for use in the manufacturing of Vaccinia immune globulin (VIG), which is used in treating and preventing severe reactions that may be brought on by the administration of the smallpox vaccine. All of the Company’s specialty plasma collection centers are participating in this program, which collects plasma from re-vaccinated donors in order to manufacture the globulin, which is the only product that can be used to treat the complications from the smallpox vaccine.

     On December 13, 2001, the Company acquired Intergen Company L.P. (“Intergen”), a privately held Delaware limited partnership. The purchase price was approximately $45 million, less approximately $1.7 million which represented the estimated costs necessary to complete the expansion of Intergen’s manufacturing facility in Toronto, Ontario, at the date of acquisition. Additionally, the former partners of Intergen may earn certain additional cash consideration based on the financial performance of Intergen over a defined period of time. During the first quarter of 2002, the former Intergen partners earned additional consideration totaling approximately $327,000, based on the performance of the Company in accordance with an earnout agreement. The purchase price and the Toronto completion costs were funded with cash on hand. Also during the first quarter of 2002, the Company permanently closed the former Intergen corporate headquarters in Purchase, New York upon completing the transfer of all of the essential functions performed at that location to the Company’s corporate office.

     Beginning in 2002, for management purposes the operations of the Company’s subsidiaries were organized into three primary operating segments: Biotechnology and Molecular Biology Products (“Biotech”), Diagnostic Products and Life Science Reagents (“Diagnostics”) and Therapeutic Products (“Therapeutics”). These segments are based primarily on the differing nature of the ultimate end use of the Company’s products, the differing production, manufacturing and other value-added processes performed by the Company with respect to the products and, to a lesser extent, the differing customer bases to which each reportable segment sells its products. Prior to 2002, the Company reported only two operating segments, Therapeutics and Diagnostics. All of the comparisons discussed below reflect the restatement of the prior year segments so that they are consistent with the current year presentation.

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

     The following table sets forth certain operating data of Serologicals as a percentage of net sales for the periods indicated below.

	Three Months Ended		Nine Months Ended

	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	49.0%	44.6%	49.4%	47.4%
Selling, general and administrative expenses	27.0%	22.9%	28.8%	21.0%
Research and development	4.9%	2.0%	3.9%	1.5%
Net income	10.4%	11.7%	9.8%	15.4%

Quarters Ended September 29, 2002 and September 30, 2001

NET SALES

Consolidated

     Consolidated net sales increased approximately $5.5 million, or 21%, from $25.9 million in the third quarter of 2001 to $31.4 million in the same period in 2002. The increase was primarily due to the sales contribution from Intergen and increased sales of EX-CYTE®, which offset a significant decrease in sales of Therapeutic products.

Biotech Products

     Net sales of Biotechnology products increased $9.5 million, or 235%, from $4.0 million in the third quarter of 2001 to $13.5 million in the same period in 2002. Sales of EX-CYTE® increased $4.3 million, or 106%, from $4.0 million in the third quarter of 2001 to $8.3 million in the same period in 2002. The growth in the EX-CYTE® product is due to continued advancement in the commercialization of the Company’s customers’ end-products by moving to later stage clinical trials and FDA drug approval. The remainder of the increase was due to the sales contribution from Intergen, including sales of human recombinant insulin and other media supplements, BSA, specialty reagents and various other products.

Diagnostic Products

     Net sales of Diagnostic Products increased approximately $2.4 million, or 31%, from $7.8 million in the third quarter of 2001 to $10.2 million in the same period in 2002. This increase was primarily due to increased sales of BSA and sales growth from other products acquired through the Intergen acquisition. BSA sales increased from $2.1 million in the third quarter of 2001 to $3.6 million in the same period in 2002. Sales of monoclonal antibodies and related products declined from $3.8 million to $3.5 million, due primarily to production capacity issues. These issues are being addressed with the addition of three new fermenters that are expected to be placed into production during the fourth quarter of this year and the first quarter of 2003, and will expand the fermentation and filtration capability at the plant in Scotland. As of the end of the third quarter of 2002, there was an order backlog of over $700,000 at this plant. The Company expects to continue reducing the backlog during the remainder of 2002 and into early 2003. The remainder of the sales increase was due to Intergen product sales.

Therapeutic Products

     Net sales of Therapeutic Products decreased approximately $6.3 million, or 45%, from $14.0 million in the third quarter of 2001 to $7.7 million during the same period in 2002. Sales of anti-D declined $4.9 million, or 73%, compared with the prior year. The Company expects anti-D sales to be significantly lower for the full year 2002 compared with 2001, due to the uneven ordering patterns of its customers for this product. Sales of anti-hepatitis antibodies decreased $2.3 million, or 48% from the prior year. Demand for anti-hepatitis has started to significantly soften as well, as our customers have indicated that they have sufficient inventories to meet their current manufacturing requirements. Sales of anti-rabies declined 34% from the prior year quarter, primarily as a result of timing of customer orders and delivery requirements. Sales of the recently launched Vaccinia product totaled approximately $2.0 million during the third quarter of 2002. The Company is continuing to ramp-up this program and expects collections and sales of this product to increase significantly over the next several quarters.

GROSS PROFIT

Consolidated

     Consolidated gross profit increased approximately $3.9 million, or 33%, from $11.5 million in the third quarter of 2001 to $15.4 million during the same period in 2002. This increase was primarily due to increased sales. Furthermore, the Company’s EX-CYTE® product, which has a higher margin than the Company’s other products, represented a higher percentage of total sales in the third quarter of 2002 compared with the same period in 2001. Gross margin increased from 45% in the third quarter of 2001 to 49% in the current period.

Biotech Products

     Gross profit from Biotech Products increased $4.7 million, or 160%, from $3.0 million in the third quarter of 2001 to $7.7 million during the same period in 2002. This increase was primarily due to the increased sales of EX-CYTE® and the addition of the former Intergen products to the Biotech sales mix. Gross margins on Biotech Products decreased from 74% in the third quarter of 2001 to 57% in the third quarter of 2002. This decrease was due to the mix of sales. In the third quarter of 2001, all sales in this segment represented sales of EX-CYTE®, while in the same period in 2002 approximately 62% of the Biotech sales were sales of EX-CYTE®. The Intergen products included in this segment are generally lower margin products than EX-CYTE®.

Diagnostic Products

     Gross profit from Diagnostic Products increased $1.5 million, or 44%, from $3.4 million in the third quarter of 2001 to $4.9 million in the third quarter of 2002. The majority of the increase was attributable to increased sales due to the Intergen acquisition. Gross margins on Diagnostic Products increased from 44% in the third quarter of 2001 to 48% in the third quarter of 2002 due primarily to margin improvements related to sales of Intergen products.

Therapeutic Products

     Gross profit from Therapeutic Products decreased approximately $2.4 million, or 47%, from $5.2 million in the third quarter of 2001 to $2.8 million in the third quarter of 2002. Gross margins on therapeutic products decreased from 37% in the third quarter of 2001 to 36% in the current year quarter. The declines in demand for anti-D and anti-hepatitis have contributed to the decline in gross profit margins for this segment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Consolidated selling, general and administrative expenses (SG&A) increased approximately $2.6 million, or 43%, in the third quarter of 2002, from $5.9 million in the third quarter of 2001 to $8.5 million in the current year. As a percentage of revenues, SG&A was 27% during the current year quarter, compared with 23% in the prior year quarter. Approximately $400,000 of this increase was due to external costs related to the integration of Intergen. Other significant items contributing to the increase compared with the prior year quarter included approximately $930,000 related to the expansion of the Company’s sales and marketing organization, approximately $270,000 related to the hiring of certain executives during the second half of 2001, and an increase of approximately $445,000 related to higher commercial insurance costs.

RESEARCH AND DEVELOPMENT

     Research and development expenses increased approximately $1.0 million, or 202%, from $515,000 in the third quarter of 2001 to approximately $1.6 million in the current year. As a percentage of sales, spending in this area increased from 2% in the third quarter of 2001 to 4.9% during the same period in 2002. This increase is primarily due to the expansion of the Company’s research and development activities, including those acquired as a result of the Intergen acquisition. The current quarter also includes approximately $400,000 related to payments made to a third party research facility to fund start-up costs associated with projects the facility will undertake related to detailed characterization and optimization of the Company’s primary Biotech products. The Company expects full-year 2002 research and development expenditures to represent approximately 3.5% of sales, and that the investment in this area will increase over the next several years.

INTEREST EXPENSE (INCOME), NET

     Net interest expense increased approximately $331,000, or 112%, from interest income of $296,000 in the third quarter of 2001 to interest expense of $34,000 in the third quarter of 2002. This increase is due to using cash on hand to fund the acquisition of Intergen, including the completion of the Toronto plant.

Nine Months Ended September 29, 2002 and September 30, 2001

NET SALES

Consolidated

     Consolidated net sales increased approximately $20.7 million, or 26%, from $79.5 million in the first nine months of 2001 to $100.2 million during the same period in 2002. The increase was primarily attributable to the sales growth related to the Intergen acquisition and increased sales of EX-CYTE®.

Biotech Products

     Net sales of Biotech Products increased $27.9 million, or 226%, from $12.4 million in the first nine months of 2001 to $40.3 million in 2002. Sales of EX-CYTE® increased $11.1 million, or 90%, from $12.4 million in the first nine months of 2001 to $23.5 million during the same period in 2002. The growth in the EX-CYTE® product is due to continued advancement in the commercialization of the Company’s customers’ end-products by moving to later stage clinical trials and FDA drug approval. The remainder of the increase was due to the sales contribution from Intergen, including sales of human recombinant insulin and other media supplements, BSA, specialty reagents and various other products.

Diagnostic Products

     Net sales of Diagnostic Products increased approximately $5.8 million, or 23%, from $25.6 million in the first nine months of 2001 to $31.4 million during the same period in 2002. This increase was primarily due to increased sales of BSA and sales growth from other products acquired through the Intergen acquisition. BSA sales increased from $6.7 million in the first nine months of 2001 to $9.6 million during the same period in 2002. Sales of monoclonal antibodies and related products declined from $12.3 million to $10.7 million, due primarily to the production capacity issues previously discussed. The remainder of the sales increase was essentially due to Intergen product sales.

Therapeutic Products

     Net sales of Therapeutic Products decreased approximately $13.0 million, or 31%, from $41.6 million in the first nine months of 2001 to $28.6 million during the same period in 2002. Sales of anti-D declined $13.8 million, or 69% compared with the prior year. The Company expects anti-D sales to be significantly lower for the full year 2002 compared with full year 2001, due to the uneven ordering patterns of its customers for this product. Sales of anti-hepatitis antibodies increased $2.5 million, or 20% over the prior year. The sales growth in this product occurred during the first six months of the year. During the third quarter, sales declined significantly as our major customers have indicated that they have sufficient inventories to meet their current manufacturing requirements. Sales of anti-rabies declined $2.1 million, or 33% from the prior year, primarily as a result of timing of customer orders and delivery requirements. Sales of the recently launched Vaccinia product totaled approximately $2.2 million during the first nine months of 2002, with most of the sales occurring during the third quarter.

GROSS PROFIT

Consolidated

     Consolidated gross profit increased approximately $11.8 million, or 32%, from $37.7 million in the first nine months of 2001 to $49.5 million during the same period in 2002. This increase was primarily due to increased sales. Furthermore, the Company’s EX-CYTE® product, which has a higher margin than the Company’s other products, represented a higher percentage of total sales in the first nine months of 2002 compared with the same period in 2001. Gross margin increased slightly from 47% in the prior year to 49% in the current year.

Biotech Products

     Gross profit from Biotech Products increased approximately $13.4 million, or 149%, from $9.0 million in the first nine months of 2001 to $22.4 million during the same period in 2002. This increase was primarily due to the increased sales of EX-CYTE® and the addition of the former Intergen products to the Biotech sales mix. Gross margins on biotech products decreased from 73% during the first nine months of 2001 to 56% during the same period in 2002. This decrease was due to the mix of sales. During the first nine months of 2001, all sales in this segment represented sales of EX-CYTE®, while in such period in 2002 approximately 58% of the Biotech sales were sales of EX-CYTE®. The Intergen products included in this segment are generally lower margin products than EX-CYTE®.

Diagnostic Products

     Gross profit from Diagnostic Products increased approximately $3.0 million, or 24%, from $12.7 million in the first nine months of 2001 to $15.7 million during the same period in 2002. The majority of the increase was attributable to increased sales due to the Intergen acquisition. During the first nine months of 2002, gross margins on Diagnostic Products were 50%, compared with 49% in the same period in 2001.

Therapeutic Products

     Gross profit from Therapeutic Products decreased approximately $4.6 million, or 29%, from $16.0 million in the first nine months of 2001 to $11.4 million during the same period in 2002. The decrease in gross margins is primarily due to the significantly lower sales of anti-D during the first nine months of 2002, which is a relatively higher margin specialty antibody product. Gross margins were positively impacted by increases in anti-hepatitis antibody sales, for which the Company has achieved higher gross margins during the first three quarters of 2002. The increase in gross margins for the anti-hepatitis product resulted from contractual arrangements with a customer that provide for premium pricing adjustments for delivery of product that exceeds antibody concentration requirements as defined within the contract. Gross margins on Therapeutic Products increased from 39% during the first nine months of 2001 to 40% during the same period in 2002, as margin improvements in the Company’s anti-hepatitis product offset the sales decline of the relatively high margin anti-D product.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     SG&A increased approximately $12.2 million, or 73%, from $16.7 million in the first nine months of 2001 to $28.9 million during the same period in 2002. As a percentage of revenues, SG&A expenses were 29% for the first three quarters of 2002 compared with 21% in the prior year. Approximately $2.0 million of this increase was due to external costs related to the integration of Intergen. Other significant items contributing to the increase compared with prior year included approximately $800,000 in professional fees incurred as part of a project to evaluate all aspects of the Therapeutic Products business operations, approximately $900,000 related to operating the former Intergen corporate office during the first quarter of 2002, approximately $3.5 million related to the expansion of the Company’s sales and marketing organization, approximately $680,000 of increased costs due to the timing of hiring certain executives during the second half of 2001 and an increase of approximately $1.0 million related to higher commercial insurance costs.

RESEARCH AND DEVELOPMENT

     Research and development expenses increased approximately $2.7 million, or 228%, from $1.2 million in the first nine months of 2001 to approximately $3.9 million during the same period in 2002. As a percentage of sales, spending in this area increased from 1.5% in the first nine months of 2001 to 3.9% during the same period in 2002. This increase is primarily due to the expansion of the Company’s research and development activities, including those acquired as a result of the Intergen acquisition. The current year also includes approximately $550,000 related to payments made to a third party research facility to fund start-up costs associated with projects this facility will undertake related to detailed characterization and optimization of the Company’s primary Biotech products. The Company expects full-year 2002 research and development expenditures to represent approximately 3.5% of sales, and that the investment in this area will increase over the next several years.

SPECIAL CHARGES

     During the first nine months of 2002, the Company recorded a charge totaling approximately $1.3 million related to the closure of four of its donor centers. The decision to close the centers resulted from an extensive evaluation of the operations of the Therapeutics Products business segment. The charge consisted of severance payments, costs associated with lease obligations at the four centers, write-offs of certain assets, including leasehold improvements and equipment, and intangible assets related to the centers, such as FDA licenses and non-compete agreements. The Company expects that the closure of these centers will result in increased efficiency without affecting production capacity for the plasma collection operations.

     During 2001, the Company recorded a charge of $200,000 representing severance costs for its former Chief Financial Officer. Additionally, the Company reversed approximately $762,000 of previously accrued expenses related to the cancellation of a software development contract. During the second quarter of 2001, the Company received a favorable ruling in its arbitration case related to these costs in which the arbitrator ruled that the Company had no further obligation to the vendor.

     Also, during the second quarter of 2001, the Company wrote off approximately $925,000 of external due diligence costs related to the evaluation of the potential acquisition of Intergen. At the time of the write-off, the Company did not consider the acquisition probable of being completed.

INTEREST INCOME, NET

     Net interest income decreased $584,000, or 58%, from net interest income of approximately $1.0 million during the first nine months of 2001 to net interest income of $424,000 during the same period in 2002. During the second quarter of 2002, the Company recorded interest income of approximately $370,000 related to interest due on outstanding tax refunds from prior years. The Company recorded the interest income upon receiving formal notification from the federal and state taxing authorities that those previously open years were now closed and the refunds would be released. The Company received these tax refunds in July 2002. Excluding the impact of this item, net interest income decreased as a result of using cash on hand to complete the acquisition of Intergen, including the completion of the Toronto plant.

Liquidity and Capital Resources

     The following table sets forth certain indicators of financial condition and liquidity as of September 29, 2002 and December 30, 2001 (in thousands, except for percentages):

	September 29,	December 30,
	2002	2001

Cash and cash equivalents	$12,560	$10,780
Working capital	59,113	55,156
Total long-term debt and capital lease obligations	434	4,576
Stockholders’ equity	165,709	152,475
Total debt to equity ratio	0.0%	3.0%

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

     Net cash provided by operating activities in the first nine months of 2002 was $13.7 million as compared to net cash provided of $18.7 million in the same period in the previous year, a net decrease of $5.0 million. Significant items contributing to the decrease were an increased investment in working capital, decreased net income of $2.5 million, and a $2.4 million decrease in the tax benefits associated with the exercise of stock options. The increased investment in working capital was primarily due to an increase in other assets compared with the prior year, largely due to significant increases in the cost of insurance which is primarily paid in advance, offset by the fact that the first nine months of 2001 included proceeds from settlement of an insurance claim. Other working capital changes included a decrease in accounts receivable compared with the prior year, a decrease in income tax receivable, increases in inventory (due largely to the decreased therapeutic product sales), an increase in accounts payable, and an increase in deferred revenue. The Company’s overall working capital requirements have increased as a result of the Intergen acquisition.

     Net cash used in investing activities in the first nine months of 2002 was $10.0 million, compared with $3.6 million in the first nine months of 2001. Significant capital expenditures for the first nine months of 2002 consisted primarily of the following items: i) completion of the build out of the expanded monoclonal manufacturing facility in Scotland; ii) completion of the Company’s expanded protein fractionation facility in Toronto; and iii) costs associated with the implementation of an ERP system. The Company anticipates capital expenditures for the remainder of the year to total approximately $2 million to $3 million. The most significant expenditure anticipated for the remainder of 2002 is the ERP system implementation. During the third quarter of 2002, the Company’s Board of Directors approved a project to construct a second EX-CYTE® plant. The total cost of the project is estimated to be $28 million. Certain costs associated with design and land acquisition are expected to be incurred during the remainder of 2002, however the majority of the costs will be incurred during 2003.

     Net cash used in financing activities in the first nine months of 2002 was $1.9 million, compared with net cash provided of $11.1 million during the same period in 2001. Financing activities in the first nine months of 2002 consisted of the prepayment of a $3.5 million note payable to a supplier which was assumed as part of the Intergen acquisition. The Company negotiated a discount on the principal balance of approximately $112,000 to prepay the note in advance of its maturity. This discount was recorded as an adjustment to goodwill arising from the Intergen acquisition. Additional financing activities included payment of certain capital lease obligations and the repurchase of 20,000 shares of common stock in a private transaction with a Director of the Company, offset by proceeds from the exercise of stock options and the purchase of stock through other Company stock ownership plans.

     In October 2002, the Company’s Board of Directors authorized a program to repurchase up to 2,000,000 shares of its outstanding common stock between now and December 31, 2004. The repurchases will be made from time to time in the open market, in block trades or in private transactions, subject to price, market and general business conditions. The purchases will be made using the Company’s available cash. There is no assurance as to whether or when repurchases may occur or as to the total number of shares that may be repurchased. The Company’s credit facility limits the Company’s ability to repurchase shares of its common stock. Under the credit facility, the Company may not expend more than $5 million to repurchase its common stock in any fiscal year. Furthermore, it must be in compliance with certain financial covenants when it repurchases shares of its common stock. The Company intends to seek an amendment to its credit facility that would permit it to expend more than $5 million to repurchase shares of its common stock in a fiscal year.

     In April 2002, the Company closed on its amended Revolver that was scheduled to expire in September 2002. The amount available under the facility has been reduced from $75 million to $65 million. The Revolver expires on April 25, 2005. Amounts outstanding under the Revolver bear interest at either a floating rate or a Eurodollar interest rate plus a margin that fluctuates based on the Company’s leverage ratio. The margin on the Eurodollar rate ranges from 1.25% to 1.75%, and the margin on the floating rate option ranges from 0% to 0.25%. There were no borrowings outstanding under the Revolver as of September 29, 2002.

     As of September 29, 2002, the Company had outstanding debt of approximately $434,000, consisting of certain capital lease obligations which mature on various dates through 2003.

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

Revenue recognition

     The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” (“SAB 101”). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. The Company has negotiated volume pricing discounts with certain customers that provide for a discount if certain volumes of the Company’s products are purchased. The Company defers revenue subject to refund if the volumes are met under these arrangements until such time that the Company and the customer jointly determine that the volumes required for discount will not be achieved.

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

Recent Accounting Pronouncements

     On December 31, 2001, the Company adopted SFAS No. 142. SFAS No. 142 supersedes APB Opinion No. 17, “Intangible Assets.” This Standard prescribes the accounting practices for acquired goodwill and other intangible assets. Under this Standard, goodwill and indefinite-lived intangibles are no longer amortized to earnings, but instead are reviewed periodically (at least annually) for impairment. In accordance with the requirements of SFAS No. 142, goodwill and identifiable, indefinite-lived assets related to the Intergen acquisition are not being amortized. Effective December 31, 2001, all goodwill and other intangible assets with indefinite lives existing prior to July 1, 2001 are not being amortized. Had the non-amortization provisions for goodwill as prescribed by SFAS No. 142 been in effect in 2001, net income would have increased by approximately $225,000, or $0.01 per diluted share for the three months ended September 30, 2001, and approximately $675,000, or $0.03 per diluted share for the nine months ended September 30, 2001.

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

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Standard supersedes guidance provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that costs associated with exit or disposal activities be recognized at fair value when they are incurred rather than at the date of a commitment to an exit or disposal plan. This Standard is effective for all exit or disposal activities initiated after December 31, 2002.

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

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

     As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing of this quarterly report. This evaluation was carried out under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures are effective. There were no significant changes to the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

     Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the

SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in internal controls

     N/A

PART II.

Item 1.	Legal Proceedings

     The Company is involved in certain litigation arising in the ordinary course of business. In management’s opinion, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

     During 2000, twelve complaints were filed against the Company and certain of its current and former executive officers and directors which allege violations of the Securities Exchange Act of 1934, including Sections 10(b) and 20(a) thereof and Rule 10b-5 promulgated thereunder. During the third quarter of 2000, the complaints were consolidated and a lead plaintiff was named. A consolidated complaint was filed on October 10, 2000 which also seeks the court’s certification of the litigation as a class action on behalf of all purchasers of the Company’s stock between April 27, 1999 and April 10, 2000. On November 30, 2000, the Company and the other defendants filed a motion to dismiss the consolidated complaint. On January 17, 2001, the plaintiff filed an opposition to the motion to dismiss. On April 20, 2001, a hearing was held on the motion to dismiss. On September 5, 2001, the Court granted the motion to dismiss the complaint in its entirety with prejudice and ruled that the plaintiffs would not be allowed to amend the complaint. On September 19, 2001, the plaintiffs filed a motion to amend the judgment and/or for relief arguing that they should have been allowed to amend the complaint. The Company responded by filing a brief supporting the Court’s dismissal of the complaint. On January 17, 2002, the Court reconsidered its decision and granted plaintiffs leave to file an amended complaint. The plaintiffs filed a second amended consolidated complaint on February 12, 2002. The Company does not consider the claims of the second amended consolidated complaint to be substantially different than those of the initial consolidated complaint and, consequently, filed a motion to dismiss the second amended consolidated complaint on March 11, 2002. Although management considers all of the claims in the second amended consolidated complaint to be without merit and intends to defend the lawsuit vigorously if the Company’s motion to dismiss is denied, management is unable at this time to predict the final outcome of these claims.

Item 6.	Exhibits and Reports on Form 8-K

a.	Exhibits (numbered in accordance with Item 601 of Regulation S-K):

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K:

1)	On August 14, 2002, the Company filed a Current Report on Form 8-K, in which it reported under Item 9 – Regulation FD Disclosure, that David A. Dodd, President and Chief Executive Officer, and Harold W. Ingalls, Vice President, Finance and Chief Financial Officer, of Serologicals Corporation, voluntarily complied with the requirements of the June 27, 2002 order of the Securities and Exchange Commission that required the principal executive officer and the principal financial officer of certain publicly traded companies to file statements under oath regarding the filings of such companies pursuant to the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEROLOGICALS CORPORATION (Registrant)

Date: November 12, 2002	/s/ Harold W. Ingalls Harold W. Ingalls Vice President, Chief Financial Officer

Certification of Chief Executive Officer

I, David A. Dodd, certify that

1. I have reviewed this Quarterly Report on Form 10-Q of Serologicals Corporation;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

(c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	/s/ David A. Dodd David A. Dodd President, Chief Executive Officer and Director

Certification of Chief Financial Officer

I, Harold W. Ingalls, certify that

1. I have reviewed this Quarterly Report on Form 10-Q of Serologicals Corporation;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

(c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

/s/ Harold W. Ingalls Harold W. Ingalls Vice President, Chief Financial Officer