Form 10-K
period 2002-12-29
SEROLOGICALS CORP
filed 2003-03-26
CIK 767673

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 29, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file Number: 0-26126

SEROLOGICALS CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-2142225 (I.R.S. Employer Identification Number)

5655 Spalding Drive, Norcross, Georgia (Address of principal executive offices)	30092 (Zip Code)

(Registrant telephone number including area code) (678) 728-2000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value per share

Rights to Purchase Preferred Stock

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days.     Yes ☒  No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☒  No ☐

      The aggregate market value of the shares of common stock held by non-affiliates (based upon the closing sale price on The Nasdaq Stock Market) on June 30, 2002 was approximately $445,773,226. As of March 21, 2003, there were 24,459,746 shares of Common Stock, $0.01 par value per share, outstanding.

Documents Incorporated by Reference.

      Portions of the definitive proxy statement for the Annual Meeting of Stockholders (which will be filed pursuant to Regulation 14A within 120 days of the close of the Registrant’s fiscal year ended December 29, 2002) shall be deemed to be incorporated by reference in Part III.

PART I.
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 4A. Executive Officers and Key Employees of the Registrant
PART II.
Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III.
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Controls and Procedures
PART IV.
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
CERTIFICATION OF CHIEF FINANCIAL OFFICER
EX-2.5 SECURITY PURCHASE AGREEMENT
EX-2.6 EUROPEAN PURCHASE AGREEMENT
EX-3.1 AMENDED AND RESTATED CERTIFICATE
EX-10.4.1 FORMS OF SECOND REVISED STOCK OPTION
EX-10.4.2 FORMS OF THIRD REVISED STOCK OPTION
EX-10.7 1996 EMPLOYEE STOCK PURCHASE PLAN
EX-10.8 1996 UK SHARESAVE SCHEME
EX-10.19.1 SEVERANCE AGREEMENT
EX-10.23 EMPLOYMENT AGREEMENT
EX-10.24 GUARANTY AGREEMENT
EX-10.25 EMPLOYMENT AGREEMENT
EX-21 SUBSIDIARIES OF THE COMPANY
EX-23.1 CONSENT OF DELOITTE & TOUCHE LLP
EX-99.1 SECTION 906 CERTIFICATION OF THE CEO
EX-99.2 SECTION 906 CERTIFICATION OF THE CFO

PART I.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 about Serologicals Corporation and its subsidiaries (collectively, “Serologicals” or the “Company”) that are subject to risks and uncertainties. Statements that are not historical facts, including statements about beliefs and expectations, are forward-looking statements. Forward-looking statements may be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” or “continue” and other words of similar meaning or future or conditional verbs such as “will,” “should,” “would,” and “could”. Forward-looking statements include discussions of the Company’s expected business outlook, future operations, financial performance, pending acquisitions, financial strategies, future working capital needs and projected industry trends, as well as the Company’s strategies for growth, product development, regulatory approvals and compliance, market position and expenditures.

      Forward-looking statements are only predictions and are not guarantees of performance. Forward-looking statements are based on current expectations of future events. The forward-looking statements contained in this Annual Report on Form 10-K are based on the Company’s current views and assumptions regarding future events and operating performance. These assumptions could prove inaccurate, or unknown risks or uncertainties materialize, which could cause the Company’s actual results to differ materially from the Company’s expectations or predictions. Many of these factors are beyond the Company’s ability to control or predict.

      Factors that could cause the Company’s actual results to differ materially, include, but are not limited to, the following:

•	the Company’s ability to successfully integrate the operations of Chemicon International, Inc. (“Chemicon”) following completion of the acquisition;

•	the Company’s ability to service its substantial level of indebtedness following the Chemicon acquisition;

•	the Company’s dependence on a few major customers and suppliers and its ability to maintain favorable supplier agreements and relationships with them;

•	the effect on the Company’s results of operations of the loss of any significant customers or reduced orders from significant customers;

•	the Company’s ability to maintain and expand its customer base;

•	increased competition for donors, which may affect the Company’s ability to attract and retain qualified donors;

•	the Company’s ability to meet future customer demand for plasma products after the reduction in the number of donor centers;

•	the Company’s ability to generate sufficient cash flows or find acceptable third-party financing sources to support its internal and external growth strategies;

•	the Company’s ability to identify, finance and consummate suitable acquisitions in the future and to integrate and manage them;

•	the Company’s ability to identify new product opportunities using the Company’s technologies that can be commercialized;

•	the Company’s ability to comply with regulatory, customer and industry regulations and guidelines;

•	adoption of, or changes in, domestic and foreign laws and regulations that could affect the Company’s ability to maintain existing regulatory licenses and approvals;

•	development of new technologies that compete with, and could lessen or eliminate the need for, antibodies and other plasma-based products that use the Company’s technologies and processes;

•	the ability of the Company to fully realize the efficiencies of the Enterprise Resource Planning system that was implemented during 2002;

•	the ability of the Company to complete construction and validation of the new EX-CYTE® manufacturing facility during the first half of 2004.

•	changes in industry trends, customer specifications and demand, market demand in general and potential foreign restrictions of the importation of the Company’s products that could impact internal and external growth, earnings and market share; and

      You should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and the Company disclaims any duty to update publicly any of them in light of new information or future events.

Item 1.     Business

Overview of Operations

      Serologicals Corporation (a Delaware Corporation) is a global provider of biological products and enabling technologies to life science companies. The Company’s products are essential for the research, development and manufacturing of biologically based life science products. The Company’s products and technologies are used in a wide variety of applications within the areas of oncology, hematology, immunology, cardiology and infectious diseases, as well as in the study of molecular biology. The Company’s customers include many of the leading life science companies throughout the world.

      The Company conducts its operations in facilities located in North America and Europe. The Company operates protein fractionation facilities located in Kankakee, Illinois and Toronto, Ontario. These facilities provide a variety of proteins used in diagnostic reagents and cell culture media components for use as additives in biotech products. Additionally, these facilities produce a line of highly purified animal proteins known as tissue culture media components that are used primarily by biopharmaceutical and biotechnology companies as nutrient additives in cell culture media. The Company also operates a monoclonal antibody manufacturing facility in Scotland that is engaged in the development, manufacturing and sale of monoclonal antibodies for use in diagnostic products such as blood typing reagents and in controls for tests used for diagnosing certain infectious diseases. The Company operates a facility in Milford, Massachusetts that includes a central product distribution facility, as well as operations related to the Company’s human-sourced polyclonal antibody business and production of substrates for use in diagnostic assays. The Company also operates a research and development laboratory in Gaithersburg, Maryland. The Company operates 10 human plasma collection centers (“donor centers”) in the United States that specialize in the collection of specialty human antibodies which are used as the active ingredients in therapeutic products for the treatment and management of diseases such as Rh incompatibility in newborns, rabies, hepatitis and in diagnostic products including blood typing reagents and diagnostic test kits.

Operating Segments

      The Company’s operations are organized into three primary operating segments: Biotechnology and Molecular Biology Products (“Biotech or Biotech Products”), Diagnostic Products and Life Science Reagents (“Diagnostics or Diagnostic Products”) and Therapeutic Products (“Therapeutics or Therapeutic Products”). These segments are based primarily on the differing nature of the ultimate end use of the Company’s products, the differing production, manufacturing and other value-added processes performed by the Company with respect to the products and, to a lesser extent, the differing customer bases to which each reportable segment sells its products.

      The activities of the Biotech segment primarily include the manufacture and sale of cell culture media components, as well as certain research products and technologies used in life sciences research and in high throughput drug screening. The primary cell culture media products included in this segment are EX-CYTE®, Bovine Serum Albumin (“BSA”) and human recombinant insulin. The research products include Amplifluor™, a patented technology used for the detection of nucleic acids amplified by polymerase chain reaction (“PCR”) and other techniques. The activities of the Diagnostic segment include the Company’s monoclonal antibody production facilities and certain human-sourced, polyclonal antibodies, as well as certain blood protein products manufactured at the Company’s facilities in Kankakee and Toronto. The antibodies and other proteins reported within the Diagnostic segment are primarily used in diagnostic products such as blood typing reagents and diagnostic test kits. The activities of the Therapeutics segment include the collection and sale of specialty human antibodies that are used as the active ingredients in therapeutic products for the treatment and management of various human diseases.

Recent Events

     Donor Center Optimization

      At the beginning of 2002, the Company operated 17 donor centers. As a result of a comprehensive review of its Therapeutic operations, the Company announced during the second quarter of 2002 the closure of four centers located in Pittsburgh, Pennsylvania; Asheville, North Carolina; Atlanta, Georgia (one of two centers in Atlanta); and Tuscaloosa, Alabama. Additionally, the Company announced during the first quarter of 2003 the closure of three additional centers located in Birmingham, Alabama; Washington D.C.; and Provo, Utah. The Company expects to absorb much of the donor capacity from the Provo center into its center located in Salt Lake City, Utah. The Company believes that the capacity available through the 10 remaining centers is sufficient to meet future demand for its antibody products.

     Vaccinia Supply Agreement

      In August 2002, the Company entered into a five-year agreement with Cangene Corporation to provide hyper-immune plasma for use in the manufacturing of vaccinia immune globulin (“VIG”), which is used in treating and preventing severe reactions that may result from administration of the smallpox vaccine or from an outbreak of smallpox. The agreement provides that the Company will supply up to 60,000 liters of vaccinia antibodies during the first 18 months of the contract, and will be the exclusive provider of up to 85% of the product requirements for Cangene. The contract is tied directly to our customer’s contract with the Centers for Disease Control and Prevention (“CDC”). The ultimate quantity of VIG provided under this contract is dependent on the volume of orders provided to Cangene by the CDC. As of March 25, 2003, the Company has received orders for approximately half of the contractual volume described above. There is no guarantee that we will receive orders that will result in the production and sale of 60,000 liters, or that there will be future demand for this product.

     Chemicon Acquisition

      On February 11, 2003, the Company announced that it had entered into an agreement to acquire Chemicon International (“Chemicon”), a privately held company headquartered in Temecula, California. Chemicon is a supplier of a variety of specialty reagents, antibodies and molecular research tools to the life science industry and is primarily a supplier to the research marketplace. The purchase price is $95.0 million, less Chemicon’s outstanding debt as of the closing date. The acquisition will be financed with the proceeds from a new $100.0 million, five-year term loan. The transaction is expected to close on March 31, 2003.

Industry Overview

      The Company operates in the life sciences industry, which includes producers of among other things, blood products, diagnostics products and biopharmaceuticals. These sectors of the life science industry are focused on either diagnosing specific patient conditions, including infectious disease and blood type, or in the provision of therapeutic agents for the treatment or prevention of disease conditions. These areas can be further broken down into the following categories, which are focus areas for Serologicals:

     Life Sciences Research

      The life sciences research market consists of laboratories generally associated with universities, medical research centers, government institutions such as the National Institute for Health and other research institutions as well as biotechnology, pharmaceutical, energy, agricultural and chemical companies. Life sciences researchers require special biochemical research tools capable of performing precise functions in a given experimental procedure. Two of the principal disciplines within the life sciences research market are cellular biology and molecular biology.

      Cellular biology research involves the study of the genetic functioning and biochemical composition of cells as well as their proliferation, differentiation, growth and death. The understanding gained from such study has broad application in the field of developmental biology and is important in the study of carcinogenesis, virology, immunology, vaccine design and production and agriculture. To grow the cells required for research, researchers use cell or tissue culture media which simulate under laboratory conditions (in vitro) the environment in which cells live naturally (in vivo) and which provides nutrients required for their growth.

      Molecular biology research involves the study of the genetic information systems of living organisms. The genetic material of living organisms consists of long, double-stranded molecules of deoxyribonucleic acid (“DNA”). DNA contains the information required for the production of proteins by means of ribonucleic acid (“RNA”), a single-stranded molecule similar in composition to DNA. Proteins have many different functional properties and include antibodies, certain hormones and enzymes. Many researchers study the various steps of gene expression from DNA to RNA to protein products and the impact of these proteins on cellular function. Other researchers are interested in manipulating the DNA-RNA system in order to modify its functioning. Through techniques that are commonly termed “genetic engineering” or “gene-splicing,” a researcher can modify an organism’s naturally occurring DNA to produce a desired protein not usually produced by the organism, or to produce a naturally produced protein at an increased rate.

     Cell Culture

      There are essentially two broad categories of molecules that can be used as drugs (or more broadly as therapeutics). These are small molecule therapeutics and large molecule therapeutics. Small molecule therapeutics are chemical entities that are made through an organic or inorganic process. Chemical or pharmaceutical companies manufacture these drugs and their active ingredients in bulk. Large molecule therapeutics are of more recent origin. These are mostly protein-based therapeutics and their building blocks are amino acids. These large molecules need to be grown in living cells (such as bacteria, yeast or mammalian cells) as they cannot be synthesized chemically. One of the first large molecule drugs to be synthesized outside the body (but in living bacterial cells) was insulin, a protein made of amino acids. Another major category of protein therapeutics is monoclonal antibodies. Significant research is being done to develop antibodies that are specific to disease causing antigens in the body.

      The process for the manufacturing of large molecule therapeutics requires a number of components that are essential for the manufacturing process, including:

•	Mammalian Cell Culture: This consists of mammalian cells culled from animals such as hamsters and mice that are fused to form a hybridoma (a cell mass that has the ability to multiply indefinitely). The cell culture is specific to the therapeutic use and secretes a single type of antibody or protein into the medium in which it is grown.

•	Fermentation Tanks: These are large tanks of varying capacity (depending on the production need) within which the cell culture and the nutrients are placed and are encouraged to grow through the maintenance of optimal temperature, pressure and other conditions.

•	Media and Nutrients: This consists of supplements that the cells in the culture use to multiply rapidly. As the cells grow they secrete the antibody into the medium that is then harvested, purified and further processed.

      Within the cell culture market, there are two different types of products:

•	Biomanufacturing Cell Culture Products: These are used in the therapeutics manufacturing process and need to be included in the drug filing as they are regulated by the United States Food and Drug Administration and similar bodies in other countries.

•	Research Cell Culture Products: These products are used by researchers in the lab and not subject to the strict quality regulations of the biomanufacturing products.

      In recent years, the biopharmaceutical or biotechnology industry has seen many advances in the commercialization of protein-based therapeutic products, such as monoclonal antibodies and recombinant proteins. The Human Genome Project and other areas of research such as proteomics are expected to result in further additions to the pipeline of protein-based drugs in clinical trials. Many of these candidate protein-based therapeutics are made in cell culture, which is driving demand for cell culture media, including cell culture components. Many of these cell culture components such as EX-CYTE®, insulin, certain types of BSA and transferrin are manufactured and/or distributed by the Company and are essential to cell growth and product manufacture, leading to increased demand. While there may be an increased demand for these components, it is anticipated that there will be a shortage of manufacturing capacity to make the protein-based therapeutic products, which may limit the rate at which cell culture components can be consumed by biopharmaceutical companies or by contract manufacturing organizations that operate the cell culture facilities. Another factor that could impede the demand of these cell culture components is concern about some of these components being of animal origin, and more specifically, bovine in origin. This is as a result of concern relating to the potential for the agent causing Bovine Spongiform Encephalopathy (“BSE”) to be present in the raw materials used in the production process. (See “Government and Industry Regulation”).

     Diagnostic Blood Products

      Antibodies, both human sourced as well as those in monoclonal form, are also used in the manufacture of diagnostic products used to screen patients for prior exposure to a specific disease or to determine blood type. Polyclonal and monoclonal antibodies are used in diagnostic products such as blood typing reagents and diagnostic test kits. In addition to antibodies, there are also a variety of purified blood proteins, often from bovine source, used in the manufacture of diagnostic kits. These include proteins such as BSA, Bovine Gamma Globulin (“BGG”), thrombin, fibrinogen and cholesterol.

      The Company believes that the following factors are influencing the diagnostic blood and clinical testing industry: increased regulation and concerns relating to blood safety resulting in a broader array of antibody based diagnostic tests used to evaluate blood samples and increasing demand for more diverse diagnostic tests as the world population migration is spreading diseases, which were once confined to specific geographic areas.

     Therapeutic Blood Products

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

      The human blood products industry is generally divided into two distinct sectors. The largest sector of the industry is comprised of non-profit organizations, such as the American Red Cross and community blood banks, which supply whole blood and other transfusible products to hospitals. Conversely, the commercial sector of the industry is focused primarily on supplying source plasma, specialty and non-specialty antibodies and specialty biologic components which further process these components into therapeutic and diagnostic products.

      Therapeutic blood products include specialty antibodies and cells, as well as non-specific, or non-specialty, antibodies and source plasma. Specialty therapeutic antibodies are typically used to manufacture products for treating persons exposed to, or at risk of contracting, a specific disease. Specialty antibodies used for therapeutic purposes range from those used to treat medical indications such as tetanus and rabies, to high-end products such as anti-D, an antibody used to treat Rh incompatibility in newborns and anti-hepatitis.

      The demand for specialty therapeutic antibodies is influenced by a small number of customers. There are very few fractionators that purchase specialty antibody products to produce an end-product used in the treatment or prevention of various medical conditions. Due to the high concentration, demand for these products is extremely difficult to predict due to the uneven ordering patterns of this small group of customers. Accordingly, the Company is subject to annual and quarterly sales fluctuations for these products.

      In addition to the demand and supply factors discussed above, the industries in which the Company operates continue to experience a number of other trends. One such trend is the movement by healthcare companies towards obtaining antibodies and other biologic products and services from a fewer number of suppliers who can supply a wider array of products and services. The resulting enhanced relationships between life science companies and these suppliers have resulted in an increased tendency by some major life science companies to outsource essential complex regulatory, testing and specialized manufacturing activities. In addition, the increased regulatory environment, as well as the increasing preference of customers for value-added services, requires suppliers to have a high level of expertise and capital resources.

Operations

Biotech Products Operations

      The activities of the Biotech segment primarily include the manufacture and sale of tissue culture media components, as well as certain research products and technologies used in life sciences research and in high throughput drug screening. The primary products included in this segment are EX-CYTE®, certain grades of BSA, human recombinant insulin, apoptosis kits and Amplifluor™.

      Blood Protein Fractionation. The Company, through its manufacturing facilities in Kankakee, Illinois and Toronto, Ontario, isolates specific proteins contained primarily in animal sera or plasma through specialized manufacturing processes known as protein fractionation. The Company utilizes core technologies such as cold-solvent precipitation, including cold-ethanol precipitation (Cohn fractionation); heat shock precipitation; molecular and microporus filtration; ion-exchange chromatography; sale precipitation to isolate and purify major plasma protein classes (e.g., albumin, gamma globulin, transferrin, lipoproteins, aprotinin and clotting factors). The resulting blood protein product line is sold worldwide, primarily to biopharmaceutical companies and laboratories for use in tissue culture media in the production of genetically engineered proteins and for use in experimentation related to the drug discovery process.

      The primary raw material used in the Company’s two fractionation facilities is bovine serum. The Kankakee facility purchases its serum almost exclusively from a single abattoir located in Illinois. The Company has a long-term agreement with the supplier, pursuant to which the Company is guaranteed certain minimum levels of serum. Additionally, the contract provides the Company with certain rights in the event of a change in control of this supplier. An inability of the supplier to meet its obligations under the contract or any other material disruption in the supply of serum could have an adverse effect on the Company. The Toronto facility currently purchases its bovine serum under an annual purchase agreement from the same abattoir in Illinois and an unrelated abattoir in Calgary, Alberta.

      Molecular Biology/ Research Products. The Company manufactures a line of products for use in life sciences research and in high throughput drug screening. These products were acquired through the acquisition of Intergen in December 2001. These products can be broken down into three primary categories: 1) Detection products, 2) Cell-based research products and 3) molecular biology-based research products.

These products are manufactured and developed primarily at our facility in Gaithersburg, while some detection products are produced at our facility in Milford. The Company’s 2003 acquisition of Chemicon is expected to provide a much larger platform and customer base on which to commercialize these products.

Diagnostic Products Operations

      The activities of the Diagnostic segment include the Company’s monoclonal antibody production facility in Scotland and certain human-sourced, polyclonal antibodies, as well as certain blood protein products manufactured at the Company’s facilities in Kankakee and Toronto. The antibodies and other proteins provided by the Diagnostic Products segment are used in diagnostic products such as blood typing reagents and diagnostic test kits.

      Blood Protein Fractionation. The Company’s Kankakee and Toronto fractionation facilities described above also produce products sold for use in diagnostic applications. The largest product is BSA, which is often used as a stabilizer in diagnostic test kits.

      Monoclonal Antibody Production. In addition to collecting antibodies from its donors, the Company produces monoclonal antibodies from over 60 cell lines. The Company’s FDA-licensed monoclonal manufacturing facility in Livingston, Scotland produces monoclonal antibodies from cells derived through the Company’s donor network or acquired from other laboratories. Currently, all monoclonal antibodies manufactured by the Company are used in diagnostic products such as blood typing reagents and in controls for tests used for diagnosing certain infectious diseases. The Company produces its products in fermentation tanks ranging in size from 50 liters up to 200 liters. The Company also produces companion products to its monoclonal blood typing range. These include reagent red cells, enzymes and diluents that are used in blood typing laboratories.

      Human-Sourced Antibodies. Through its donor center network, the Company collects antibodies used in the manufacturing of clinical diagnostic test kits and in certain blood typing reagents. The donor recruitment, product collection and donor management processes are similar to those used in the collection of therapeutic products. The Company is also able to identify and react rapidly to disease outbreaks in order to recruit suitable donors for the specific antibodies created by such specific diseases.

Therapeutic Products Operations

      The activities of the Therapeutics segment include the collection and sale of specialty human antibodies that are used as the active ingredients in therapeutic products for the treatment and management of various human diseases.

      Donor Recruitment and Management. The Company obtains the majority of its specialty antibodies from donors with high concentrations of the antibodies sought. The Company maintains an active donor recruitment function to assist in identifying these donors. The majority of the Company’s 10 specialty donor centers are strategically located on or near medical campuses or hospitals, enhancing the Company’s ability to source specialty antibodies from medical community referrals. Once a person becomes an active donor, the donor center staff continually communicates with the donor to reinforce his/her commitment. The Company has personnel and programs designed to make each visit to the donor center a smooth, comfortable and safe experience. The Company’s expertise in donor management has enabled it to retain many donors for years of repeated, regular donations, thereby enhancing the Company’s profitability. The Company’s specialty donors typically donate once or twice per week, with many having continued as donors for 10 years or more.

      Donor Screening and Product Collection. Each donor candidate undergoes a process that includes an explanation of the donation procedure and how the antibodies they are donating are subsequently used, extensive physiological and biological screening, a physical examination and the collection of test samples. In addition, donors of specialty antibodies undergo further qualification profiling. Once a candidate is accepted as a donor, the Company can collect antibodies from the donor at a donor center through an FDA-approved collection procedure known as plasmapheresis, which lasts between 40 and 60 minutes and is very similar to donating blood. However, since red blood cells are separated by means of centrifugation and returned to the donor, individuals may donate as frequently as twice per week. Each donation is quarantined at the donor center while samples are tested for FDA-mandated viral marker screening (e.g., hepatitis, HIV, etc.) and characterization (i.e., special analytical tests to identify and measure the quality and activity level or concentration of the targeted antibodies). Furthermore, voluntary industry standards require that each first time donor’s (“Applicant Donor”) donation be quarantined until such time that a second qualifying donation is obtained from the Applicant Donor and appropriate test results are obtained on both donations. If a second donation is not received from the Applicant Donor within six months, the initial donation must be destroyed, or sold as a diagnostic product. Once these two donations and their test results are complete and acceptable, the Applicant Donor becomes a “qualified donor” and all future donations are generally available for shipment once the mandated tests have been completed.

Products

      Through its value-added services, the Company provides biological products and enabling technologies for use in certain biotech, therapeutic and diagnostic products manufactured by life science companies. The Company’s customers generally further process these products. The Company also provides a full range of animal and human proteins that are used in the manufacturing process of recombinant (genetically engineered) therapeutic products and in diagnostic reagents. In 2002, the Company derived approximately 38% of its sales from biotech products, approximately 30% of its sales from diagnostic products, and 32% of its sales from therapeutic products. In 2002, EX-CYTE® and anti-hepatitis antibodies represented 21% and 14% of consolidated net sales, respectively. In 2001, the following products represented more than 10% of consolidated net sales: Anti-D antibodies (25%); EX-CYTE® (17%); and anti-hepatitis antibodies (17%). In 2000, IVIG and anti-D represented 36% and 19% of consolidated net sales, respectively. The majority of the IVIG plasma sales were generated by the Company’s Seramed subsidiary, which was divested in August 2000.

Biotech Products

      The primary products produced and sold through the Company’s Biotech segment include the following:

      Animal Blood Proteins. The Company’s largest revenue-generating product in 2002 was EX-CYTE®. Sales of EX-CYTE® increased 61% in 2002 and the Company is producing this product at capacity. Based on current and expected future demand for this product, the Company commenced construction of a second EX-CYTE® manufacturing plant in February 2003. The plant will be located in Lawrence, Kansas and is expected to be operational in the first half of 2004. The total estimated cost for the plant is $28 million. Upon completion, the Company will have tripled its EX-CYTE® production capacity which should enable it to meet customer demand for at least the next five years.

      The Company manufactures certain other products used in cell culture media including, among others, BSA, which delivers essential nutrients critical for cellular growth and metabolism; transferrin, a protein that provides the cells with the iron required for proper cellular respiration to occur; and aprotinin, a bovine derived protease inhibitor which protects cells from enzymes.

      In addition, the Company, through a contract with Novo-Nordisk, is the exclusive distributor for human recombinant insulin for cell culture applications.

      Research Products and Technologies. Through the acquisition of Intergen, the Company acquired a product line for use in life sciences research and in high throughput drug screening. Included in this group is Amplifluor™, a patented technology used for the detection of nucleic acids amplified by PCR and other techniques.

Diagnostic Products

      The primary products produced and sold through the Company’s Diagnostic segment include the following:

      Animal Blood Proteins. The Company sells products manufactured at its Kankakee and Toronto facilities for use in blood typing and other diagnostic reagents. The largest product in this category is BSA.

      Antibodies for Blood Typing Reagents. Blood typing reagents are used by blood banks and hospital transfusion services worldwide to assure compatibility between a recipient and a donor’s blood type. There are many blood types and highly accurate and specific antibodies are required to determine blood type. Historically, blood typing reagents were made primarily from human-sourced, or polyclonal, antibodies. Over the past fifteen years, monoclonal antibodies have been developed to provide certain high quality antibodies on a consistent basis, and many of these are FDA approved for diagnostic purposes. Monoclonal antibodies have largely, but not completely, replaced polyclonal antibodies for use in blood typing. The Company currently provides over 80 different antibodies used in the production of blood typing reagents that the Company believes provide it with a competitive advantage in this market due to the desire of customers to buy an entire panel of different antibodies for blood typing reagents from one manufacturer. While the majority of antibodies sold by the Company for use in blood typing reagents are in monoclonal form, the Company continues to collect certain rare human-sourced polyclonal antibodies that are used in diagnostic products.

      Clinical Diagnostic Antibodies. Through its expertise in donor recruiting, the Company is able to locate and recruit donors who can provide antibodies and other biological specimens that are known to be positive or negative for a specific disease or infection. The Company provides these biological specimens for use in clinical diagnostic test kit controls. The diseases for which the Company sources clinical diagnostic antibodies include, among others, cytomegalovirus (“CMV”), rheumatoid arthritis, toxoplasmosis, hepatitis and HIV. The Company’s recruiting capability is complemented by in-house experience in the laboratory disciplines of immunohematology, immunology, serology and clinical chemistry to characterize human specimens to meet manufacturers’ requirements.

Therapeutic Products

      The primary products produced and sold through the Company’s Therapeutic segment include the following:

      Anti-D Immune Globulin (“anti-D”). Since 1968, anti-D immune globulin, also known as Rh immune globulin, has been prescribed by obstetricians to prevent Rh incompatibility in newborns (“RhHDN”). This sometimes fatal condition affecting Rh positive infants born to Rh-negative women is due to the incompatibility of the blood of an Rh-negative mother and her Rh-positive child. Anti-D immune globulin is also used in the treatment of Idiopathic Thrombocytopenic Purpura (“ITP”) in immunocompromised patients.

      Anti-Hepatitis B Immune Globulin (“anti-HBs”). The traditional use for anti-HBs is for the prevention of hepatitis in individuals who are at risk of contracting, or have had recent exposure to, the hepatitis B virus. In addition, anti-HBs is used for intensive treatment of liver transplant patients.

      Vaccinia (“VIG”). Vaccinia immune globulin is administered to persons who have an adverse reaction from receipt of the smallpox vaccine. VIG is also used to inoculate individuals in the event of an outbreak of smallpox.

      Anti-Rabies Immune Globulin (“anti-rabies”). Anti-rabies immune globulin therapy is prescribed for individuals suspected of recent exposure to the rabies virus. Rabies is commonly transmitted by infectious saliva from the bite of a rabid animal. Anti-rabies is administered as promptly as possible after exposure and consists of antibodies directed against the live virus particles with which the patient may be infected. In the post-exposure treatment regimen, anti-rabies is administered in conjunction with a rabies vaccine, which is used to provide the patient with an additional active immunity to the rabies virus.

      Prior to the divestiture of Seramed, the Company derived a substantial amount of its revenues from the sale of source plasma, used in the manufacture of intravenous immune globulin (a broad spectrum of non-specific antibodies used in the treatment of many medical indications to help build the body’s defense against exposure to life threatening diseases), albumin and clotting factors. The Company continues to collect limited quantities of source plasma.

Research and Development

      The Company believes that a commitment to research and development is an important component of our future growth opportunities. The Company spent $5.6 million, $1.7 million, and $0.7 million on research and development activities in 2002, 2001 and 2000, respectively. The Company’s research and development activities are focused on developing new products and applications for the markets it serves, particularly in the areas of therapeutics and cell culture media supplements.

      The therapeutic activities are focused on the development of new indications for hyper-immune plasma products related to identified bio-terrorism targets and infectious diseases for which there are no or insufficient treatment opportunities. Additionally, a longer term objective is to leverage the know-how and expertise existing in the Company to start the development of monoclonal antibodies for therapeutic purposes.

      With respect to cell culture media supplements, the Company is performing studies related to EX-CYTE® that should lead to more defined derivatives and specifically targeted compounds. In addition, research efforts will include the study and development of new recombinant supplements.

      Overall, the development strategy is based on establishing core know-how within the Company, while using external contract organizations and co-development agreements for carrying out the majority of the required activities. Management believes research and development is a very important component of the continued development of the Company, and expects to continue to increase its investment in research and development over the next several years.

Marketing and Customers

      The Company sells the majority of its products through its own direct sales force, although distributors are also used in the marketing and sales of our products. We currently market our products directly in over 38 countries throughout the world and sell through distributors or agents in approximately 39 other countries. As of December 29, 2002, the Company employed approximately 61 people in its sales, customer service and marketing organization.

      During 2002, the Company’s customer base increased to over 2,500 customers of various sizes. Prior to the Intergen acquisition in December 2001, the Company’s customer base was just over 200 customers. Sales to the Company’s top ten customers accounted for approximately 63%, 73% and 80% of total sales in 2002, 2001 and 2000, respectively. One of the Company’s customers, Bayer Corporation (“Bayer”), accounted for approximately 8%, 24% and 33% of the Company’s net sales in 2002, 2001 and 2000, respectively, while another customer, Aventis Bio-Services, Inc. (“Aventis”), accounted for 7%, 13% and 15% of net sales in 2002, 2001 and 2000, respectively. During 2002, no single customer represented more than 10% of net sales. During 2001 and 2000, no other single customer of the Company accounted for greater than 10% of net sales. In 2002, 2001 and 2000, the Company’s domestic sales represented approximately 49%, 53% and 69%, respectively, of net sales.

Quality Assurance

      The Company maintains a Global Quality Assurance System and Program designed to assure the efficacy and safety of its products and compliance with the requirements of regulatory authorities, voluntary quality standards, industry trade associations and its customers. Through the Company’s Quality Assurance Program and an internally maintained regulatory compliance program, the Company conducts periodic audits of each facility to ascertain the status and compliance of the Quality System as implemented. These audits are designed to ensure adherence to applicable regulations and Company procedures, and to assess the effectiveness of the Quality System as a whole. These audits are one component of the key performance indicators collected, reviewed and monitored by the Company in order to maintain a program of continuous improvement and compliance with its established systems and programs.

      The Company’s operating facilities worldwide are registered to ISO 9000 Quality Standards, with the exception of our Gaithersburg, Maryland research and development facility which produces products for Research Use Only (“RUO”). The ISO 9000 series of standards is a voluntary Quality Standard recognized throughout the world. Compliance to this standard is required by many of our customers and in certain global markets. All ISO registrations will need to be converted to the new ISO 9000:2000 standard by the end of 2003. The Company has a program in place to assure a smooth transition of its ISO registrations in advance of the deadline. Additionally, for our monoclonal manufacturing facility, compliance with the In Vitro Diagnostic Directive (“IVDD”) will be required for continued participation in the European Union and other global markets. The Company has already begun an extensive project to ensure that this facility is compliant with the IVDD well in advance of the deadline for adherence. Failure to achieve such compliance could have a material adverse effect on the Company. Our monoclonal manufacturing facility achieved registration to ISO 9000:2000 during 2002, a year in advance of the required deadline.

      For our donor centers and plasma operations, the Company subscribes to the Quality Plasma Program (“QPP”), which is a donor center certification program administered by the Plasma Protein Therapeutics Association (“PPTA”), an industry trade organization. PPTA certifies only those facilities that meet its standards and provide the highest quality products. Many of the Company’s customers require their suppliers to be QPP certified, as well as comply with governmental regulations and meet the requirements of ISO 9002. All of the Company’s donor center facilities are currently QPP certified and ISO 9002 compliant.

Competition

Biotech Products Competition

      The Company does not believe that it currently faces significant competition for its EX-CYTE® product. In 2001, the Company announced the completion of a study validating that a key step in the production of EX-CYTE® is capable of inactivating prions, the agents that are suspected to cause BSE. The Company has applied for additional patent protection for this manufacturing process. The Company is one of a very few suppliers of Cohn-fractionated BSA, which is produced at its Toronto facility. The Company believes it is the largest supplier of this particular grade of BSA. The Company is the exclusive distributor of Novo-Nordisk’s human recombinant insulin for use in cell culture. The competition for the Company’s research products manufactured primarily in Gaithersburg, Maryland includes large life science reagent suppliers as well as smaller companies focusing on specialty markets. The various product groups are sold into multiple market segments including cell biology research, molecular biology research, high throughput screening and assay development and genetic analysis. The Company’s focus on reagents and kits allows complementary selling with multiple instrument manufacturers in the marketplace. This marketplace is price competitive, however, it also is subject to customer loyalty based on the ability of a supplier to meet the needs of researchers in terms of new product introduction, time to market, product quality, speed of delivery, technical support and pricing.

Diagnostic Products Competition

      The Company faces competition in purified blood proteins, such as BSA, from a number of sources. There are several established competitors of various sizes both in the United States and internationally. The geographic location with respect to the source of raw materials (bovine serum) used for purification, the production process itself, and the suitability of the various purified proteins for the intended application are all factors that can have an effect on competition. The Company believes it maintains a competitive advantage for these products due to the high quality of the products it sells, as well as the high value of the technical support that is provided to its customers. Due to the long established product range, the quality of the technical support and recent investments in current good manufacturing practices (“cGMP”) at its facilities, the Company believes it is well positioned in its markets.

      The primary competition for monoclonal antibodies used in blood typing reagents (both OEM and bulk material) comes from customers that are vertically integrated, and thus provide antibodies for their own use, and smaller, independent manufacturers that offer a more limited range of product than the Company. Some fully integrated manufacturers also offer OEM and bulk services. As the Company does not have a significant presence in the end market and is thus seen as not being in direct competition with its customers, the Company believes that it is generally favored over fully integrated manufacturers that offer OEM and bulk antibodies. Additionally, the Company believes that its broad range of proprietary antibodies and state of the art facilities provide it a competitive advantage with respect to these competitors.

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

      In certain markets, the Company competes for donors by means of financial incentives which the Company offers for the donation of the antibodies it collects, by providing donor services, by implementing programs designed to attract and retain donors through education as to the uses for collected antibodies, by encouraging groups to have their members become antibody donors and by maintaining the attractiveness of the Company’s donor centers. The Company’s anti-D antibodies are derived from donors with rare antibody characteristics, resulting in increased competition for such donors. If the Company is unable to maintain and expand its donor base, its business and future prospects may be adversely affected.

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

Government and Industry Regulation

      General. The majority of the Company’s activities are subject to significant regulation by numerous governmental authorities in the United States and internationally. These regulatory authorities govern the collection, testing, manufacturing, safety, efficacy, labeling, storage, record keeping, transportation, approval, advertising and promotion of the Company’s products, as well as the training of its employees. The Company does manufacture and distribute products that are not subject to FDA regulation, however, they are subject to import and export regulations specific to the country of import. The Company believes it is in substantial compliance with all relevant laws and regulations.

      The Company is subject to extensive FDA regulation, primarily through the requirements of the Public Health Service Act and the Food, Drug and Cosmetic Act. All of the Company’s donor centers and the Company’s monoclonal manufacturing facilities hold FDA biologics licenses (“BLA”) and the Company’s donor centers have numerous supplements to the source plasma license, permitting the production and sale of specialty antibodies and the immunization of donors.

      New facilities, products and operating procedures at the majority of the Company’s locations must undergo FDA approval processes. Significant changes to existing facilities, products or operating procedures must also undergo FDA review prior to implementation. The Company’s FDA-licensed donor centers and central testing laboratory in the United States and its monoclonal manufacturing facility in the United Kingdom (“U.K.”) are required to adhere to FDA cGMP and are periodically inspected by the FDA. Furthermore, the Company’s protein fractionation site in Illinois and its facility in Milford, Massachusetts are both FDA-registered facilities. Donor centers must meet detailed standards for, among other things, the screening of donors, obtaining informed consents from donors, the collection of antibodies, training of personnel and the testing, handling and disposal of biologic products. If the FDA believes that a facility is not in compliance with all applicable laws and regulations, generally as a result of an on-site inspection, it typically issues a deficiency notice known as a Form FDA-483. A warning letter may be issued for serious deficiencies. If deficiencies are not adequately responded to or addressed in an appropriate and timely manner, further action may be taken by the FDA. These actions may include the detainment or seizure of products, issuance of a recall, enjoinment of future operations and the assessment of civil and criminal penalties against the Company, its officers or its employees. In addition, approvals or licenses could be temporarily suspended or revoked in certain circumstances. Failure to comply with regulatory requirements or a significant adverse regulatory action could have a material adverse effect on the Company.

      In the past, the Company has received notifications and warning letters from the FDA of possible deficiencies in the Company’s compliance with FDA requirements. To date, the Company believes that it has adequately addressed or corrected such deficiencies and that it is in material compliance with all relevant laws and regulations. As part of the regulatory compliance program, the Company is continually monitoring and improving it’s communication with FDA in an effort to prevent any adverse action for the facilities currently inspected. During the first quarter of 2002, the FDA conducted an inspection of the Company’s monoclonal manufacturing facility in Scotland. The facility received a Form FDA-483 as a result of the inspection. The Company has responded in full to this notice and has received acknowledgment from the FDA that the response and action plan were accepted. No further action is required or planned by the agency.

      The Company is also subject to numerous industry and customer-mandated standards. Industry groups such as PPTA and the Company’s customers continually evaluate their practices and procedures regarding new information or public concerns over diseases which may be transmitted from donors through their blood or blood components. Based upon such evaluation, a certain portion of the population may be prohibited from donating in the future, or certain new testing and screening procedures may be required to be performed with respect to certain donors. The Company is also subject to routine inspections of its facilities by its customers, whose approval must generally be obtained for each donor center prior to shipping product. The Company is also subject to additional inspections by the Health Care Financing Administration (“HCFA”) and state health departments. HCFA regulates and certifies all clinical testing performed at each donor center and the Company’s central testing laboratory under the Clinical Laboratories Improvement Act (“CLIA”) of 1988. The Company’s central testing laboratory in Atlanta, Georgia is licensed by the FDA and the State of Georgia.

      Outside the United States, sales of the Company’s products are subject to additional regulatory requirements, which vary widely from country to country. In particular, much of Company’s domestic plasma operations, including its central testing laboratory, are subject to inspection and approval by various German regulatory bodies, as a significant portion of its therapeutic antibody products, including those sold to domestic affiliates of German companies, are ultimately further manufactured or sold in Germany. These regulations, while similar in scope to those promulgated by the FDA, are often more restrictive.

      In the United Kingdom, the Company is subject to the U.K. Health and Safety at Work Act, which regulates the safety precautions required of manufacturers in the United Kingdom, and to various other regulations covering the use of genetically engineered organisms in laboratory and manufacturing processes. In certain countries, the Company’s customers are subject to regulatory requirements that require additional inspection and approval of the Company’s facilities prior to the shipment of products to such countries. Changes in existing federal, state or foreign laws or regulations, or the Company’s inability to comply with such regulations, could have an adverse effect on the Company’s business.

      One specific concern currently facing the industry is Creutzfeld-Jakob disease (“CJD”) and nvCJD, an often fatal disease occurring sporadically in the world which has been reportedly linked in some cases to BSE, also known as “mad cow disease.” However, no evidence currently exists that CJD or nvCJD can be transmitted by blood or plasma products and the risk, if any, is believed to be small and at present only theoretical. While no acceptable testing or screening procedure currently exists to detect CJD or nvCJD, CJD has generally been found to have a higher incidence in the older population. In response to this concern and at the request of several of its customers, the Company has ceased collecting certain antibodies from donors over the age of 59 at certain of its donor centers. As a further precaution against the theoretical transmission of nvCJD, the FDA has issued guidance which the Company follows banning plasma and blood donations from individuals that had spent extended periods of time in the United Kingdom during the mad cow epidemic there from 1980 to 1996.

      The Company produces certain bovine-derived products at its protein fractionation facilities in Kankakee, Illinois and Toronto, Ontario. The majority of these products are of the lowest determinable risk, and are derived according to FDA, World Health Organization (WHO) and European regulatory guidelines for the production of bovine source components for use in the development of critical therapeutic products. The Company takes additional measures to ensure that its bovine-derived products will be free from BSE, including the use of a limited number of abattoirs to supply bovine serum for each facility. Ante and post mortem inspections are performed by USDA/ Agriculture Canada veterinarians for evidence of disease including BSE. The Toronto facility sources certain raw materials other than serum from abattoirs in the U.S. and New Zealand. Each of the countries from which the Company’s bovine materials are sourced are currently regarded as free from BSE. The Company will continue to monitor developments regarding BSE and actively take steps to ensure its products are manufactured in full compliance with current regulatory guidelines.

      Another standard voluntarily adopted by the industry relates to the acceptance of new donors. In an effort to further minimize the potential that infected plasma could enter the manufacturing process undetected, all first time donors’ plasma is excluded from shipment and further manufacture in therapeutic products unless a second, negative set of test results is also obtained on a second donation within six months, essentially precluding one-time donations. Also, in order to further shorten the “window period” during which time a donor is potentially infectious but is not detected as such by current screening tests that measure antibody response to the viruses, certain of the Company’s therapeutic customers have implemented a testing method, NAT, sometimes known as Polymerase Chain Reaction (“PCR”) technology. PCR/ NAT testing is a method used to detect the presence of genetic material of problem viruses before antibodies against those viruses can be formed.

      Although the Company does not believe that these new standards will have a material impact on its operating results, there is no assurance that the long-term impact of these standards, or the imposition of other blood safety or other measures, will not have a material adverse effect on future operations.

      Certain of the products produced at the Company’s protein fractionation facilities in Kankakee and Toronto are considered “medical devices” under the Food, Drug and Cosmetic Act and, accordingly, are subject to its general control provisions that include requirements for registration, listing of devices, cGMP, labeling and prohibitions against misbranding and adulteration. These products, which represent an insignificant amount of the Company’s sales, nonetheless subject the Company to FDA inspection and scrutiny. Furthermore, the FDA has indicated in certain guidance documents and in public meetings that it intends to more closely regulate tissue culture media products, such as the Company’s EX-CYTE® product, that are used in the manufacture of injectable products. While there has been no indication as to how these products will be classified and therefore with which standards they will need to comply, the FDA has indicated that, at minimum, manufacturers of tissue culture media should adhere to cGMP standards. The Company currently produces EX-CYTE® in a dedicated facility that was constructed to cGMP standards. The imposition of additional regulatory requirements for its protein fractionation facility in Illinois could adversely affect the Company.

      Federal, state and foreign laws and regulations regarding the manufacture and sale of the Company’s products are subject to future change. The Company cannot predict what impact, if any, such change might have on its business. However, such changes could have a material impact on the Company’s business.

      Other. The Company is also subject to government regulations enforced under the Environmental Protection Act, the Clean Air Act, the Clean Water Act, the National Environmental Policy Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Medical Waste Tracking Act, and other national, state or local restrictions. The Company is also subject to workplace safety regulations under the Occupational Safety and Health Act (OSHA). As part of its internal compliance program, the Company undertook an independent review of its compliance with OSHA and other regulations during 2002. While there were observations made by the internal reviews, the Company believes it is in substantial compliance with the regulations.

Patents, Proprietary Rights and Trademarks

      The Company considers the protection of its proprietary technologies and products to be important to the success of the Company. The Company relies on a combination of patents and trademarks to protect its technologies and products. The Company has over 60 patents registered globally, expiring at various times through 2021. Additionally the Company has over 70 trademarks globally, expiring at various dates through 2012.

Third Party Reimbursement

      In both domestic and foreign markets, sales by the Company’s customers may depend in part on the availability of reimbursement from third-party payors such as government health administration authorities, private health insurers and other similar organizations. Third-party payors are continually challenging the price and cost-effectiveness of medical products and services. There can be no assurance that pricing pressures which may be experienced by the Company’s customers will not adversely affect the Company because of a determination that these products are not cost effective or because of inadequate third-party reimbursement levels to such customers.

Employees

      As of March 15, 2003, the Company employed 651 persons, 473 of whom were located in the United States, 63 of whom were located in Canada and 115 of whom were located in Europe. Of the Company’s employees, 51 that are employed at the Company’s manufacturing site in Illinois and 30 that are employed at the Company’s manufacturing site in Toronto are members of a collective bargaining unit. The Company believes that its relationship with its employees is generally satisfactory.

Product Liability and Insurance

      The sourcing, processing, manufacturing and sale of the Company’s products involve a risk of product and professional liability claims. The Company has obtained product liability insurance in an amount of $1.0 million per incident and $3.0 million in the aggregate per annum per location for each of the Company’s facilities with a $15.0 million aggregate policy limit on a claims made basis. The Company also has a $10.0 million excess liability umbrella insurance policy. There can be no assurance that the coverage limits of the Company’s insurance policies and/or any rights of indemnification and contribution that the Company may have will offset potential claims. A successful claim against the Company in excess of insurance coverage and not subject to indemnification could have a material adverse effect on the Company.

Available Information

      The Company makes available free of charge through its website, www.serologicals.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably possible after the Company files such material with, or furnishes it to, the SEC.

Item 2.	Properties

      The Company’s principal executive office is located in approximately 50,000 square feet of office space in Norcross, Georgia. The Company leases this space under a agreement that expires in 2011.

      The Company’s central testing laboratory is located in Atlanta, Georgia in approximately 25,000 square feet. The Company’s FDA licensed monoclonal antibody manufacturing facilities are located in Livingston, Scotland. These facilities are leased with terms expiring through 2021, with the exception of one 22,000 square foot manufacturing site that is owned by the Company.

      The Company owns its 61,000 square foot blood protein fractionation facility in Illinois. The Company owns its 40,000 square foot blood protein fractionation facility in Toronto, Ontario. The Company leases two buildings in Milford, Massachusetts totaling approximately 36,000 square feet, and one facility in Gaithersburg, Maryland with approximately 12,000 square feet.

      The Company’s 10 donor centers are located in 8 states including South Carolina (3), Florida (2), Georgia, Utah, Alabama, North Carolina, and Louisiana. The donor centers range in size from approximately 5,000 to 10,000 square feet and are generally leased with varying terms, expiring on various dates between October 2004 and April 2013. The majority of these leases contain renewal options that permit the Company to renew the leases for an additional five-year period at the then fair rental value. The Company believes that in the normal course of its business, it will be able to renew its existing leases or relocate its operations subject to regulatory approval.

Item 3.	Legal Proceedings

      The Company is involved in certain litigation arising in the ordinary course of business. In management’s opinion, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

      During 2000, twelve complaints were filed in the United States District Court for the Northern District of Georgia, Atlanta Division against the Company and certain of its current and former executive officers and directors that allege violations of the Securities Exchange Act of 1934, including Sections 10(b) and 20(a) thereof and Rule 10b-5 promulgated thereunder. During the third quarter of 2000, the complaints were consolidated and a lead plaintiff was named. A consolidated complaint was filed on October 10, 2000 which also seeks the court’s certification of the litigation as class action on behalf of all purchasers of the Company’s stock between April 27, 1999 and April 10, 2000. On November 30, 2000, the Company and the other defendants filed a motion to dismiss the consolidated complaint. On January 17, 2001, the plaintiff filed an opposition to the motion to dismiss. On April 20, 2001, a hearing was held on the motion to dismiss. On September 5, 2001, the Court granted the motion to dismiss the complaint in its entirety with prejudice and ruled that the plaintiffs would not be allowed to amend the complaint. On September 19, 2001, the plaintiffs filed a motion to amend the judgement and/or for relief arguing that they should have been allowed to amend the complaint. The Company responded by filing a brief supporting the Court’s dismissal of the complaint. On January 17, 2002, the Court reconsidered its decision and granted plaintiffs leave to file an amended complaint. The plaintiffs filed a second amended consolidated complaint on February 12, 2002. The Company filed a motion to dismiss the second amended consolidated complaint on March 11, 2002. On February 26, 2003, the Court granted the defendants’ motion and dismissed the second amended complaint with prejudice and without leave to replead.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year ended December 29, 2002.

Item 4A.	Executive Officers and Key Employees of the Registrant

      The following table sets forth the names, ages and all positions and offices with the Company held by the Company’s present executive officers:

Name	Age	Positions and Offices Presently Held

David A. Dodd	53	President, Chief Executive Officer and Director
David L. Bellitt	54	Vice President, Global Commercial Operations
Robert P. Collins	49	Vice President, Human Resources
Roland Gerritsen van der Hoop, M.D., Ph.D.	42	Vice President, Global Research & Development and Chief Scientific Officer
Harold W. Ingalls	55	Vice President, Finance and Chief Financial Officer
Sue Sutton-Jones	50	Vice President, Global Regulatory Affairs, Quality Assurance, Compliance and Medical Affairs
Joseph T. Kozma	52	Vice President, Strategic Market Development
James J. Kramer, Ph. D	47	Vice President, Global Manufacturing Operations
Jeffrey D. Linton	40	Vice President, Corporate Business Development, Legal and Public Affairs; Corporate Secretary
Keith J. Thompson	45	Former Vice President, Global Manufacturing Operations

      David A. Dodd has served as President, Chief Executive Officer and a director of the Company since June 2000. From August 1995 to June 2000, Mr. Dodd served as President and Chief Executive Officer of Solvay Pharmaceuticals, Inc., a U.S. component of an international chemical and pharmaceutical group, and as a member of the Management Board for the Pharmaceutical Sector of Solvay S.A. (“Solvay”). In addition, Mr. Dodd served as Chairman of the Board of Unimed Pharmaceuticals, Inc., a subsidiary of Solvay, from July 1999 to June 2000. Prior to joining Solvay, Mr. Dodd served in a number of management and executive positions for major life science corporations, including American Home Products, Bristol-Myers Squibb Company, and Abbott Laboratories. Mr. Dodd currently also serves on the board of directors of the American Foundation for Suicide Prevention and the Georgia Biomedical Partnership.

      David L. Bellitt has served as Vice President, Global Commercial Operations since January 2003. Over the past 30 years, Mr. Bellitt has served in numerous management positions within the healthcare industry. From October 2000 to October 2002, Mr. Bellitt served as Senior Vice President with Aksys, Ltd., a start-up medical device company, in charge of global marketing, sales and service. From June 1997 to November 1999, Mr. Bellitt served as Senior Vice President with Akzo Nobel, a medical diagnostic instrumentation and reagents company, in charge of marketing, sales and service.

      Robert P. Collins has served as Vice President, Human Resources since August 2001. From April 2000 to August 2001, Mr. Collins was a partner with Ray & Berndtson, one of the nation’s largest retained executive search firms. From February 1999 to April 2000, Mr. Collins served as President and Chief Operating Officer for Vision Twenty-One, Inc., a leading eye-care company. From September 1998 to February 1999, Mr. Collins worked as a self-employed consultant. From February 1986 to September 1998, Mr. Collins held a variety of leadership positions in human resources, business development, mergers and acquisitions and strategic initiatives with Magellan Health Services, Inc., a managed behavioral health and wellness organization, including serving as President of Beacon Behavioral Health Group and President and Chief Executive

Officer of Group Practice Affiliates, Inc. Mr. Collins currently serves as a member of the Association of Executive Search Consultants and the Technology Association of Georgia.

      Roland Gerritsen van der Hoop, M.D., Ph.D., has served as Vice President, Global Research & Development and Chief Scientific Officer since May 2002. From February 1989 to May 2002, Dr. Gerritsen van der Hoop served in various capacities for Solvay Pharmaceuticals, first in their office in Weesp, the Netherlands, where from 1992 until 1995 he was head of Clinical R&D. In 1995 he moved to the US and joined Solvay Pharmaceuticals Inc., an international chemical and pharmaceutical group, in Marietta, Georgia, where he served as Vice President Clinical Operations and later as Sr. Vice President Research & Development with responsibility for all drug development in the USA.

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

      Sue Sutton-Jones has served as Vice President, Global Regulatory Affairs, Quality Assurance, Compliance and Medical Affairs of the Company since January 2001. From July 1998 until December 2000, Ms. Jones served as Vice President, Worldwide Regulatory Compliance for Ortho-Clinical Diagnostics, a division of Johnson & Johnson, a healthcare manufacturing company. From September 1997 until July 1998, Ms. Sutton-Jones served as Executive Director, Quality and Compliance Services for Johnson & Johnson. From August 1996 until August 1997, Ms. Sutton-Jones served as Vice President, West Coast Operations for BRI Quality Regulatory Alliance, Inc., a provider of regulatory and clinical affairs and quality system consulting products and services to the healthcare industry. From 1994 to 1996, Ms. Sutton-Jones served as Vice President, Regulatory Affairs, Quality Assurance and Regulatory Compliance for Telectronics Pacing Systems.

      Joseph T. Kozma has served as Vice President, Strategic Market Development of the Company since March 2002. From 1987 until joining the Company, Mr. Kozma served in various capacities with the Intergen Company, a privately owned supplier of biological products and technologies to the life sciences industry acquired by Serologicals in 2001, most recently as Executive Vice President of Worldwide Sales and Marketing. Mr. Kozma was a co-founder of the Intergen Company.

      James Kramer, Ph.D. has served as Vice President, Global Manufacturing Operations since March 2003. From August 2002 to March 2003 Mr. Kramer served as Vice President, Plasma Operations. From 1995 to August 2002, Dr. Kramer served in various capacities with Ortho-Clinical Diagnostics, Inc., a division of Johnson & Johnson, a healthcare manufacturing company, most recently as Program Director, Lifeblood. Previously, he held additional leadership positions at Ortho-Clinical Diagnostics, including Director, Manufacturing and Director, RhoGAM Operations.

      Jeffrey D. Linton has served as Vice President, Corporate Business Development, Legal and Public Affairs since October 2000. Mr. Linton will assume responsibilities as Corporate Vice President, President, Chemicon Division, upon the closing of the Chemicon acquisition. In September 2001, Mr. Linton was elected Secretary of the Corporation. From June 1993 until October 2000, Mr. Linton served in various capacities with Solvay America, Inc. companies, most recently as Vice President of Law, Government, and Public Affairs for Solvay Pharmaceuticals, Inc., a U.S. component of an international chemical and pharmaceutical group, from April 1999 until October 2000. From December 1996 until April 1999, Mr. Linton served as Vice President, Human Resources of Solvay Automotive, Inc., a partner and supplier to automotive companies throughout the world, and from June 1993 until December 1996, Mr. Linton served as Staff Attorney of Solvay America, Inc., the parent of North American operating subsidiaries of Solvay.

      Keith J. Thompson served as Vice President, Global Manufacturing Operations from March 2002 to March 2003. Effective March 2003, Mr. Thompson’s employment with the Company has terminated. From January 1998 to March 2002, Mr. Thompson served as Vice President, Diagnostic Operations. Prior to his appointment as Vice President, Mr. Thompson served in various capacities at Serologicals, Ltd. since 1985, including as Managing Director from January 1995 until December 1997 and as Operations Director from November 1992 until December 1994.

      In addition, the following individuals serve as key employees of the Company:

      Samuel R. Schwartz, CPA, 53, has served as Corporate Controller and Chief Accounting Officer since September 2001. From August 1998 to September 2001, Mr. Schwartz served in various senior financial management roles for the Company. From March 1998 to August 1998, Mr. Schwartz worked as a self-employed consultant, primarily on projects for the Company. From October 1990 to December 1997, Mr. Schwartz served as President and Chief Executive Officer of Quality Furniture Company, a private furniture manufacturer. From 1973 to 1990, Mr. Schwartz was employed by Coopers & Lybrand, LLC in various positions, most recently serving as a Partner in the Atlanta audit practice of the firm.

      M. Dwain Wilcox, 35, has served as Vice President, Information Systems since joining the Company in October 1998. Prior to joining the Company, Mr. Wilcox held several positions at Lanier Worldwide, a subsidiary of Harris Corporation, most recently as Director, Systems Integration from June 1996 until October 1998 and Program Manager, System Integration from November 1993 until June 1996.

PART II.

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

      The Company’s common stock trades on the Nasdaq Stock Market under the symbol “SERO.”

      On March 21, 2003, the closing price of the common stock was $8.49 per share. As of March 21, 2003, there were 80 holders of record. The Company believes there are substantially more beneficial holders of the Company’s common stock.

      The Company has not paid any cash dividends on its common stock to date. The payment of cash dividends, if any, in the future is within the discretion of the Board of Directors and will depend on the Company’s earnings, its capital requirements and financial condition. In addition, the Company’s Fourth Amended and Restated Credit Agreement, dated as of April 25, 2002, with Bank of America, N.A., et al. contains limitations on the Company’s ability to pay cash dividends.

      The following table sets forth the high and low sale prices for the Company’s common stock for the periods indicated as reported by Nasdaq.

	High	Low

Year Ended December 29, 2002
Quarter Ended
March 31	$22.00	$13.71
June 30	21.80	15.08
September 29	20.20	11.00
December 29	13.90	7.32
Year Ended December 30, 2001
Quarter Ended
April 1	$18.75	$9.31
July 1	25.75	12.81
September 30	23.95	12.53
December 30	22.17	15.10

Item 6.	Selected Financial Data

      The following selected financial data as of and for the years ended December 29, 2002, December 30, 2001, December 31, 2000, December 26, 1999 and December 27, 1998 have been derived from the audited Consolidated Financial Statements of the Company. These data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company and notes thereto included elsewhere in this Annual Report on Form 10-K.

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net sales	$145,470	$109,792	$147,760	$129,744	$123,072
Cost of sales	76,627	57,627	101,113	94,157	81,242

GROSS PROFIT	68,843	52,165	46,647	35,587	41,830
Selling, general and administrative expenses	37,974	23,521	21,777	17,340	13,545
Research and development	5,628	1,665	710	701	1,403
Special charges (credits), net	3,228	61	(414)	33,969	—

OPERATING INCOME (LOSS)	22,013	26,918	24,574	(16,423)	26,882
Other expense, net	951	1,471	2,376	4,513	2,696
Interest (income) expense, net	(398)	(1,139)	1,233	543	(846)

Income (loss) before income taxes	21,460	26,586	20,965	(21,479)	25,032
Provision (benefit) for income taxes	7,511	9,494	8,048	(6,017)	8,687

NET INCOME (LOSS)	$13,949	$17,092	$12,917	$(15,462)	$16,345

NET INCOME (LOSS) PER COMMON SHARE — BASIC:
Net income (loss)	$0.57	$0.72	$0.57	$(0.65)	$0.68

NET INCOME (LOSS) PER COMMON SHARE — DILUTED:
Net income (loss)	$0.56	$0.70	$0.56	$(0.65)	$0.63

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING:
Basic	24,357	23,749	22,815	23,617	24,001

Diluted	24,837	24,439	23,283	23,617	25,942

BALANCE SHEET DATA:
Working capital	$65,468	$55,156	$56,790	$50,172	$56,164
Total assets	191,165	175,338	131,495	156,898	147,331
Long-term debt, less current maturities	39	1,451	—	30,000	878
Stockholders’ equity	170,370	152,475	118,707	103,224	129,009

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      Beginning in 2002, for management purposes the operations of the Company’s subsidiaries were organized into three primary operating segments: Biotech Products, Diagnostic Products and Therapeutic Products. These segments are based primarily on the differing nature of the ultimate end use of the Company’s products, the differing production, manufacturing and other value-added processes performed by the Company with respect to the products and, to a lesser extent, the differing customer bases to which each reportable segment sells its products. Prior to 2002, the Company reported only two operating segments, Therapeutics and Diagnostics. All of the comparisons discussed below reflect the restatement of the prior year segments so that they are consistent with the current year presentation.

      The activities of the Biotech segment primarily include the manufacture and sale of tissue culture media components, as well as certain research products and technologies used in life sciences research and in high-throughput drug screening. The primary products included in this segment are EX-CYTE®, certain grades of BSA, human recombinant insulin and Amplifluor™, a patented technology used for the detection of nucleic acids amplified by polymerase chain reaction and other techniques. In March 2003, the Company commenced the construction of an EX-CYTE® manufacturing facility in Lawrence, Kansas that will increase capacity by 110,000 liters. The facility is expected to be completed in the first half of 2004 at an estimated cost of $28.0 million.

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

      The Company’s Therapeutic segment (or blood plasma operations) conducts its operation through a national network of 10 donor centers that specialize in the collection of specialty human antibodies. This segment of the Company’s business provides value-added antibody-based products that are used as the active ingredients in therapeutic products for the treatment and management of diseases, such as Rh incompatibility in newborns, rabies, hepatitis and adverse reactions to the smallpox vaccination, and in diagnostic products, such as blood typing reagents and diagnostic test kits. During 2002, the Company completed an extensive review of its plasma operations. As a result of this review, the Company permanently closed four of its seventeen donor centers. In February 2003, the Company closed an additional 3 donor centers. As a result of capacity optimization procedures completed in 2002, the Company does not expect a reduction in plasma capacity upon completion of these closings.

      Prior to August 2000, the Company also operated 47 donor centers specializing in the collection of non-specialty antibodies. In August 2000 the Company divested substantially all of the long-term assets of its non-specialty antibody business, the results of which were included in the Therapeutic Products segment for 2000.

      On February 11, 2003 the Company announced that it signed an agreement to acquire Chemicon International, Inc. (“Chemicon”). Chemicon provides a broad range of specialty reagents, kits, antibodies and molecular biology tools to biotech, pharma and academic research customers working in the areas of neuroscience, infectious disease, drug discovery, cancer research, stem cell research and proteomics. Chemicon is also a leading supplier of monoclonal antibodies, conjugates, antibody blends and kits for use in the diagnostic laboratory. Chemicon has a proven track-record of being able to successfully identify, develop, manufacture, and commercialize new products quickly. Chemicon introduced more than 500 new products during 2002. Chemicon is expected to operate in a fourth business segment that will be established in 2003, Research Products.

Critical Accounting Policies

      The consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States of America, which require management to make estimates that affect the amount of revenues, expenses, assets and liabilities reported. The following are five critical accounting policies that are both very important to the portrayal of the Company’s financial condition and results of operations and required management’s most difficult, subjective, or complex judgements. The accounting for these matters was based on current facts and circumstances which, in management’s judgment, hold potential for change which could affect management’s future estimates. Therefore, future financial results could differ materially from current financial results based on management’s current estimates.

     Revenue recognition

      The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. The Company has negotiated volume pricing discounts with certain customers that provide for a discount if certain volumes of the Company’s products are purchased. The Company defers any revenue subject to refund if the volumes are met under these arrangements until such time that the Company and the customer jointly determine that the volumes required for discount will not be achieved. If the amount of revenue deferred were to be inaccurate, the Company may have over or under stated accounts receivable and revenue, accordingly.

     Accounts receivable

      The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by review of current credit information. The Company monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. These estimates may prove to be inaccurate, in which case the Company may have over or under stated the reserve required for uncollectible accounts receivables and selling, general and administrative expense, accordingly.

     Inventory

      Inventories are carried at the lower of cost or market. Cost includes materials, labor and overhead. Market, with respect to all inventories, is replacement cost or net realizable value. Management frequently reviews inventory to determine the necessity of reserves for excess, obsolete or unsaleable inventory. These reviews require management to assess customer and market demand. These estimates may prove to be inaccurate, in which case the Company may have over or under stated the reserve required for excess, obsolete or unsaleable inventory and its cost of goods sold, accordingly.

     Valuation of goodwill and other intangible assets

      The Company periodically evaluates its goodwill and intangibles for potential impairment whenever events or changes occur that indicate the carrying value may no longer be recoverable. Evaluations are based on estimated discounted future cash flows from the use and eventual disposition of the underlying assets. In the first quarter of 2002, the Company adopted Statement of Financial Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The Company completed its initial impairment review during the second quarter of 2002 and will perform an annual review thereafter. Based on the initial evaluation, the Company determined that no impairment existed as of December 31, 2001. The estimates used to evaluate the fair value of goodwill and other intangibles assets may prove to be inaccurate, in which case the Company may have over stated goodwill and other intangible assets.

     Deferred income taxes

      The Company recognizes deferred tax assets and liabilities based on differences between the carrying amount in the financial statements and the tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability. If the Company determines that the recoverability of its deferred tax assets is not probable, a valuation allowance is recorded against these assets. The estimates used to evaluate the recoverability of deferred tax assets may prove to be inaccurate, in which case the Company may have over or under stated income tax valuation allowances and its provision for income taxes, accordingly.

      The Company uses a combination of historical results, anticipated future events and detailed assessment of relevant facts and circumstances to estimate and make assumptions relating to its critical accounting policies. Actual results could differ from those estimates.

Results of Operations

      The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K. The following table sets forth certain consolidated operating data of the Company as a percentage of net sales for the fiscal years indicated below.

	2002	2001	2000

Net sales	100.0%	100.0%	100.0%
Gross profit	47.3%	47.5%	31.6%
Selling, general and administrative expenses	26.1%	21.4%	14.7%
Research and development	3.9%	1.5%	0.5%
Income before income taxes	14.8%	24.2%	14.2%

      The results of operations for the year ended December 2002 presented below include twelve months of operations of Intergen Company, L.P. and Subsidiaries (“Intergen”), which was acquired on December 13, 2001. The consolidated Biotech Products segment and Diagnostic Products segment discussions below in the comparisons between years are impacted by the Intergen acquisition. The results of operations for the year 2000 presented below include the results of Seramed, which was divested in August 2000. The consolidated and Therapeutic Products segment discussions below in the comparisons between years are impacted by the divestiture. Additionally, 2001 net sales include approximately $767,000 of remaining Seramed inventory that had previously been fully reserved.

Comparison of Fiscal Years ended December 29, 2002 and December 30, 2001

NET SALES

Consolidated

      Consolidated net sales increased 33%, or approximately $35.7 million, from $109.8 million in 2001 to $145.5 million in 2002. The increase was driven primarily by the sales contribution from the products acquired with the Intergen acquisition and a significant increase in EX-CYTE® sales, which offset significant decreases in sales of Therapeutic products.

Biotech Products

      Net sales of Biotech Products increased $36.4 million, or 191%, from $19.1 million in 2001 to $55.5 million in 2002. Sales of EX-CYTE® increased $11.7 million, or 61%, from $19.1 million in 2001 to $30.8 million in 2002. The growth in the EX-CYTE® product is due to continued advancement in the commercialization of the Company’s customers’ end-products because these products are in later stage clinical trials and FDA drug approval, which results in increased demand for the Company’s products. The remainder of the increase was due to the sales contribution from Intergen, including sales of human recombinant insulin and other media supplements, BSA, specialty reagents and various other products.

Diagnostic Products

      Net sales of Diagnostic Products increased approximately $9.3 million, or 27%, from $34.5 million in 2001 to $43.8 million in 2002. This increase was primarily due to increased sales of BSA and sales growth from other products acquired through the Intergen acquisition. BSA sales increased from $12.0 million in

2001 to $13.7 million during 2002. Sales of monoclonal antibodies and related products were $16.1 million in 2002 compared to $16.0 million in 2001.

Therapeutic Products

      Net sales of Therapeutic Products decreased approximately $10.0 million, or 18%, from $56.2 million in 2001 to $46.2 million in 2002. Sales of anti-D antibodies declined $17.2 million, or 63%, from $27.2 million in 2001 to $10.0 million in 2002, primarily as a result of the timing of customer orders and delivery requirements. Sales of anti-hepatitis antibodies increased $1.6 million, from $18.6 million in 2001 to $20.2 million in 2002. The sales growth in this product occurred during the first six months of 2002. During the second half of 2002, sales declined significantly as our major customers have indicated that they have sufficient inventories to meet their current manufacturing requirements. Sales of anti-rabies declined $2.6 million, or 34% from the prior year, primarily as a result of the timing of customer orders and delivery requirements. Sales of the recently launched Vaccinia product totaled approximately $10.4 million during 2002. The remainder of the sales decrease was due to declines in Intravenous Immune Globulin (“IVIG”) sales.

GROSS PROFIT

Consolidated

      Consolidated gross profit increased approximately $16.6 million, or 32%, from $52.2 million in 2001 to $68.8 million in 2002. This increase was primarily due to increased sales. Gross margin decreased slightly from 48% in 2001 to 47% in 2002. Margins were lower primarily due to the increase of lower margin Intergen products in the sales mix and higher costs associated with the Company’s plasma operations, including costs related to starting up the Vaccinia antibody collection program.

Biotech Products

      Gross profit from Biotech Products increased approximately $15.4 million, or 106%, from $14.5 million in 2001 to $29.9 million in 2002. This increase was primarily due to the increased sales of EX-CYTE® and the addition of the former Intergen products to the Biotech sales mix. Gross margins on Biotech Products decreased from 76% in 2001 to 54% in 2002. This decrease was due to the mix of sales. During 2001, all sales in this segment represented sales of the higher margin EX-CYTE® product, whereas in 2002 EX-CYTE® represented approximately 55% of Biotech Products sales. The Intergen products included in this segment are generally lower margin products than EX-CYTE®.

Diagnostic Products

      Gross profit from Diagnostic Products increased approximately $6.1 million, or 38%, from $16.2 million in 2001 to $22.3 million in 2002. The majority of the increase was attributable to increased sales due to the Intergen acquisition. During 2002, gross margins on Diagnostic Products were 51%, compared with 47% in 2001. Gross margins increased due to the introduction of Intergen products in the sales mix, which in the Diagnostic Products segment are generally higher margin products.

Therapeutic Products

      Gross profit from Therapeutic Products decreased approximately $4.9 million, or 23%, from $21.5 million in 2001 to $16.6 million in 2002. The decrease in gross margins is primarily due to the significantly lower sales of anti-D in 2002 as a result of the timing of customer orders and delivery requirements, which is a relatively higher margin specialty antibody product. Gross margins were positively impacted by increases in anti-hepatitis antibody sales, for which the Company achieved higher gross margins during 2002 as a result of contractual arrangements with a customer that provide for premium pricing adjustments for delivery of product that exceeds antibody concentration requirements as defined within the contract. Gross margins on Therapeutic Products decreased from 38% in 2001 to 36% in 2002, as the sales decline of the relatively high margin anti-D antibodies product was nearly offset by margin improvements in the Company’s anti-hepatitis product. Therapeutic gross margins also have been negatively impacted by excess production capacity in the donor centers, as well as higher costs than expected associated with the start-up of the vaccinia program. As a result of lower unit sales, fixed costs associated with running the donor centers have been spread over fewer units.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses increased approximately $14.5 million, or 62%, from $23.5 million in 2001 to $38.0 million in 2002. As a percentage of revenues, SG&A expenses were 26% in 2002 compared with 21% in 2001. Approximately $2.0 million of this increase was due to external costs related to the integration of Intergen. Other significant items contributing to the increase compared with the prior year included approximately $0.8 million in professional fees incurred as part of a project to evaluate all aspects of the Therapeutic Products business operations, approximately $1.0 million related to operating the former Intergen corporate office during the first quarter of 2002, approximately $4.6 million related to the expansion of the Company’s sales and marketing organization, approximately $1.0 million of increased costs due to the timing of hiring certain executives during the second half of 2001 and an increase of approximately $2.5 million related to higher commercial insurance costs.

RESEARCH AND DEVELOPMENT

      Research and development expenses increased approximately $3.9 million, or 229%, from $1.7 million in 2001 to approximately $5.6 million in 2002. As a percentage of sales, spending in this area increased from 2% in 2001 to 4% in 2002. This increase is primarily due to the expansion of the Company’s research and development activities, including those acquired as a result of the Intergen acquisition. The current year also includes payments totaling approximately $1.0 million made to a third party research facility to fund start-up costs associated with projects this facility is undertaking related to detailed characterization and optimization of the Company’s primary Biotech products. The Company expects research and development expenditures to increase as a percentage of sales over the next several years.

SPECIAL CHARGES (CREDITS), NET

      During 2002, the Company completed an extensive review of its plasma operations. As a result of this review, the Company permanently closed four of its seventeen donor centers, resulting in a charge of $1.3 million. The components of the charge included approximately $0.2 million related to severance payments, approximately $0.5 million related to lease obligations and approximately $0.5 million related to the write-off of certain long-lived assets with closed centers. The remaining $0.1 million consisted of other miscellaneous costs related to the closures. The severance payments covered approximately thirty-five employees. Severance payments and lease obligations are expected to be paid by the end of the second quarter of 2003 and third quarter of 2004, respectively.

      Additionally, during 2002, the Company recorded a charge of $1.9 million related primarily to the reorganization of the Company’s research and development organization, as well as personnel restructurings within the sales organization and at the Company’s manufacturing locations in Canada and Scotland. The components of the charge included approximately $1.5 million for severance and termination benefits, approximately $0.1 million related to lease obligations and approximately $0.3 million related to the impairment of certain long-lived assets. The severance payments covered approximately thirty employees. Severance payments and lease obligations are expected to be paid by the end of 2003.

      During 2001, the Company recorded a charge of approximately $0.2 million representing severance costs associated with the departure of the Company’s former Chief Financial Officer. This severance was paid out over a one-year period beginning in October 2001. Also, during June 2001, the Company wrote off approximately $0.9 million of incremental external due diligence costs related to the evaluation of the potential acquisition of Intergen. At the time of the write-off, the Company did not consider the acquisition probable of being completed. All eligible costs incurred with respect to the eventual acquisition subsequent to the resumption of negotiations with Intergen later in 2001 were capitalized as part of the cost of the acquisition. Additionally, during 2001, the Company reversed approximately $0.8 million of previously accrued amounts related to the cancellation of a software development contract in 1999, under which a third party vendor was assisting the Company in developing a donor center automation system. This amount had been accrued as part of a $4.2 million charge to write off previously capitalized costs and accrue for estimated remaining costs related to the project. During 2001, the Company received a favorable ruling in its arbitration case related to these costs in which the arbitrator ruled that the Company had no further obligation to the vendor. The Company also recorded an adjustment of approximately $0.3 million in 2001 to reverse a pre-acquisition contingency accrual that was initially recorded when the Company acquired its Kankakee facility in 1998.

OTHER EXPENSE, NET

      Consolidated other expense, net, which primarily consists of amortization of intangible assets and gains and losses from realized foreign currency translations, decreased approximately $0.5 million, or 33%, from $1.5 million in 2001 to $1.0 million in 2002. Amortization of goodwill decreased $1.4 million, as amortization of goodwill was discontinued effective December 31, 2001 in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. The reduction in goodwill amortization was partially offset by amortization of other intangibles acquired in connection with the Intergen acquisition on December 13, 2001.

INTEREST (INCOME) EXPENSE, NET

      The Company recorded net interest income of $0.4 million in 2002 and $1.1 million in 2001. Interest income decreased due to lower cash balances in 2002 and lower interest rates.

PROVISION FOR INCOME TAXES

      The provision for income taxes as a percentage of income before taxes remained relatively constant at 36% in 2001 and 35% in 2002.

Comparison of Fiscal Years ended December 30, 2001 and December 31, 2000

NET SALES

Consolidated

      Consolidated net sales decreased 26%, or approximately $38.0 million, from $147.8 million in 2000 to $109.8 million in 2001. The decrease was driven by the decreased sales contribution from Seramed of approximately $54.2 million. Sales from Seramed products were $55.0 million in 2000 and $0.8 million in 2001. The decrease in Seramed sales was offset by increases of both specialty Therapeutic Products and Biotech Products over 2000.

Biotech Products

      Net sales of Biotech Products increased $7.3 million, or 62%, from $11.8 million in 2000 to $19.1 million in 2001. During 2000 and 2001, EX-CYTE® was the only product within the Biotech Product segment. The growth in the EX-CYTE® product was due to continued advancement in the commercialization of the Company’s customers’ end-products because these products are in later stage clinical trials and FDA drug approval, which results in increased demand for the Company’s products.

Diagnostic Products

      Net sales of Diagnostic Products increased approximately $0.9 million, or 3%, from $33.6 million in 2000 to $34.5 million in 2001. Total net sales increased due to monoclonal antibodies and related products increasing $1.1 million, from $14.8 million in 2000 to $15.9 million in 2001 and contributions from Intergen from the date of acquisition until year-end of $1.1 million, offset by lower BSA sales. Net sales of primarily human-sourced antibodies used in blood typing reagents and diagnostic test kits were approximately $6.1 million, unchanged from 2000.

Therapeutic Products

      Net sales of Therapeutic Products decreased approximately $46.2 million, or 45%, from $102.4 million in 2000 to $56.2 million in 2001. The decrease was primarily due to the reduction of sales of source plasma previously described, offset by increased sales of specialty antibodies. The increase in sales of specialty antibodies was primarily due to increased sales of anti-hepatitis antibodies, which increased 46% over the prior year. The Company believes the growth in demand for this product was largely being driven by the increasing life span for liver transplant patients, as well as other new treatment protocols for liver patients. Additionally, sales of anti-rabies antibodies increased 22% over the 2000 levels. Sales of anti-D antibodies declined 4% compared with 2000. Sales from Seramed were $55.0 million in 2000 and decreased to only $0.8 million in 2001.

GROSS PROFIT

Consolidated

      Consolidated gross profit increased 12%, or approximately $5.6 million, from $46.6 million in 2000 to $52.2 million in 2001. This increase was primarily the result of increased sales of high margin products, particularly EX-CYTE®, combined with the positive impact of the divestiture of the relatively low-margin source plasma business (with the exception of the 2001 Seramed sales of $0.8 million previously discussed). Gross margin increased from 32% in 2000 to 48% in 2001, largely as a result of the sales mix reflecting the increased sales of EX-CYTE®, the impact from sales of higher margin specialty antibodies representing a larger percentage of total sales in 2001 compared with 2000, and the decline in sales of the relatively low margin non-specialty antibodies resulting from the disposition of the Seramed business. Gross profit from Seramed was approximately $0.5 million and $0.9 million in 2000 and 2001, respectively.

Biotech Products

      Gross profits from Biotech Products increased approximately $5.4 million, or 59%, from $9.1 million in 2000 to $14.5 million in 2001. The increase was attributable to increased sales of EX-CYTE®. Gross margin for the Biotech Product segment remained relatively stable, decreasing from 77% in 2000 to 76% in 2001.

Diagnostic Products

      Gross profit from Diagnostic Products decreased $0.1 million from $16.3 million in 2000 to $16.2 million in 2001. Gross margins for the Diagnostic Products remained relatively stable, decreasing from 49% in 2000 to 47% in 2001.

Therapeutic Products

      Gross profit from Therapeutic Products increased approximately $0.3 million, or 1%, from $21.2 million in 2000 to $21.5 million in 2001. This increase was primarily due to the sales of fully reserved product from Seramed previously discussed. Gross margin increased from 21% in 2000 to 38% in 2001 as a result of the divestiture of the relatively low-margin source plasma business (with the exception of the 2001 Seramed sales of $0.8 million previously discussed). Gross profit from Seramed was approximately $0.5 million and $0.9 million in 2000 and 2001, respectively.

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

RESEARCH AND DEVELOPMENT

      Consolidated research and development expenses increased 143%, or $1.0 million, from $0.7 million in 2000 to $1.7 million in 2001. As a percentage of revenues, the investment in research and development increased from 1% in 2000 to 2% in 2001. The majority of the growth in 2001 occurred at the Company’s research and development laboratory in Scotland, where the Company increased the number of its scientists in order to more quickly pursue development projects for new monoclonal antibody products and other products related to the cell culture market. As previously mentioned, the Intergen acquisition greatly expanded the Company’s research and development capabilities. A significant amount of the research and development currently performed at the Company’s United States based facilities, acquired through the Intergen transaction, is related to the development of applications for certain technologies and products by working closely with customer requirements.

SPECIAL (CREDITS) CHARGES, NET

      During 2001, the Company recorded a charge of approximately $0.2 million representing severance costs associated with the departure of the Company’s former Chief Financial Officer. This severance was paid out over a one-year period beginning in October 2001. Also, during June 2001, the Company wrote off approximately $0.9 million of incremental external due diligence costs related to the evaluation of the potential acquisition of Intergen. At the time of the write-off, the Company did not consider the acquisition probable of being completed. All eligible costs incurred with respect to the eventual acquisition subsequent to the resumption of negotiations with Intergen later in 2001 were capitalized as part of the cost of the acquisition. Additionally, during 2001, the Company reversed approximately $0.8 million of previously accrued amounts related to the cancellation of a software development contract in 1999, under which a third party vendor was assisting the Company in developing a donor center automation system. This amount had been accrued as part of a $4.2 million charge to write off previously capitalized costs and accrue for estimated remaining costs related to the project. During 2001, the Company received a favorable ruling in its arbitration case related to these costs in which the arbitrator ruled that the Company had no further obligation to the vendor. Also during 2001, the Company recorded an adjustment of approximately $0.3 million to reverse a pre-acquisition contingency accrual that was initially recorded when the Company acquired Serologicals Proteins in 1998.

      Special (credits) charges, net for 2000 consisted of costs incurred related to the divestiture of Seramed, and the $2.0 million benefit from an insurance settlement of a product liability claim. Also in 2000, the Company recorded an asset impairment charge totaling $0.3 million, along with approximately $1.3 million of charges associated with termination benefits, lease terminations and other costs associated with the divestiture of the non-specialty antibody business. The Company realized a gain on the disposal of Seramed totaling approximately $0.2 million.

OTHER EXPENSE, NET

      Consolidated other expense, net, which primarily consists of amortization of goodwill and other intangible assets and gains and losses from foreign currency translations, decreased approximately $0.9 million, or 38%, from $2.4 million in 2000 to $1.5 million in the current year. The decrease was almost entirely due to the decrease in goodwill amortization resulting from the sale of Seramed.

INTEREST (INCOME) EXPENSE, NET

      The Company recorded net interest income of $1.1 million in 2001 compared with net interest expense of $1.2 million in 2000. The Company maintained significantly higher cash balances in 2001 compared with 2000, but these higher balances were offset by lower interest rates during 2001. In August 2000, the Company repaid all of its outstanding borrowings under its credit facility with cash proceeds received from the Seramed sale.

PROVISION FOR INCOME TAXES

      The provision for income taxes as a percentage of income before taxes decreased from 38% in 2000 to 36% in 2001, primarily as a result of the reduction in the amount of non-deductible goodwill resulting from the sale of Seramed in August 2000.

Liquidity and Capital Resources

      The following table sets forth certain indicators of consolidated financial condition and liquidity of the Company as of the following fiscal year ends (in thousands):

	2002	2001	2000

Cash and cash equivalents	$12,850	$10,780	$22,492
Working capital	65,468	55,156	56,790
Total debt and capital lease obligations	424	4,576	13
Stockholders’ equity	170,370	152,475	118,707
Total debt to equity ratio	0.2%	3.0%	—

      The Company has three principal sources of near-term liquidity: (1) existing cash and cash equivalents; (2) cash generated by operations; and (3) borrowing capacity under the Company’s revolving credit facility (the “Revolver”).

      On February 11, 2003 in connection with the proposed Chemicon acquisition the Company announced its plans to enter into a $100.0 million, five-year term loan. This term loan, combined with a new four year revolving credit facility, which is currently expected to be $25.0 million, will replace the Company’s existing $65.0 million facility. The proceeds from the $100.0 million term loan will be used to fund the purchase of Chemicon and associated transaction costs. Management believes the Company’s liquidity and capital resources are sufficient to meet its working capital, capital expenditure, debt repayment obligations and other anticipated cash requirements over the next twelve months and may be available for use in acquisitions.

      Net cash provided by operating activities in 2002 was $17.2 million, as compared to net cash provided by operating activities of $21.6 million in 2001. The decrease was primarily attributable to a $2.5 million incremental increase in working capital in 2002 versus 2001, lower net income of $3.1 million, and $2.9 million less in tax benefits from exercises of stock options, offset by an increase in non-cash special charges of $1.9 million and non-cash deferred income tax provision of $2.5 million in 2002 compared with $1.2 million in 2001. The increased investment in working capital was primarily due to an $11.2 million increase in accounts receivable in 2002, compared with a $7.7 million increase in 2001, and a $2.0 million increase in other assets in 2002, compared with a decrease of $2.7 million in 2001, offset by a decrease between years of approximately $3.3 million in income tax receivables. The accounts receivable year over year changes were primarily due to timing of sales and cash receipts.

      Net cash used in investing activities in 2002 was $12.8 million, compared with net cash used in investing activities of $46.5 million in 2001. Investing activities in 2002 related primarily to capital expenditures of $12.5 million, whereas 2001 included the acquisition of Intergen for $41.4 million, and capital expenditures of $5.1 million.

      Net cash used in financing activities in 2002 was $2.3 million, compared with net cash provided by financing activities of $13.1 million in 2001. Financing activities in 2002 consisted of $4.0 million in payments on long-term debt and capital obligations, $0.5 million related to costs to amend and extend the Company’s revolving line of credit and $0.3 million used to repurchase 20,000 shares of the Company’s common stock in a private transaction with a director, offset by $2.7 million in proceeds from the exercise of stock options and the purchase of stock through other Company stock ownership plans. Financing activities in 2001 consisted of cash proceeds of approximately $13.3 million from the exercise of stock options and the purchase of stock through other Company stock ownership plans.

      Capital expenditures in 2002 consisted primarily of the following major projects: (1) implementation of an Enterprise Resource Planning (“ERP”) system; (2) buildout of the expanded monoclonal manufacturing operations in Scotland; (3) completion of the expansion of the Company’s manufacturing facility in Toronto, Ontario; and (4) leasehold improvements associated with the relocations of certain human plasma donor centers. Capital expenditures in 2001 consisted primarily of the following major projects: (1) leasehold improvement associated with the relocation of the Company’s corporate headquarters; (2) completion of various expansion projects at Serological Proteins; and (3) various information systems initiatives.

      During 2003, the Company anticipates capital expenditures of approximately $30.0 million to $34.0 million. The most significant expenditure will be the construction of a second EX-CYTE® manufacturing facility in Lawrence, Kansas and the completion of leasehold improvements associated with relocations of certain donor centers. The total cost of the EX-CYTE® manufacturing facility is currently estimated to be $28.0 million, of which approximately $24.0 million is expected to be expended in 2003. The plant is expected to begin production of validated product in the first half of 2004.

      In October 2002, the Company’s Board of Directors authorized a program to repurchase up to 2,000,000 shares of its outstanding common stock between October 2002 and December 31, 2004. The repurchases will be made from time to time in the open market, in block trades or in private transactions, subject to price, market and general business conditions. Through March 25, 2003, the Company has not purchased any shares under this program.

      As of December 29, 2002, the Company had outstanding debt of approximately $0.4 million consisting of capital leases acquired through the Intergen acquisition on December 13, 2001. The Company has no borrowings outstanding under its Revolver. The following table sets forth the Company’s contractual obligations as of December 29, 2002 (in thousands):

	Payment due by period

	Total	1 year	2-3 years	4-5 years	5+ years

Operating lease obligations	$19,675	$3,302	$5,921	$4,473	$5,979
Capital lease obligations	424	385	39	—	—

	$20,099	$3,687	$5,960	$4,473	$5,979

      As previously discussed, the Company expects to enter into a $100.0 million, five year term loan. The proceeds from the $100.0 million term loan will be used for the purchase of Chemicon and associated transaction costs. The new facility and term loan are expected to have financial covenants. The Company is still in the process of negotiating the covenants under this the new facility and term loan. Payments under the term are expected to be payable in quarterly installments. The following table reflects the expected payments under the term loan:

2003	$750
2004	7,750
2005	17,500
2006	27,500
2007	36,750
2008	9,750

$100,000

      At December 29, 2002 the Company has a commitment with a vendor, which requires the Company to use the vendor in connection with the processing of BSA at the Toronto facility for a minimum of $120,000 per quarter. The contract can be terminated by the Company or the supplier at any time with 180 days’ notice. The contract automatically renews after the initial three year term on a rolling one-year basis.

      The Company has no off-balance sheet financing arrangements and has not created any special purpose entities. Additionally, the Company does not undertake any trading activities within its business with respect to non-exchange traded contracts accounted for at fair value.

Market Risk

      The Company is exposed to market risk from changes in foreign currency exchange rates and, to a lesser extent, interest rates, which could affect its future results of operations and financial condition. The Company manages its exposure to these risks through its regular operating and financing activities.

     Foreign Currency Exchange Rates

      The Company’s foreign-based operations are conducted through manufacturing operations located in the United Kingdom and Canada. In 2002, 2001 and 2000, foreign-based operations accounted for approximately 17%, 15% and 10% of net sales and approximately 39%, 17% and 16% of income from operations, respectively. The net investments in foreign subsidiaries translated into dollars using year-end exchange rates at December 29, 2002, is $16.9 million. The potential loss in fair value impacting other comprehensive income resulting from a hypothetical 10% change in quoted foreign currency exchange rates amounts to $1.7 million. The Company does not use derivative financial instruments to hedge its exposure to changes in foreign currency exchange rates.

      The functional currency of the Company’s U.K. operations is the British pound sterling, and the functional currency for the Company’s Canadian operations based in Toronto is the Canadian dollar. Fluctuations in foreign exchange rates can impact operating results, including net revenues and expenses, when translations of the subsidiary financial statements are made in accordance with SFAS No. 52, “Foreign Currency Translation.” Furthermore, the Company transacts business in various foreign currencies, subjecting it to exposure from movements in the exchange rates of those countries. However, a large portion of the Company’s sales to foreign countries is denominated in U.S. currency, thus mitigating a significant portion of this risk. It has not been the Company’s practice to hedge its assets and liabilities in these countries or its intercompany transactions and, accordingly, the Company has not used derivatives or other off-balance sheet items to manage any significant foreign currency exchange risk. In 2002, 2001 and 2000, the Company recorded foreign currency transaction gains (losses) of approximately $11,000, $44,000 and $(63,000), respectively.

Recent Accounting Pronouncements

      In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, a gain or loss on settlement will be recognized. The Company plans to adopt SFAS No. 143 in the first quarter of 2003. The adoption of SFAS No. 143 is not expected to have a material impact on the Company’s financial position or results of operations.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146”). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“Issue No. 94-3”). The principal difference between SFAS No. 146 and Issue No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion reached by the FASB in SFAS No. 146 is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in Issue No. 94-3. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 30, 2002. The Company adopted SFAS No. 146 effective December 30, 2002. Adoption of SFAS No. 146 did not have a significant effect on the Company’s consolidated results of operations or financial position.

      In November 2002, the FASB issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such a guarantee. FIN 45 also requires additional disclosure about the guarantor’s obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 30, 2002 and the disclosure requirements are effective after December 15, 2002. The Company does not have any material guarantees at December 29, 2002. Adoption of FIN 45 will not have a significant effect on the Company’s results of operations or financial position.

Outlook

      The Company’s activities in 2003 will be largely focused on several major initiatives. The Company expects to close the Chemicon acquisition at the end of March 2003. While there is expected to be minimal integration of the functional operating activities, we will begin to implement programs to effectively cross sell the products of the combined companies through our sales force and distribution network. We will also explore potential for cost synergies related to research products in existing Serologicals’ facilities. The Company will finance the Chemicon acquisition with proceeds from a $100.0 million 5-year term loan. As a result, the Company will be exposed to interest rate risk, particularly given that interest rates are currently at historic lows. The Company plans to enter into one or more agreements using some combination of interest rate swaps, caps or similar instruments that will provide protection from rising rates on a minimum of $50.0 million of the borrowings.

      The second major effort ongoing during 2003 is the construction of our second EX-CYTE® manufacturing facility in Lawrence, Kansas. The Company expects sales of EX-CYTE® to be at or near manufacturing capacity at the existing facility. We expect that substantially all of the construction will be complete by the end of the year and that during the first three to six months of 2004 the validation and commissioning of the plant will be completed.

      The Company continues to experience uneven demand for its specialty antibody products and 2003 revenues from the products could decline from prior year levels. The demand for the vaccinia antibody product is primarily dependent on order flow from the Centers for Disease Control and Prevention (“CDC”) to its supplier, and our customer, Cangene. The Company is currently fulfilling its second purchase order for 15,000 liters of this product. There can be no assurance that there will be additional orders during 2003 for this product. In addition, demand for the Company’s other Therapeutic Products may decline from 2002 levels, primarily due to soft demand for anti-D antibodies and decreases for anti-hepatitis B due to our customers’ high inventory levels. The Company will continue to evaluate the optimal structure of its donor center network to meet the expected demand for its products.

      In addition, sales of BSA are expected to increase now that the Toronto facility became fully operational in January 2003. Sales of monoclonal blood typing products are expected to increase during 2003 as we believe the manufacturing issues experienced during 2002 at our facility in Scotland impacting our production capabilities have been successfully resolved.

      The Company expects to continue to increase its investment in research and development activities, primarily associated with cell culture media products and alternative fractionation methods.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

      Quantitative and qualitative disclosures about market risk are discussed under the caption “Market Risk” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 8.	Financial Statements and Supplementary Data

      The information required in this item is contained in the index to the Company’s consolidated financial statements located on Page F-1 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On May 29, 2002, the Board of Directors of the Company, upon recommendation of the Audit Committee, adopted a resolution to dismiss the Company’s independent public accountants, Arthur Andersen LLP, and engage Deloitte & Touche LLP as the Company’s independent public accountants for the fiscal year ending December 29, 2002 effective upon the acceptance of the Company as a client by Deloitte & Touche LLP, which occurred on June 12, 2002.

      Arthur Andersen LLP’s prior audit reports on the Company’s financial statements for each of the two fiscal years in the period ended December 30, 2001 contained no adverse opinion or disclaimer of opinion nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles. During each of the two fiscal years of the Company in the period ended December 30, 2001 and through June 12, 2002, there were no disagreements between the Company and Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Arthur Andersen LLP’s satisfaction, would have caused Arthur Andersen LLP to make reference to the subject matter of the disagreement in connection with their reports; and during such period there were no “reportable events.”

      During the Company’s two fiscal years in the period ended December 30, 2001 and through June 12, 2002, the Company did not consult Deloitte & Touche LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements or any other matters or reportable events.

PART III.

Item 10.	Directors and Executive Officers of the Registrant

      For information on Directors of the Company, the section under the heading “Information As to Nominees and Other Directors” and under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” within the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 16, 2003 (the “Company’s 2003 Proxy Statement”), which the Company intends to file within 120 days after the end of the Company’s fiscal year ended December 29, 2002, is incorporated herein by reference. See Item 4A in Part I of this report for information regarding the Executive Officers of the Company.

Item 11.	Executive Compensation

      The following table sets forth a summary information about compensation plans:

	Number of	Weighted-	Number of
	securities to be	average	securities
	issued upon	exercise price of	remaining available
	exercise of	outstanding	for future issuance
	outstanding	options,	under equity
	options, warrants	warrants	compensation
Plan Category	and rights	and rights	plans

Equity compensation plans approved by security holders	2,248,876	$13.46	2,112,000
Equity compensation plans not approved by security holders	—	—	420,500

Total	2,248,876	$13.46	2,532,500

      For descriptions of equity compensation plans, refer to the heading “Stock Compensation Plans” in Note 5 to our consolidated financial statements contained within Item 15 of this Annual Report on Form 10-K.

      The sections under the heading “Executive Compensation” within the Company’s 2003 Proxy Statement, are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The section under the heading “Security Ownership of Certain Stockholders and Management” within the Company’s 2003 Proxy Statement, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      The section under the heading “Certain Relationships and Related Transactions” within the Company’s 2003 Proxy Statement is incorporated by reference.

Item 14.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

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

(b) Changes in internal controls.

N/ A

PART IV.

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) Financial Statements

      The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

(a) (2) Financial Statement Schedules

      Schedule II — Valuation and Qualifying Accounts

      All other schedules have been omitted because the information is not required or is not so material as to require submission of the schedule, or because the information is included in the financial statements or the notes thereto.

(b) Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended December 29, 2002.

(c) Exhibits

2.1	Asset Purchase and Sale Agreement dated May 31, 2000, by and between Serologicals Corporation and Aventis Bio-Services, Inc. (Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 25, 2000 is hereby incorporated by reference).
2.2	Plan and Agreement of Merger dated November 5, 2001, by and among Serologicals Corporation, Intergen Company, L.P., Serocor Incorporated, and Intergen Investors, L.P. (Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated December 19, 2001, is hereby incorporated by reference).
2.2.1	Amendment to Plan and Agreement of Merger dated December 13, 2001 (Exhibit 2.2 to the Company’s Current Report on Form 8-K, dated December 19, 2001, is hereby incorporated by reference).
2.3	Earnout Agreement dated December 13, 2001 by and among Serologicals Corporation, Intergen Investors L.P., STJ Bio Corp., Spencer Paige Corp., Ronald Dilling, Donald Gutenkunst, President and Fellows of Harvard College, and University of Illinois Foundation (Exhibit 2.3 to the Company’s Current Report on Form 8-K, dated December 19, 2001, is hereby incorporated by reference).
2.4	Agreement of Purchase and Sale, dated November 30, 1998, between Serologicals Corporation and Bayer Corporation (Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated January 12, 1999, is hereby incorporated by reference).
2.4.1	First Amendment to the Agreement of Purchase and Sale, dated December 29, 1998, between Serologicals Corporation and Bayer Corporation (Exhibit 2.2 to the Company’s Current Report on Form 8-K, dated March 15, 1999, is hereby incorporated by reference).
2.5	Security Purchase Agreement dated February 11, 2003 between Serologicals Research Products, Inc. and Falcon International Investment Holdings LLC.*
2.6	European Purchase Agreement dated February 11, 2003 between Serologicals Research Products, Inc. and Falcon International Investment Holdings LLC.*
3.1	Amended and Restated Certificate of Incorporation.*

3.2	Amended and Restated By-laws (Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (File No. 33-91176), effective June 14, 1995, is hereby incorporated by reference).
4.1	Specimen Common Stock Certificate (Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 33-91176), effective June 14, 1995, is hereby incorporated by reference).
4.2.1	Specimen Form of Rights Certificate (incorporated herein by reference to Exhibit 2.1 of the Registration Statement on Form 8-A filed August 10, 1999).
4.2.2	Form of Rights Agreement, dated as of August 2, 1999, between the Company and State Street Bank & Trust Company, N.A. (incorporated herein by reference to Exhibit 2.2 of the Registration Statement on Form 8-A filed August 10, 1999).
4.2.3	Form of Certificate of Designation, Preferences and Rights of Series B Preferred Stock (incorporated herein by reference to Exhibit 2.3 of the Registration Statement on Form 8-A filed August 10, 1999).
4.2.4	Summary of Rights Plan (incorporated herein by reference to Exhibit 2.4 of the Registration Statement on Form 8-A filed August 10, 1999).
10.1	Fourth Amended and Restated Credit Agreement, dated as of April 25, 2002, between the Company and Bank of America, N.A., JP Morgan Chase Bank, Branch Banking and Trust Company, and PNC Bank, National Association. (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2002 is hereby incorporated by reference).
10.2	Employment Agreement between the Company and Robert P. Collins (Exhibit 10.1 to the Company’s Quarterly Report on Form 10Q for the period ended September 30, 2001 is incorporated herein by reference).†
10.3	1994 Second Amended and Restated Omnibus Incentive Plan, as Amended (Exhibit 10.7.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 25, 2000 is hereby incorporated by reference).†
10.3	Forms of Stock Option Agreement (Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 33-91176), effective June 14, 1995, is hereby incorporated by reference).†
10.4.1	Forms of Second Revised Stock Option Agreements.*†
10.4.2	Forms of Third Revised Stock Option Agreements.*†
10.5	Amended and Restated 1995 Non-Employee Directors’ Stock Option Plan, as Amended (Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2000 is hereby incorporated by reference).†
10.6	Form of Indemnification Agreement (Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 33-91176), effective June 14, 1995, is hereby incorporated by reference).
10.7	1996 Employee Stock Purchase Plan.*†
10.8	Serologicals Corporation 1996 UK Sharesave Scheme.*†
10.9	Transition Agreement between the Company and P. Anne Hoppe (Exhibit 10.17.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 26, 2000 is hereby incorporated by reference).†
10.10	Forms of Senior Executive Severance Agreement (Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the period ended December 27, 1998 is hereby incorporated by reference).
10.11	Forms of Executive Severance Agreement (Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the period ended December 27, 1998 is hereby incorporated by reference).
10.12	Employment Agreement between the Company and Peter J. Pizzo, III. (Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the period ended December 26, 1999 is hereby incorporated by reference).†

10.12.1	Severance Agreement between the Company and Peter J. Pizzo, III. (Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2001 is hereby incorporated by reference).†
10.13	Employment Agreement between the Company and Harold W. Ingalls (Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2001 is hereby incorporated by reference).†
10.14	Amended and Restated Compensation Plan for Non-Employee Directors (Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the period ended June 25, 2000 is hereby incorporated by reference).†
10.15	Employment Agreement between the Company and David A. Dodd (Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the period ended June 25, 2000 is hereby incorporated by reference).†
10.16	Employment Agreement between the Company and Jeffrey D. Linton (Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the period ended September 24, 2000 is hereby incorporated by reference).†
10.17	Lease Agreement dated October 6, 2000 between the Company and Spalding Triangle, L.L.C. (Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the period ended September 24, 2000 is hereby incorporated by reference).
10.18	Employment Agreement between the Company and Sue Sutton-Jones (Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 is hereby incorporated by reference).†
10.19	Employment Agreement between the Company and Thomas H. Trobaugh (Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2001 is hereby incorporated by reference).†
10.19.1	Severance Agreement between the Company and Thomas H. Trobaugh.*†
10.20	Employment Agreement between the Company and Joseph T. Kozma (Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the period ending December 30, 2001 is hereby incorporated by reference).†
10.21	Employment Agreement between the Company and Roland Gerritsen van der Hoop, M.D., Ph.D. (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2002 is hereby incorporated by reference).†
10.22	Employment Agreement between the Company and James J. Kramer, Ph. D. (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2002 is hereby incorporated by reference).†
10.23	Employment Agreement between the Company and David L. Bellitt.*†
10.24	Guaranty Agreement dated February 11, 2003 by and among Serologicals Research Products, Inc., The Beckman Family Trust, David Alan Beckman, Keiko Koga Beckman and Falcon International Investment Holdings LLC.*
10.25	Employment Agreement between the Company and Keith J. Thompson.*†
21	Subsidiaries of the Company.*
23.1	Consent of Deloitte & Touche LLP.*
99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

†	Compensatory Plan or Arrangement

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Serologicals Corporation has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 2003.

SEROLOGICALS CORPORATION
(Registrant)

By:	/s/ DAVID A. DODD

David A. Dodd
President & Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Serologicals Corporation and in the capacities indicated on March 25, 2003:

Signature	Title

/s/ DAVID A. DODD David A. Dodd	President, Chief Executive Officer and Director

/s/ HAROLD W. INGALLS Harold W. Ingalls	Vice President, Finance and Chief Financial Officer

/s/ SAMUEL R. SCHWARTZ Samuel R. Schwartz	Corporate Controller and Chief Accounting Officer

/s/ DESMOND H. O’CONNELL Desmond H. O’Connell	Chairman of the Board of Directors

/s/ GEORGE M. SHAW, M.D., PH.D. George M. Shaw, M.D., Ph.D.	Director

/s/ LAWRENCE E. TILTON Lawrence E. Tilton	Director

/s/ RONALD G. GELBMAN Ronald G. Gelbman	Director

/s/ WADE FETZER, III Wade Fetzer, III	Director

/s/ GERARD M. MOUFFLET Gerard M. Moufflet	Director

/s/ RALPH E. CHRISTOFFERSEN, PH.D. Ralph E. Christoffersen, Ph.D.	Director

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, David A. Dodd, certify that

1.	I have reviewed this Annual Report on Form 10-K of Serologicals Corporation;

2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.	Based on my knowledge, the financial statements and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

(c)	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/ DAVID A. DODD _________________________________________ David A. Dodd
President, Chief Executive Officer and Director

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Harold W. Ingalls, certify that

1.	I have reviewed this Annual Report on Form 10-K of Serologicals Corporation;

2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.	Based on my knowledge, the financial statements and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c.	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/ HAROLD W. INGALLS _________________________________________ Harold W. Ingalls
Vice President, Finance and
Chief Financial Officer

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders of
Serologicals Corporation:

      We have audited the consolidated balance sheet of SEROLOGICALS CORPORATION AND SUBSIDIARIES (the “Company”) as of December 29, 2002, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 29, 2002 listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit. The consolidated financial statements of Serologicals Corporation as of December 30, 2001, and for each of the two years in the period ended December 30, 2001, before the revisions described in Notes 2 and 12 to the consolidated financial statements, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated February 25, 2002.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, such 2002 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the year ended December 29, 2002, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”, (“SFAS 142”), which was adopted by the Company as of December 31, 2001.

      As discussed above, the consolidated financial statements of the Company as of December 30, 2001 and for each of the two years in the period ended December 30, 2001 were audited by other auditors who have ceased operations. As described in Note 2, these consolidated financial statements have been revised to include the disclosures required by SFAS 142. As described in Note 12, the Company changed the composition of its reportable segments in 2002, and the amounts in the 2001 and 2000 consolidated financial statements relating to reportable segments have been revised to conform to the 2002 composition of reportable segments. We audited the adjustments described in Note 12 that were applied to revise the disclosure for reportable segments reflected in the 2001 and 2000 consolidated financial statements. We also audited the SFAS 142 disclosures described in Note 2. In our opinion, such adjustments and disclosures are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of the Company other than with respect to such adjustments and disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia

February 28, 2003

COPY OF REPORT PREVIOUSLY ISSUED BY THE COMPANY’S

FORMER INDEPENDENT PUBLIC ACCOUNTANTS

NOTE: We could not obtain permission of Arthur Andersen LLP to the inclusion in this Annual Report on Form 10-K of their Report of Independent Public Accountants issued on February 25, 2002. This is a copy of a report previously issued by Arthur Andersen LLP, the Company’s former independent accountants. The Arthur Andersen LLP report refers to certain financial information for the year ended December 26, 1999 and certain balance sheet information at December 31, 2000, which are no longer included in the accompanying financial statements. Additionally, the schedule referred to below has been included in Item 15 in the 2002 Annual Report on Form 10-K. Arthur Andersen LLP has not reissued this report in connection with the filing of this Annual Report on Form 10-K.

To Serologicals Corporation:

      We have audited the accompanying consolidated balance sheets of SEROLOGICALS CORPORATION (a Delaware corporation) AND SUBSIDIARIES as of December 30, 2001 and December 31, 2000 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three fiscal years ended December 30, 2001. These financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule included in Item 14 of the Company’s Form 10-K is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Atlanta, Georgia

February 25, 2002

SEROLOGICALS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 29, 2002 and December 30, 2001
(in thousands, except share amounts)

	2002	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,850	$10,780
Trade accounts receivable, less allowance for doubtful accounts of $822 and $1,975 at December 29, 2002 and December 30, 2001, respectively	35,868	24,652
Inventories	26,305	31,595
Income tax receivable	780	4,201
Other current assets	5,912	4,144

Total current assets	81,715	75,372

PROPERTY AND EQUIPMENT, net	55,461	48,869

OTHER ASSETS:
Goodwill	39,226	35,360
Patents and proprietary know-how, net	10,704	11,471
Intangible assets, net	3,508	3,696
Other, net	551	570

Total other assets	53,989	51,097

Total assets	$191,165	$175,338

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$385	$3,125
Accounts payable	5,361	5,955
Accrued liabilities	9,833	10,711
Deferred revenue	668	425

Total current liabilities	16,247	20,216

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current maturities	39	1,451

DEFERRED INCOME TAXES	4,116	858

OTHER LIABILITIES	393	338

COMMITMENTS AND CONTINGENCIES (NOTE 7) STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 1,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 50,000,000 shares authorized, 27,730,053 and 27,455,790 shares issued and outstanding at December 29, 2002 and December 30, 2001, respectively	277	275
Additional paid-in capital	118,116	114,489
Retained earnings	72,211	58,262
Accumulated other comprehensive income (loss)	113	(551)
Less: common stock held in treasury (3,288,000 and 3,268,000 shares at December 29, 2002 and December 30, 2001, respectively)	(20,347)	(20,000)

Total stockholders’ equity	170,370	152,475

Total liabilities and stockholders’ equity	$191,165	$175,338

The accompanying notes are an integral part of these consolidated balance sheets.

SEROLOGICALS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 29, 2002, December 30, 2001 and December 31, 2000
(in thousands, except share and per share amounts)

	2002	2001	2000

NET SALES	$145,470	$109,792	$147,760
COSTS AND EXPENSES:
Cost of sales	76,627	57,627	101,113
Selling, general and administrative expenses	37,974	23,521	21,777
Research and development	5,628	1,665	710
Special charges (credits), net	3,228	61	(414)

OPERATING INCOME	22,013	26,918	24,574
Other expense, net	951	1,471	2,376
Interest (income) expense, net	(398)	(1,139)	1,233

INCOME BEFORE INCOME TAXES	21,460	26,586	20,965
PROVISION FOR INCOME TAXES	7,511	9,494	8,048

NET INCOME	$13,949	$17,092	$12,917

NET INCOME PER COMMON SHARE:
Basic	$0.57	$0.72	$0.57

Diluted	$0.56	$0.70	$0.56

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	24,356,852	23,748,764	22,814,855

Diluted	24,837,205	24,438,505	23,283,393

The accompanying notes are an integral part of these consolidated statements.

SEROLOGICALS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 29, 2002, December 30, 2001 and December 31, 2000
(in thousands, except share amounts)

					Accumulated
					Other
	Common Stock		Additional		Comprehensive	Treasury Stock
			Paid-In	Retained	Income
	Shares	Amount	Capital	Earnings	(Loss)	Shares	Amount	Total

BALANCE, December 26, 1999	24,912,823	$249	$91,383	$28,253	$362	(2,611,155)	$(17,023)	$103,224
Comprehensive income:
Net income	—	—	—	12,917	—	—	—	12,917
Foreign currency translation adjustments, net of tax of $278	—	—	—	—	(506)	—	—	(506)

Comprehensive income	—	—	—	12,917	(506)	—	—	12,411

Exercise of stock options	1,130,907	11	3,232	—	—	—	—	3,243
Shares issued through employee stock purchase plan	45,065	1	188	—	—	—	—	189
Tax effect of stock option exercise	—	—	2,617	—	—	—	—	2,617
Repurchase of common stock	—	—	—	—	—	(656,845)	(2,977)	(2,977)

BALANCE, December 31, 2000	26,088,795	261	97,420	41,170	(144)	(3,268,000)	(20,000)	118,707
Comprehensive income:
Net income	—	—	—	17,092	—	—	—	17,092
Foreign currency translation adjustments, net of tax of $209	—	—	—	—	(407)	—	—	(407)

Comprehensive income	—	—	—	17,092	(407)	—	—	16,685

Exercise of stock options	1,241,185	12	13,122	—	—	—	—	13,134
Conversion of common stock warrants	98,530	1	(1)	—	—	—	—	—
Shares issued through employee stock purchase plans	27,280	1	178	—	—	—	—	179
Deferred and other compensation	—	—	91	—	—	—	—	91
Tax effect of stock option exercise	—	—	3,679	—	—	—	—	3,679

BALANCE, December 30, 2001	27,455,790	275	114,489	58,262	(551)	(3,268,000)	(20,000)	152,475
Comprehensive income:
Net income	—	—	—	13,949	—	—	—	13,949
Foreign currency translation adjustments, net of tax of $357	—	—	—	—	664	—	—	664

Comprehensive income	—	—	—	13,949	664	—	—	14,613

Exercise of stock options	249,405	2	2,323	—	—	—	—	2,325
Shares issued through employee stock purchase plans	24,858	—	326	—	—	—	—	326
Deferred and other compensation	—	—	198	—	—	—	—	198
Repurchase of common stock	—	—	—	—	—	(20,000)	(347)	(347)
Tax effect of stock option exercise	—	—	780	—	—	—	—	780

BALANCE, December 29, 2002	27,730,053	$277	$118,116	$72,211	$113	(3,288,000)	$(20,347)	$170,370

The accompanying notes are an integral part of these consolidated statements.

SEROLOGICALS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 29, 2002, December 30, 2001 and December 31, 2000
(in thousands)

	2002	2001	2000

OPERATING ACTIVITIES:
Net income	$13,949	$17,092	$12,917

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,947	6,169	7,472
Loss on disposal of assets	—	39	—
Tax benefit from exercise of stock options	780	3,679	2,617
Deferred and other compensation	198	91	—
Deferred income tax provision	2,457	1,196	6,535
Non-cash special charges (credits), net	882	(1,062)	(1,386)
Changes in operating assets and liabilities, net of acquisitions and dispositions of businesses:
Trade accounts receivable, net	(11,216)	(7,745)	16,432
Inventories	2,098	1,969	11,045
Income tax receivable	3,421	128	(583)
Other assets	(1,962)	2,658	(3,758)
Accounts payable	(594)	(1,853)	(2,123)
Accrued liabilities	(1,337)	(1,400)	(2,818)
Deferred revenue	243	392	(1,352)
Other, net	1,313	276	(787)

Total adjustments	3,230	4,537	31,294

Net cash provided by operating activities	17,179	21,629	44,211

INVESTING ACTIVITIES:
Purchases of property and equipment	(12,509)	(5,081)	(9,560)
Purchases of businesses, net of cash acquired	(327)	(41,369)	(3,460)
Disposition of business, net of cash expenses paid	—	—	20,097

Net cash (used in) provided by investing activities	(12,836)	(46,450)	7,077

FINANCING ACTIVITIES:
Net payments on revolving line of credit	—	—	(30,000)
Payments on long-term debt and capital lease obligations	(4,040)	(204)	(2,554)
Proceeds from stock plans and warrants	2,651	13,313	3,432
Repurchase of common stock	(347)	—	(2,977)
Other	(537)	—	9

Net cash (used in) provided by financing activities	(2,273)	13,109	(32,090)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,070	(11,712)	19,198
CASH AND CASH EQUIVALENTS, beginning of year	10,780	22,492	3,294

CASH AND CASH EQUIVALENTS, end of year	$12,850	$10,780	$22,492

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued acquisition consideration	$—	$570	$—
Accrued purchase of property and equipment	—	612	—

The accompanying notes are an integral part of these consolidated statements.

SEROLOGICALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 29, 2002, December 30, 2001 and December 31, 2000

1.	Organization and Business Operations

      Serologicals Corporation, a Delaware corporation, (together with its subsidiaries, the “Company” or “Serologicals”) is a global provider of biological products and enabling technologies to life science companies. The Company’s products are essential for the research, development and manufacturing of biologically based life science products. The Company’s products and technologies are used in a wide variety of applications within the areas of oncology, hematology, immunology, cardiology and infectious diseases, as well as in the study of molecular biology. The Company’s customers include many of the leading life sciences companies throughout the world.

      The Company conducts its operations at facilities located in North America and Europe. The Company operates protein fractionation facilities located in Kankakee, Illinois and in Toronto, Ontario. These facilities provide a variety of proteins used in diagnostic reagents and cell culture media components for use as additives in biotech products. A number of these products, such as bovine serum albumin (“BSA”), are primarily supplied to life science companies for use in diagnostic reagents. Additionally, these facilities produce a line of highly purified animal proteins, known as tissue culture components that are used primarily by biopharmaceutical and biotechnology companies as nutrient additives in cell culture media. One example of these media components is EX-CYTE®, which is produced through a patented manufacturing process. The Company also operates a monoclonal antibody manufacturing facility in Scotland that is engaged in the development, manufacturing and sale of monoclonal antibody products for use in diagnostic products such as blood typing reagents, and in controls for tests used for diagnosing certain infectious diseases. The Company operates a facility in Milford, Massachusetts that includes a central product distribution facility, as well as operations related to the Company’s human-sourced polyclonal antibody business and the production of substrates for use in diagnostic assays. The Company also operates a research and development laboratory in Gaithersburg, Maryland. As of December 29, 2002, the Company conducted its therapeutic operations (or blood plasma operations) through a national network of 13 donor centers that specialize in the collection of specialty human antibodies.

      The industries in which the Company operates are subject to strict regulation and licensing by the FDA and similar regulatory bodies in many of the states and foreign countries where the Company or its customers conduct business. Changes in existing federal, state or foreign laws or regulations could have an adverse effect on the Company’s business.

      Export sales from the United States represented approximately 42% of net sales in 2002, and foreign sales originating in the United Kingdom accounted for an additional 9% of net sales (Note 12). Concern over the safety of blood products has led to movements in a number of countries, particularly those in western Europe, to restrict the importation of blood and blood derivatives collected outside the countries’ borders or, in the case of certain European countries, outside Europe. To date, these efforts have not led to any meaningful restriction on the importation of blood and blood derivatives and have not adversely affected the Company. However, there can be no assurance that the impact of these or other efforts will not have a material adverse effect on the Company or its operations.

      The Company generates significant sales outside the United States and is subject to risks generally associated with international operations. The Company’s operations in Scotland and Canada, which accounted for approximately 17% of the Company’s net sales in 2002, generate certain net sales and incurs expenses in foreign currencies. Accordingly, the Company’s financial results from international operations may be affected by fluctuations in currency exchange rates.

SEROLOGICALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies

     Basis of Presentation

      The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company’s fiscal period end for financial reporting purposes is the last Sunday of each period and the fiscal year ends on the Sunday closest to December 31. Fiscal years 2002 and 2001 included 52 weeks, and fiscal year 2000 included 53 weeks.

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

      Inventories at December 29, 2002 and December 30, 2001 consisted of the following (in thousands):

	2002	2001

Raw materials	$4,167	$4,999
Work in process	4,132	4,302
Finished goods	18,006	22,294

	$26,305	$31,595

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

      Software developed or acquired for internal use is accounted for in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). SOP 98-1 requires certain direct development costs associated with internal-use software to be capitalized, including external direct costs of material and services and payroll costs for employees devoting time to the software projects. Costs incurred during the preliminary project stage, as well as for maintenance

SEROLOGICALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and training are expensed as incurred. During 2002, the Company capitalized costs associated with various projects totaling approximately $3.2 million. As of December 29, 2002, the net book value of capitalized software project costs is approximately $6.4 million. Of this total, approximately $3.4 million is included in Construction in Progress and the remainder is included in Furniture, Fixtures and Equipment.

      Property and equipment at December 29, 2002 and December 30, 2001 consisted of the following (in thousands):

	2002	2001

Land, buildings and improvements	$21,407	$11,863
Leasehold improvements	4,791	6,199
Furniture, fixtures and equipment	46,113	34,116
Construction in progress	4,901	15,391

Total property and equipment	77,212	67,569
Accumulated depreciation and amortization	(21,751)	(18,700)

Property and equipment, net	$55,461	$48,869

      Construction in progress at December 29, 2002 relates primarily to expenditures relating to the Company’s implementation of an Enterprise Resource Planning system.

      Consolidated depreciation expense was $5.7 million, $4.7 million and $4.7 million in 2002, 2001 and 2000, respectively.

     Accrued Liabilities

      Accrued liabilities at December 29, 2002 and December 30, 2001 consisted of the following (in thousands):

	2002	2001

Accrued payroll, bonuses, severance and related benefits	$4,903	$3,809
Accrued inventory purchases	156	1,089
Other	4,774	5,813

	$9,833	$10,711

     Revenue Recognition and Deferred Revenue

      The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. The Company has negotiated volume pricing discounts with certain customers that provide for a discount if certain volumes of the Company’s products are purchased. The Company defers any revenue subject to refund if the volumes are met under these arrangements until such time that the Company and the customer jointly determine that the volumes required for discount will not be achieved.

SEROLOGICALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Foreign Operations

      The financial statements of the Company’s manufacturing operations located in Scotland and Canada have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation.” Under SFAS No. 52, all balance sheet accounts are translated at the exchange rate at year-end. Income statement items are translated at the average exchange rate for the year. Translation adjustments are not included in determining net income but are accumulated and reported as a component of stockholders’ equity and comprehensive income. Realized gains and losses, which result from foreign currency transactions, are included in other expenses, net within the accompanying Consolidated Statements of Income. Realized foreign currency gains (losses) were immaterial in 2002, 2001 and 2000.

     Goodwill and Other Intangible Assets

          Goodwill

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires companies to cease amortizing goodwill and establishes a new method for testing goodwill for impairment on an annual basis (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also requires that an identifiable intangible asset which is determined to have an indefinite useful economic life not be amortized, but be separately tested for impairment using a fair value based approach. The Company adopted SFAS No. 142 effective December 31, 2001 resulting in a decrease in amortization expense of approximately $1.4 million during the year ended December 29, 2002 when compared to the year ended December 30, 2001.

      The changes in the carrying amount of goodwill during the period are summarized as follows (in thousands):

	Biotechnology	Diagnostic	Therapeutic
	Products	Products	Products	Total

Balance as of December 30, 2001	$24,320	$2,626	$8,414	$35,360
Goodwill acquired during the year	2,899	967	—	3,866

Balance as of December 29, 2002	$27,219	$3,593	$8,414	$39,226

      During 2002, the Company tested goodwill and intangible assets with indefinite useful lives for impairment as of December 31, 2001, as required by SFAS No. 142, utilizing a combination of valuation techniques including the expected present value of future cash flows, a market multiple approach, and a comparable transaction approach. The analysis did not result in an impairment during fiscal 2002. As of December 29, 2002 the Company does not believe any of its goodwill or long-lived assets are impaired.

      Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over periods ranging from 22 1/2 to 25 years. Prior to the divestiture of Seramed in 2000, the Company amortized goodwill over periods ranging from 13 to 25 years. Had the Company accounted for goodwill and intangibles with

SEROLOGICALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

indefinite useful lives consistent with the provisions of SFAS No. 142 in prior periods, the Company’s net income would have been affected as follows (in thousands, except per share data):

	2002	2001	2000

Reported net income	$13,949	$17,092	$12,917
Add back: Goodwill amortization, net of tax	—	920	1,663

Adjusted net income	$13,949	$18,012	$14,580

Basic earnings per share:
Reported net income	$0.57	$0.72	$0.57
Add back: Goodwill amortization, net of tax	—	0.04	0.07

Adjusted net income	$0.57	$0.76	$0.64

Diluted earnings per share:
Reported net income	$0.56	$0.70	$0.56
Add back: Goodwill amortization, net of tax	—	0.04	0.07

Adjusted net income	$0.56	$0.74	$0.63

     Patents and Proprietary Know-How

      In connection with the acquisition of Intergen Company, L.P. and Subsidiaries (“Intergen”), the Company acquired certain patents and proprietary know-how related to certain of Intergen’s core products and technologies. The value of these patents was determined by an independent third-party appraisal to be $11.5 million. The patents and proprietary know-how are amortized over 15 years, the average estimated useful life of the assets.

     Trademarks

      In connection with the acquisition of Intergen, the Company acquired certain trademarks associated with several of Intergen’s core products and technologies. The value of these trademarks was determined by an independent third-party appraisal to be $0.3 million. The trademarks are considered to have indefinite lives and therefore are not being amortized.

     Customer Relationships

      In connection with the acquisition of Intergen, the Company acquired certain customer relationship intangibles. The value of these customer relationships was determined by an independent third-party appraisal to be $2.5 million. The customer relationships have an estimated weighted average life of 20 years, and are amortized over this period.

     Debt Issuance Costs

      In connection with the amendment of its revolving credit facility in April 2002 (Note 6), the Company incurred certain costs. Such amounts were capitalized and are being amortized to interest (income) expense, net over three years, the term of the related facility. Debt issuance costs associated with the previous revolver of $0.7 million, net of $0.7 million in accumulated amortization was written off in 2002.

SEROLOGICALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     FDA Licenses

      In connection with the acquisitions of donor centers, the Company acquired the related licenses of the FDA-approved donor centers. The estimated fair values of the FDA licenses are capitalized and amortized on a straight-line basis over a period of 25 years.

     Non-Compete Agreements

      In connection with certain of its acquisitions, the Company entered into non-compete agreements with the sellers. Such agreements are recorded at their estimated fair market value and were amortized on a straight-line basis over the terms of the respective agreements, which range from three to five years. At December 29, 2002, these non-compete agreements were fully amortized.

      The consolidated amortization of all intangible assets was approximately $1.3 million, $1.5 million and $2.7 million in 2002, 2001 and 2000, respectively. Amortization is expected to be $1.2 million, $1.2 million, $1.1 million, $1.0 million and $1.0 million in 2003, 2004, 2005, 2006 and 2007, respectively. Amortization of debt issuance costs is included in interest (income) expense, net and amortization of the remaining amortized intangible assets are included in other expense, net within the accompanying Consolidated Statements of Income.

      The following table sets forth the gross balance and accumulated amortization of all intangible assets as of December 29, 2002 and December 30, 2001 (in thousands):

	2002		2001

		Accumulated		Accumulated
	Gross	Amortization	Gross	Amortization

Amortized intangible assets:
Patents and Proprietary Know-how	$11,500	$(796)	$11,500	$(29)
Customer Relationships	2,500	(130)	2,500	(5)
Debt Issuance Costs	537	(128)	705	(526)
FDA Licenses	655	(226)	883	(198)
Non-Compete Agreements	367	(367)	375	(338)

	$15,559	$(1,647)	$15,963	$(1,096)

Unamortized intangible assets:
Trademarks	$300	$—	$300	$—

     Earnings Per Share

      Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. The calculation of the Company’s diluted earnings per share is similar to basic earnings per share, except that net income is adjusted by the after-tax interest expense on convertible indebtedness and the weighted average number of shares includes the dilutive effect of stock options, stock awards, warrants, convertible indebtedness and similar instruments.

SEROLOGICALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	2002	2001	2000

Basic earnings per share:
Net income	$13,949	$17,092	$12,917
Weighted average shares of common stock outstanding	24,357	23,749	22,815

Net income per share	$0.57	$0.72	$0.57

Diluted earnings per share:
Net income	$13,949	$17,092	$12,917
Plus: interest expense on convertible indebtedness, net of tax	—	—	50
Net income as adjusted	$13,949	$17,092	$12,967

Weighted average shares of common stock outstanding	24,357	23,749	22,815
Effect of dilutive securities:
Stock options and warrants	466	678	324
Convertible indebtedness	—	—	138
Common stock awards	14	11	6

Weighted average shares of common stock outstanding, including dilutive instruments	24,837	24,438	23,283

Net income per share	$0.56	$0.70	$0.56

      The diluted earnings per share calculation for 2002, 2001 and 2000 excludes the effect of options to purchase approximately 0.9 million, 0.3 million and 1.8 million shares, respectively, as the option price exceeded the average market price for the Company’s stock during the period and thus their effect was anti-dilutive.

     Stock-Based Compensation Plan

      At December 29, 2002, the Company has one stock-based employee compensation plan, which is described more fully in Note 5. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for

SEROLOGICALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts):

	2002	2001	2000

Net income, as reported	$13,949	$17,092	$12,917
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,119	2,209	1,145

Pro forma net income	$12,830	$14,883	$11,772

Earnings per share:
Basic — as reported	$0.57	$0.72	$0.57
Basic — pro forma	0.53	0.63	0.52
Diluted — as reported	$0.56	$0.70	$0.56
Diluted — pro forma	0.53	0.62	0.52

      Under SFAS No. 123, the fair value of stock-based awards is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company’s stock option grants. These models also require subjective assumptions, including future stock price volatility and expected lives of each option grant. The fair value for each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2002	2001	2000

Expected life (years)	4.2	4.6	4.6
Dividend yield	0%	0%	0%
Expected stock price volatility	65%	100%	85%
Risk-free interest rate	4.14%	4.15%	6.65%

      Using these assumptions, the weighted average fair value per share of options granted in 2002, 2001 and 2000 was $10.73, $12.52 and $3.81, respectively.

     Recent Accounting Pronouncements

      In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, a gain or loss on settlement will be recognized. The Company plans to adopt SFAS No. 143 in the first quarter of 2003. The adoption of SFAS No. 143 is not expected to have a material impact on the Company’s financial position or results of operations.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“Issue No. 94-3”). The principal difference between SFAS No. 146 and Issue No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity.

SEROLOGICALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion reached by the FASB in SFAS No. 146 is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in Issue No. 94-3. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 30, 2002. The Company will adopt SFAS No. 146 effective December 30, 2002. Adoption of SFAS No. 146 will not have a significant effect on the Company’s consolidated financial position or results of operations.

      In November 2002, the FASB issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such a guarantee. FIN 45 also requires additional disclosure about the guarantor’s obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 30, 2002 and the disclosure requirements are effective after December 15, 2002. The Company does not have any material guarantees at December 29, 2002. The adoption of FIN 45 is not expected to have a material impact on the Company’s financial position or results of operations.

3.	Acquisitions, Dispositions and Special Charges (Credits), Net

Acquisitions

          Intergen Acquisition

      On December 13, 2001, the Company completed the acquisition of Intergen, a privately held limited partnership. The assets, liabilities and results of operations of Intergen have been included in the Company’s consolidated financial statements since the date of acquisition. Intergen was a developer, manufacturer and supplier of a variety of biological products and technologies to the life sciences industry. Intergen’s products and technology support the development and manufacturing of biopharmaceutical products. The three primary strategic markets served by Intergen are 1) biotechnology products, 2) diagnostic components, and 3) life sciences research. Intergen was headquartered in Purchase, New York, and had operations located in Gaithersburg, Maryland; Milford, Massachusetts; and Toronto, Ontario. The Intergen corporate headquarters were permanently closed during the first quarter of 2002 based on an integration plan determined at the time of acquisition. The acquisition of Intergen greatly expanded the Company’s range of products and customers within the life sciences industry, particularly within the research and pharmaceutical drug development sectors and enhanced the Company’s research and development capabilities.

      The total purchase price was $45 million, less approximately $1.7 million representing estimated costs to complete the expansion of Intergen’s manufacturing facility in Toronto. To date, the Company has actually incurred approximately $3.3 million in costs related to the expansion. Additionally, the Company entered into an earnout agreement with Intergen’s partners. The earnout agreement required the Company to pay additional consideration to Intergen’s partners based on a defined formula if Intergen’s sales exceeded $8 million during the first quarter of 2002. This provision resulted in an additional payment of approximately $0.3 million that was recorded as an adjustment to goodwill on the accompanying Consolidated Balance Sheet. This payment was made in July 2002. Also, a second component of the earnout agreement requires the Company to pay additional consideration based on a formula related to sales of certain Intergen technologies over a five year period ending December 31, 2006. Any payments made under the earnout agreement will be treated as additional consideration and accounted for as additional goodwill. No payments were made under this component of the earnout agreement during 2002.

SEROLOGICALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During 2002, the Company recorded several additional purchase price adjustments to goodwill. These adjustments included additional severance costs related to the acquisition of $0.1 million, adjustments to the preliminary opening inventory valuation for slow moving inventory of $3.2 million, a discount related to early payment of a supplier note payable of $0.1 million and an accrual for certain license agreements of $0.3 million. Additionally in 2002, the Company reversed into income $0.4 million of allowance for doubtful accounts, offset by an additional $0.4 million accruals for certain pre-acquisition expenses.

      The components of the total purchase price were as follows (in thousands):

Cash paid at closing	$42,735
Cash paid pursuant to earnout agreement	327
Direct costs of acquisition	1,064
Amounts payable at future date	570
Notes payable	3,712
Other liabilities assumed	9,750

$58,158

      The Company has allocated the purchase price based on the fair values of the assets and liabilities acquired as follows (in thousands):

Assets acquired:
Cash and cash equivalents	$2,430
Accounts receivable, net of allowance	3,780
Inventory	9,186
Other current assets	826
Property and equipment	14,917
Patents and proprietary know-how	11,500
Customer relationships	2,500
Trademarks	300
Goodwill	12,013
Deposits	130
Non-current deferred taxes	576

$58,158

      The Company allocated the purchase price to the fair value of identifiable long-lived assets and intangibles as determined by an independent third party appraisal. Patents and proprietary know-how and customer relationships have an estimated weighted average useful life of 15 and 20 years, respectively. The amounts allocated to trademarks and goodwill are not amortized in accordance with SFAS No. 142, as their lives are determined to be indefinite. All of the goodwill related to the acquisition of Intergen is expected to be deductible for tax purposes. Intergen is reported in the Company’s Biotechnology Products and Diagnostic Products segments.

      In connection with the allocation of the purchase price, and the results of the independent appraisal, the Company determined that no amount should be allocated to in-process research and development projects, since Intergen’s research and development efforts are focused on developing applications and uses of existing technologies.

SEROLOGICALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

          Pentex Blood Proteins Acquisition

      On December 29, 1998, the Company purchased substantially all of the assets of the Pentex Blood Proteins business of Bayer Corporation (“Proteins”). Proteins is engaged in the research, manufacturing, marketing and sale of a full line of high quality purified blood protein products primarily to customers in the diagnostics, biopharmaceutical and biotechnology industries in the United States and approximately 25 other countries worldwide. The purchase price was $29 million, before transaction costs and subject to adjustment based on the closing net assets, as defined, of the acquired business as of the closing date. The Company paid approximately $3.5 million during 2000 in settlement of the non-disputed elements of the post closing adjustment, of which approximately $1.5 million had been previously accrued, and the balance of approximately $2.0 million which resulted in an increase to goodwill.

Dispositions of Business and Special Charges (Credits), net

          Restructuring

      During 2002, the Company completed an extensive review of its plasma operations. As a result of this review, the Company permanently closed four of its seventeen donor centers, resulting in a charge of $1.3 million. The components of the charge included approximately $0.2 million related to severance payments, approximately $0.5 million related to lease obligations and approximately $0.5 million related to the write-off of certain long-lived assets previously used in the closed centers. The remaining $0.1 million consisted of other miscellaneous costs related to the closures. The severance payments covered approximately thirty-five employees. Severance payments and lease obligations are expected to be paid by the end of the second quarter of 2003 and third quarter of 2004, respectively.

      Additionally, during 2002, the Company recorded a charge of $1.9 million related primarily to the reorganization of the research and development organization, as well as personnel restructurings within the sales organization and at the Company’s manufacturing locations in Canada and Scotland. The components of the charge included approximately $1.5 million for severance and termination benefits, approximately $0.1 million related to lease obligations and approximately $0.3 million related to the write-off of certain long-lived assets. The severance payments covered approximately thirty employees. Severance payments and lease obligations are expected to be paid by the end of 2003.

          Seramed Divestiture

      On August 21, 2000, the Company completed the sale of substantially all of the long-term assets of its Seramed, Inc. subsidiary and its subsidiaries (collectively, “Seramed”) to Aventis. The Company received net cash proceeds from the sale totaling approximately $20.1 million, and recognized a gain on the disposal of approximately $0.2 million. The gross proceeds included $1.3 million related to the purchase of certain working capital items and other settlements resulting from the sale. The Company retained working capital totaling approximately $12.6 million. During 2000, upon reaching a definitive agreement to sell the Seramed assets to Aventis, these assets were considered to be “held for sale” in accordance with SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” Accordingly, in 2000 a pre-tax asset impairment charge was recorded totaling $0.3 million to write down the assets to their fair value less costs to sell. These assets were previously reported in the Therapeutic Products segment.

      Additional costs related to the divestiture of Seramed were recorded during 2000 in accordance with Issue No. 94-3. These charges totaled $0.5 million and consisted of $0.4 million of lease termination costs and employee termination benefits related to two employees, which were paid in full as of December 31, 2000.

      During 1999, the Company entered into agreements with certain key employees that provided for termination benefits to be paid to the employees in the event that Seramed was sold, they were employed by

SEROLOGICALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company as of the closing of the sale and met certain other requirements as outlined in the agreements. The agreements covered sixty-five employees who were terminated from the Company upon the sale of Seramed. In accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” the Company recorded a pre-tax charge of $0.8 million in 2000 representing the amount of employee termination benefits payable under these agreements. All of the benefits payable under these arrangements were paid during 2000. Also during 2000, the Company recorded additional divestiture-related charges totaling approximately $0.1 million for other miscellaneous items.

          Acquisition Costs

      During the second quarter of 2001, the Company recorded a charge for $0.9 million to write off incremental external due diligence costs related to the evaluation of the potential acquisition of Intergen. At the time of the charge, the Company did not consider the acquisition probable of being completed. Subsequently, negotiations resumed with Intergen and all incremental external direct costs incurred after that date were capitalized and included as a component of the purchase price.

          Pre-Acquisition Contingency Costs

      During 2001, the Company reversed an accrual totaling approximately $0.3 million representing amounts recorded for contingencies as part of the acquisition of Proteins in December 1998. The Company has determined these amounts are no longer required to be maintained as all material anticipated contingencies have been resolved.

          Separation Benefits

      During 2000, the Company recorded an expense of $0.2 million to cover the separation benefits payable to one employee. In 2001, the Company recorded an expense of approximately $0.2 million to cover severance costs payable to its former Chief Financial Officer. As of December 29, 2002, there were no individuals who are continuing to receive payments under these agreements.

          Product Liability Claim

      During 1999, the Company was notified by one of its customers that certain of the Company’s shipments of anti-D antibodies in the prior year had included several units of plasma that did not meet this customer’s exact product specifications. The customer indicated to the Company that the units had been partially manufactured with other units of plasma and thus had affected a substantial number of other units. In 1999, the Company agreed to reimburse this customer for its cost of the product and recorded a liability and related expense in the amount of approximately $2.0 million. The liability with the customer was settled during fiscal year 2000. The Company filed a claim for reimbursement from its product and professional liability insurance carrier, and was notified in the fourth quarter of 2000 that the claim had been approved for settlement. As a result of this notification, the Company recorded a receivable and the related benefit totaling $2.0 million. As of December 31, 2000, the Company had received payment of approximately $0.6 million and reported the balance totaling approximately $1.4 million in the line item “Other current assets” in the Consolidated Balance Sheets. The Company received the balance of the settlement during the first quarter of 2001.

          Donor Center Software System Cost Write-off

      During 1999, the Company terminated a contract with a third party software vendor that had been developing a custom donor center operating system, in favor of an alternative vendor. As a result of this decision, the Company wrote off approximately $4.2 million of previously capitalized costs. These assets were included in the Therapeutic Products segment. During 2001, the Company reversed approximately $0.8 million of previously accrued amounts related to the cancellation of this contract upon receiving a favorable ruling

SEROLOGICALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in its arbitration case related to these costs in which the arbitrator ruled that the Company has no further obligation to the vendor.

      The following table summarizes the activity in the accrual for termination benefits and other costs for the periods ended December 29, 2002 and December 30, 2001, respectively (in thousands):

		Additions to
		Reserve
	Balance,	Charged to	Cash		Balance,
Description	12/30/01	Expense	Payments	Other	12/29/02

Employee termination costs	$544	$1,645	$(1,343)	$180	$1,026
Relocation costs	100	—	(50)	(50)	—
Lease termination costs	—	562	(237)	—	325

		Additions to
		Reserve
	Balance,	Charged to	Cash		Balance,
Description	12/31/00	Expense	Payments	Other	12/30/01

Employee termination costs	$470	$200	$(516)	$390	$544
Relocation costs	—	—	—	100	100

      The remaining accrual of $1.4 million at December 29, 2002 is included in “Accrued liabilities” in the Consolidated Balance Sheets and will be paid during 2003 and 2004.

      The following table summarizes the results of operations for Seramed as included in the Consolidated Statements of Income for the year ended December 30, 2001 and December 31, 2000 (in thousands, unaudited):

	December 30,	December 31,
	2001	2000

Net sales	$767	$54,974
Gross profit	881	543
Selling, general and administrative expenses(1)	—	287
Other (income) expense, net	(19)	848
Special charges, net	36	1,285

Income before income taxes	$864	$(1,877)

(1)	Does not include allocation of corporate overhead.

      The following table summarizes the results of the Company on a pro forma basis for the year ended December 29, 2002, December 30, 2001 and December 31, 2000, respectively, as if the acquisition of Intergen and the sale of Seramed had occurred on December 27, 1999 (the first day of the Company’s 2000 fiscal year). The 2001 pro forma results exclude certain expenses totaling approximately $8.9 million that were recorded by Intergen as a result of the acquisition and are excluded from the pro forma calculations as they are not expected to have a continuing impact on the Company’s results of operations. The expenses excluded related to certain severance payments, professional and other fees paid as a direct result of the transaction, and certain interest and other amounts paid to the partners of Intergen associated with amounts loaned to the Company to finance the expansion of the plant in Toronto. These unaudited results do not purport to represent what the results of operations for the Company would actually have been if these transactions had occurred on

SEROLOGICALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the date referred to above or to be indicative of the future results of operations of the Company. (Amounts are in thousands, except per share amounts).

	December 29,	December 30,	December 31,
	2002	2001	2000

Net sales	$145,470	$136,954	$131,394
Net income	13,949	15,423	14,946
Earnings per common share:
Basic	$0.57	$0.65	$0.66

Diluted	$0.56	$0.63	$0.64

4.	Stockholders’ Equity

     Stockholder Rights Plan

      On July 26, 1999, the Board of Directors adopted a stockholder rights plan, pursuant to which one preferred stock purchase right (a “Right”) was distributed for each outstanding share of common stock held of record on August 25, 1999. Each Right represents a right to purchase, under certain circumstances, one one-thousandth (1/1000) of a share of a new series of preferred stock at an exercise price of $45.00. If any person or group acquires 15% or more of the common stock of the Company (except in transactions approved by the Board of Directors of the Company in advance), each Right will then entitle its holder, other than the person or group owning 15% or such other persons or groups, to acquire, at the exercise price, the Company’s common stock with a market value equal to twice the exercise price. The Company may elect, however, to exchange a newly issued share of the Company’s common stock for each Right. If any person or group owns 15% or more of the Company’s common stock, and the Company is acquired in a merger or other business combination, or if 50% of its earning power or assets are sold, each Right will entitle its holder, other than the person or group owning 15%, to acquire, at the exercise price, shares of the acquiring company’s common stock with a market value of twice the exercise price.

      Persons owning 15% or more of Company’s common stock on the date the plan was adopted were exempt, so long as they do not acquire an additional number of shares greater than 2% of the outstanding shares, other than in a transaction approved by the Board of Directors of the Company in advance. The Rights expire on August 2, 2009.

     Capital Stock

      Under the terms of its amended and restated articles of incorporation, the Company has authorized 50,000,000 shares of common stock and 1,000,000 shares of preferred stock that may contain such preferences and rights as determined by the Company’s Board of Directors.

     Common Shares Reserved for Issuance

      Shares of common stock reserved for issuance at December 29, 2002 and December 30, 2001 consisted of the following:

	2002	2001

Various stock option agreements	4,502,073	4,752,148
Employee stock purchase plans	456,900	445,346

	4,958,973	5,197,494

SEROLOGICALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Common Stock Repurchases

      During 2002, the Company repurchased 20,000 shares of common stock in a private transaction with a director of the Company at a per share price of $17.35.

      In October 2002, the Company’s Board of Directors authorized a program to repurchase up to 2,000,000 shares of its outstanding common stock between October 2002 and December 31, 2004. The repurchases will be made from time to time in the open market, in block trades or in private transactions, subject to price, market and general business conditions. The Company did not repurchase any shares under this program during 2002.

      During April 1999, the Company’s Board of Directors authorized the repurchase of up to $20.0 million of the Company’s common stock, subject to market conditions, prevailing stock prices and the Company’s capital resources. The Company repurchased a total of 3,268,000 shares under this program, which was completed during 2000. During 2000 the Company purchased 656,845 shares at an average price of $4.53.

5.	Stock Compensation Plans

     Serologicals Corporation Stock Incentive Plan

      The Company’s Stock Incentive Plan (the “Incentive Plan”) was approved in May 2001 and succeeded the existing plans described in further detail below. The Incentive Plan provides for the issuance of up to approximately 2,844,000 stock options to key employees and directors, which includes approximately 1,344,000 options that were available for issuance under existing Company option plans at the time this plan was approved. The exercise price of the options is the fair market value of the common stock on the date of grant. Options granted under the Incentive Plan can have varying terms as determined by the Board of Directors. Options granted in 2001 and 2002 under the Incentive Plan vest ratably over a period of one year for directors and four years for employees, and have terms of six years. Vested options held by terminated employees allow for exercise periods of three months following termination. Pursuant to the Incentive Plan, each director is entitled to receive an automatic grant of options annually to purchase 10,000 shares (15,000 shares for a non-executive Chairman of the Board) on May 15 each year; provided, that the first grant of an option to a non-employee director who was elected as a director prior to May 16, 2000, shall be made on the day after the lump-sum option granted to such director upon becoming a director under the Serologicals Corporation Amended and Restated 1995 Non-Employee Directors’ Stock Option Plan, as Amended, has vested, pro-rated to the next succeeding May 15. As of December 29, 2002, options to purchase approximately 732,000 shares were outstanding under the Incentive Plan, approximately 153,000 of which were exercisable. As of December 29, 2002, the Company had approximately 2,112,000 shares available for grant under the plan.

     Second Amended and Restated 1994 Omnibus Incentive Plan, as Amended

      The Company’s Second Amended and Restated 1994 Omnibus Incentive Plan, as Amended (the “Omnibus Plan”) was succeeded by the Incentive Plan as described above. The exercise price of the options granted under the Omnibus Plan is the fair market value of the common stock on the date of grant. Options granted under the Omnibus Plan have varying terms as determined by the Board of Directors. Options granted through 2001 under the Omnibus Plan generally vest ratably over three to four years or in full after three years and have terms of six to ten years. Options held by terminated employees allow for exercise periods ranging from 3 to 24 months following termination. As of December 29, 2002, options to purchase approximately 1,284,000 shares were outstanding under the Omnibus Plan, approximately 855,000 of which were exercisable. No further grants will be issued under the Omnibus Plan.

SEROLOGICALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Amended and Restated 1995 Non-Employee Director Stock Option Plan, as Amended

      The Company’s Amended and Restated 1995 Non-Employee Directors’ Stock Option Plan, as amended (the “Director Plan”) was succeeded by the Incentive Plan as described above. Pursuant to the Director Plan, each person who became a non-employee director of the Company prior to May 2000 was automatically granted an option to purchase 36,000 shares of the Company’s common stock on the date of adoption or on the day after such person’s first election to the Board of Directors. The exercise price of the options is the fair market value of the common stock on the date of grant, and the options vest over three years. During 2000, the Company amended the Director Plan, pursuant to which each non-employee director is entitled to receive an automatic grant of options annually to purchase 10,000 shares (15,000 shares for a non-executive Chairman of the Board) on the day after the original lump-sum option becomes vested, pro-rated to the first anniversary of the preceding Annual Meeting date. Options granted under the amended plan subsequent to May 2000 vest over a one-year period. Options granted between 1996 and May 2000 under the Director Plan typically vest over a four-year period, while options granted prior to 1996 were fully vested upon issuance. As of December 29, 2002, options to purchase approximately 233,000 shares were outstanding under the Director Plan, approximately 231,000 of which were exercisable. No further grants will be issued under the Director Plan.

     Stock Option Activity

      The following table summarizes the activity for all stock options outstanding:

	2002		2001		2000

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	2,208,737	$12.23	3,162,470	$11.20	4,108,095	$10.71
Granted	527,701	20.00	358,494	16.83	825,850	5.52
Exercised	(249,405)	9.13	(1,241,185)	10.53	(1,130,907)	2.87
Forfeited	(238,157)	20.94	(71,042)	17.86	(640,568)	15.43

Outstanding at end of year	2,248,876	13.46	2,208,737	12.23	3,162,470	11.20

Options exercisable at end of year	1,238,570	$13.07	1,068,866	$11.88	1,984,643	$11.48

SEROLOGICALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about all stock options outstanding at December 29, 2002:

	Options Outstanding

		Weighted-		Options Exercisable
		Average
		Remaining	Weighted-		Weighted-
	Outstanding	Contractual	Average	Exercisable	Average
Range of	At	Life	Exercise	at	Exercise
Exercise Prices	12/29/2002	(years)	Price	12/29/2002	Price

$ 4.06 — $ 5.00	519,931	3.1	$4.95	357,181	$4.94
$ 5.01 — $10.00	448,913	3.4	5.91	228,613	5.98
$10.01 — $15.00	206,619	3.5	13.30	117,084	12.41
$15.01 — $20.00	501,146	4.2	17.11	296,175	16.83
$20.01 — $25.00	389,942	5.2	21.17	67,192	21.69
$25.01 — $30.00	182,325	2.8	29.95	172,325	29.96

	2,248,876	3.8	$13.46	1,238,570	$13.07

     Employee Stock Purchase Plan

      Pursuant to the terms of the Company’s 1996 Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees are able to purchase up to 562,500 shares of the Company’s common stock through a payroll deduction program. Employees may have up to 25% of their compensation withheld to purchase shares at a price equal to 85% of the lower of the closing price on the first or last day of each successive three month purchase period. As of December 29, 2002, approximately 142,000 shares had been acquired pursuant to the Purchase Plan.

6.	Long-Term Debt and Capital Lease Obligations

      Long-term debt and capital lease obligations at December 29, 2002 and December 30, 2001 consisted of the following (in thousands):

	2002	2001

Note payable; interest at 7% payable at maturity	$—	$3,752
Capital lease obligations at varying interest rates and terms, maturing in 2004	424	824

	424	4,576
Less current maturities	385	3,125

	$39	$1,451

      The Company has a revolving credit facility with a syndicate of commercial banks (the “Revolver”) that was amended during April 2002, which decreased the total maximum capacity from $75.0 million to $65.0 million. The Revolver is payable in full on April 25, 2005 and bears interest at either a floating rate or Eurodollar interest rate plus a margin that fluctuates based on the Company’s leverage ratio. The margin on the Eurodollar rate ranges from 1.25% to 1.75%, and the margin on the floating rate option ranges from 0% to 0.25%. At December 29, 2002 and December 30, 2001, the Company had no outstanding borrowings under the Revolver. The Company is required to pay a fee ranging from 0.3% to 0.5%, depending on the Company’s leverage and amounts borrowed under the Revolver. The Revolver is secured by substantially all of the assets of the Company and the stock of its domestic subsidiaries. The Revolver also contains certain financial covenants that require the maintenance of minimum levels of cash flow coverage, debt service coverage and debt to net worth and also provides for maximum levels of debt to cash flow, rent expense, and capital expenditures. Furthermore, under the terms of the Revolver, there are limitations on the Company’s ability to

SEROLOGICALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pay cash dividends and to repurchase shares of the Company’s common stock. Additionally, there are certain limitations on the Company’s ability to complete acquisitions without approval of the bank group; specifically, if an individual acquisition exceeds $30.0 million, or if total acquisitions over the life of the facility exceed $60.0 million, the Company is required to get approval from the lenders.

      As discussed in Note 14, the Company expects to complete the financing of a $100.0 million, five-year term loan by March 31, 2003. This term loan, combined with a new four year revolving credit facility, which is currently expected to be $25.0 million, will replace the Company’s existing $65.0 million facility The new facility and term loan are expected to have financial covenants. The Company is still in the process of negotiating the covenants under this the new facility and term loan. Payments under the term are expected to be payable in quarterly installments. The following table reflects the expected principal payments under the term loan:

2003	$750
2004	7,750
2005	17,500
2006	27,500
2007	36,750
2008	9,750

$100,000

      In connection with the acquisition of Intergen, the Company acquired certain debt obligations. On September 5, 2001, Intergen entered into a $4.4 million note payable agreement with a vendor. The note, with interest at 7%, required that principal payments be made monthly according to a fixed payment schedule outlined in the agreement. During the second quarter 2002, the Company prepaid this note payable at a $0.1 million discount. This discount was recorded as an adjustment to goodwill arising from the Intergen acquisition.

      Future maturities of long-term debt and capital lease obligations at December 29, 2002 were as follows (in thousands):

2003	$385
2004	39

$424

      The Company made interest payments of approximately $0.4 million, $0.3 million and $1.8 million during 2002, 2001 and 2000, respectively. The Company capitalizes interest on borrowings during the active construction period of major capital projects. During 2002 the Company capitalized approximately $0.5 million in connection with various projects. The Company did not capitalize any interest in 2001 and 2000.

7.	Commitments and Contingencies

     Operating Leases

      The Company leases certain office space, donor centers, laboratory and manufacturing facilities and laboratory and other equipment under non-cancelable operating lease agreements. Future minimum annual

SEROLOGICALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rental obligations under the non-cancelable portion of operating leases as of December 29, 2002 were as follows (in thousands):

2003	$3,302
2004	3,404
2005	2,517
2006	2,284
2007	2,189
2008 and thereafter	5,979

$19,675

      Rent expense was approximately $3.6 million, $2.5 million and $3.7 million during 2002, 2001 and 2000, respectively.

     Litigation

      The Company is involved in certain litigation arising in the ordinary course of business. In management’s opinion, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

      During 2000, twelve complaints were filed against the Company and certain of its current and former executive officers and directors which alleged violations of the Securities Exchange Act of 1934, including Sections 10(b) and 20(a) thereof and Rule 10b-5 promulgated thereunder. The complaint was dismissed on September 5, 2001 in its entirety with prejudice, but on February 12, 2002 the court allowed the plaintiff to amend the initial complaint. On February 26, 2003, the court granted the defendants’ motion and dismissed the second amended compliant with prejudice and without leave to replead.

8.	Disclosure About Fair Value of Financial Instruments

     Cash Equivalents, Accounts Receivables and Accounts Payable

      The Company estimates that the fair value of cash equivalents, accounts receivable and accounts payable approximates carrying value due to the short maturity of these instruments.

     Notes Payable

      The Company estimates that the fair value of notes payable approximates carrying value based upon its estimated current borrowing rate for issuance of debt with similar terms and remaining maturities.

      Disclosure about the estimated fair value of financial instruments is based on pertinent information available to management as of December 29, 2002 and December 30, 2001. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the periods presented and current estimates of fair value may differ significantly from the amounts presented herein.

SEROLOGICALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income Taxes

      The income tax provision for the years ended December 29, 2002, December 30, 2001 and December 31, 2000 consisted of the following (in thousands):

	2002	2001	2000

Current:
U.S. federal and state	$4,750	$7,079	$258
Foreign	304	1,219	1,255

	5,054	8,298	1,513

Deferred:
U.S. federal and state	2,404	943	6,539
Foreign	53	253	(4)

	2,457	1,196	6,535

Income tax provision	$7,511	$9,494	$8,048

      The income tax provision as reported in the accompanying Consolidated Statements of Income differs from the amounts computed by applying federal statutory rates due to the following (in thousands):

	2002	2001	2000

Federal income taxes at statutory rate	$7,511	$9,305	$7,338
State income taxes, net of federal income tax benefit	337	791	618
Impact of foreign tax rates and credits	(737)	(768)	(778)
Non-deductible goodwill amortization and write-down	4	157	1,406
Other	396	9	(536)

	$7,511	$9,494	$8,048

      Deferred income tax assets and liabilities for 2001 and 2000 reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting and income tax reporting purposes. Temporary differences which give rise to deferred tax assets and liabilities at December 29, 2002 and December 30, 2001 were as follows (in thousands):

	2002	2001

Deferred tax assets:
Accruals and reserves	$1,560	$2,085
Unearned compensation	320	74
Other	230	424

	2,110	2,583

Deferred tax liabilities:
Goodwill amortization	(2,408)	(1,466)
Excess tax depreciation	(1,092)	329
Other	(616)	—

	(4,116)	(1,137)

Net deferred tax (liability) asset	$(2,006)	$1,446

SEROLOGICALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company did not record any valuation allowance against federal deferred tax assets at December 29, 2002 and December 30, 2001 as it believes it is more likely than not that the deferred tax assets will be realizable through future taxable income. As of December 29, 2002, the Company has state income tax net operating loss benefits worth approximately $1.8 million expiring in various amounts over the next 15 years. Due to the uncertainty over the ability to use these net operating losses during the carry forward period, a valuation allowance equal to 100% of the benefit was recorded at December 29, 2002 and December 30, 2001.

      The Company made income tax payments of approximately $5.6 million, $5.5 million and $1.9 million during 2002, 2001 and 2000, respectively. As of December 29, 2002 and December 30, 2001, the Company had an income tax receivable of $0.8 million and $4.2 million, respectively.

10.	Significant Customers

      The Company’s ten largest customers accounted for approximately 63%, 73% and 80% of total net sales for the years ended December 29, 2002, December 30, 2001 and December 29, 2000, respectively. Customers making up greater than 10% of net sales of the Company during such periods are as follows:

	2002	2001	2000

Bayer	*	24%	33%
Aventis BioServices	*	13%	15%

*	Less than 10%.

      At December 29, 2002 and December 30, 2001, 5 of the Company’s customers represented 51% and 62%, respectively, of the Company’s accounts receivable balance.

11.	Employee Retirement Plans

      The Company maintains a defined contribution 401(k) savings plan for all eligible employees. Under the plan, the Company matches a specified percentage of each participating employee’s compensation. Employees become immediately vested in the Company’s contributions as they are made. The Company’s contributions were $0.8 million, $0.5 million and $0.6 million in 2002, 2001 and 2000, respectively.

12.	Segment and Geographic Information

      SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” defines operating segments to be those components of a business for which separate financial information is available that is regularly evaluated by management in making operating decisions and in assessing performance. SFAS No. 131 further requires that the segment information presented be consistent with the basis and manner in which management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. Beginning in 2002, for management purposes the operations of the Company’s subsidiaries were organized into three primary operating segments: Biotechnology and Molecular Biology Products (“Biotech”), Diagnostic Products and Life Science Reagents (“Diagnostics”) and Therapeutic Products (“Therapeutics”). These segments are based primarily on the differing nature of the ultimate end use of the Company’s products, the differing production, manufacturing and other value-added processes performed by the Company with respect to the products and, to a lesser extent, the differing customer bases to which each reportable segment sells its products. Prior to 2002, the Company reported only two operating segments, Therapeutics and Diagnostics. All of the comparisons discussed below reflect the restatement of the prior year segments so that they are consistent with the current year presentation.

      The activities of the Biotech segment primarily include the manufacture and sale of tissue culture media components, as well as certain research products and technologies used in life sciences research and in high-

SEROLOGICALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

throughput drug screening. The primary products included in this segment are EX-CYTE®, certain grades of BSA, human recombinant insulin and Amplifluor™, a patented technology used for the detection of nucleic acids amplified by polymerase chain reaction and other techniques. The activities of the Diagnostic segment include the Company’s monoclonal antibody production facilities and certain human-sourced, polyclonal antibodies, as well as certain blood protein products manufactured at the Company’s fractionation facilities in Kankakee and Toronto. The antibodies and other proteins provided by the Diagnostic Products segment are used in diagnostic products such as blood typing reagents and diagnostic test kits. The activities of the Therapeutics segment include the collection and sale of specialty human antibodies that are used as the active ingredients in therapeutic products for the treatment and management of various human diseases.

      The Company’s senior management utilizes multiple forms of analysis of operating and financial data to assess segment performance and to make operating decisions with respect to the segments. While segment financial statements are prepared on the same basis as the Company’s consolidated financial statements, the primary focus of senior management is on sales and gross profit. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 2).

      The Company’s segment information as of and for the years ended December 29, 2002, December 30, 2001 and December 31, 2000 are as follows (in thousands):

	2002	2001	2000

Net sales:
Biotechnology Products	$55,474	$19,046	$11,788
Diagnostic Products	43,815	34,518	33,557
Therapeutic Products	46,181	56,228	102,415

Total	$145,470	$109,792	$147,760

Gross profit:
Biotechnology Products	$29,938	$14,454	$9,133
Diagnostic Products	22,275	16,232	16,312
Therapeutic Products	16,630	21,479	21,202

Total	68,843	52,165	46,647
Reconciling items:
Selling, general and administrative expenses	37,974	23,521	21,777
Research and development	5,628	1,665	710
Special charges (credits), net	3,228	61	(414)
Other expense, net	951	1,471	2,376
Interest (income) expense, net	(398)	(1,139)	1,233

Income before income taxes	$21,460	$26,586	$20,965

Identifiable assets:
Biotechnology Products	$78,976	$30,805	$24,309
Diagnostic Products	54,165	93,458	44,335
Therapeutic Products	32,225	35,185	32,278
Corporate/ Other	25,799	15,890	30,573

Total	$191,165	$175,338	$131,495

SEROLOGICALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Identifiable assets of each segment consist primarily of accounts receivable, inventories, goodwill and other intangible assets and property and equipment. Corporate assets generally consist of cash and cash equivalents and other unallocated assets.

Geographic Information

      The Company markets its products and services to numerous countries worldwide and has operations in the United States, Canada and the United Kingdom. Other than in the United States and Germany, the Company does not conduct business in any one country in which its sales in that country are material to the Company as a whole. However, the majority of the Company’s remaining foreign sales are to western Europe. Net sales are attributed to regions based on the country to which the Company ships its products, which can differ from their ultimate destination. The composition of the Company’s net sales to unaffiliated customers between those in the United States, Germany and other foreign locations and of the Company’s long-lived assets for each fiscal year is set forth below (in thousands):

	2002	2001	2000

Net sales to unaffiliated customers:
United States	$71,682	$57,714	$101,192
Germany	25,946	24,899	26,110
Other foreign	47,842	27,179	20,458

	$145,470	$109,792	$147,760

Long-lived assets:
United States	$85,506	$80,623	$56,341
Canada	15,454	12,996	—
United Kingdom	8,490	6,347	6,961

	$109,450	$99,966	$63,302

13.	Quarterly Results of Operations (Unaudited)

      The quarterly results of operations for the fiscal years ended December 29, 2002 and December 30, 2001, respectively, are as follows (in thousands, except per share amounts):

	First	Second	Third	Fourth

2002
Net sales	$31,470	$37,292	$31,438	$45,270
Gross profit	15,483	18,620	15,393	19,347
Special charges, net (Note 3)	—	1,309	—	1,919
Net income	2,708	3,782	3,281	4,178
Basic earnings per share(1)	0.11	0.16	0.14	0.17
Diluted earnings per share(1)	0.11	0.15	0.13	0.17

SEROLOGICALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth

2001
Net sales	$26,458	$27,181	$25,876	$30,277
Gross profit	12,672	13,437	11,542	14,514
Special charges (credits), net (Note 3)	—	163	200	(302)
Net income	4,382	4,825	3,024	4,861
Basic earnings per share(1)	0.19	0.20	0.13	0.20
Diluted earnings per share(1)	0.18	0.20	0.12	0.20

(1)	Basic and diluted earnings per share are computed independently for each of the quarters presented. As such, the summation of the quarterly amounts may not equal the total basic and diluted earnings per share reported for the year.

14.	Subsequent Events

      On February 11, 2003, the Company announced that it entered into an agreement to acquire Chemicon International, Inc. (“Chemicon”), a privately-owned company based in Temecula, California that supplies a variety of specialty reagents, antibodies and molecular research tools to the life science industry. Under the terms of the agreement, Serologicals will purchase Chemicon and certain affiliated companies for $95.0 million in cash, less Chemicon’s outstanding debt as of the closing date. Serologicals expects to finance the transaction using proceeds from a new $100.0 million five-year term loan. This term loan, combined with a new revolving credit facility, which is currently expected to be $25.0 million, will replace the Company’s existing $65.0 million facility. The transaction is expected to close on March 31, 2003, pending regulatory approvals and completion of the aforementioned financing.

      In first quarter 2003, the Company closed 3 of its thirteen donor centers, located in Birmingham, Alabama; Washington D.C.; and Provo, Utah. The donor base for the Provo center will be integrated into the Company’s Salt Lake City, Utah center. As a result of these closings, the Company expects to record in first quarter 2003 a special charge of approximately $1.0 million for severance at the centers and its central testing laboratory, asset write-offs and lease termination costs at these three centers. As a result of the capacity optimization procedures completed in 2002, the Company does not expect a reduction in plasma collection capacity upon completion of these closings.

SEROLOGICALS CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

      An analysis of the allowance for doubtful accounts for the three fiscal years ended December 29, 2002 is as follows (in thousands):

	Balance at	Charged to		Charged		Balance
	Beginning of	Costs and		to Other		at End of
	Period	Expenses		Accounts	Deductions	Period

Year Ended December 29, 2002	$1,975	$(400	)(a)	$—	$(753)	$822
Year Ended December 30, 2001	750	511		714 (b)	—	1,975
Year Ended December 31, 2000	1,034	—		—	(284)	750

(a)	Reversal of allowance established upon purchase of Intergen on December 13, 2001.

(b)	Allowance established upon purchase of Intergen on December 13, 2001.

SEROLOGICALS CORPORATION