Form 10-Q
period 2003-03-30
SEROLOGICALS CORP
filed 2003-05-14
CIK 767673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2003

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes   ☒    No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 15, 2003

Common Stock, $.01 par value per share	24,471,330

INDEX

SEROLOGICALS CORPORATION AND SUBSIDIARIES

PART I.

Item 1. Financial Statements

SEROLOGICALS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands)

	March 30,	December 29,
	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,146	$12,850
Trade accounts receivable, net	26,019	35,868
Inventories	29,889	26,305
Other current assets	5,786	6,692

Total current assets	82,840	81,715

PROPERTY AND EQUIPMENT, net	56,795	55,461

OTHER ASSETS:
Goodwill	39,226	39,226
Patents and proprietary know-how, net	10,512	10,704
Intangible assets, net	3,138	3,508
Other, net	1,817	551

Total other assets	54,693	53,989

Total assets	$194,328	$191,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$199	$385
Accounts payable	3,728	5,361
Accrued liabilities	11,747	9,833
Deferred revenue	675	668

Total current liabilities	16,349	16,247

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current maturities	39	39

DEFERRED INCOME TAXES	4,407	4,116

OTHER LIABILITIES	353	393

STOCKHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	277	277
Additional paid-in capital	118,264	118,116
Retained earnings	74,233	72,211
Accumulated other comprehensive loss	753	113
Less: common stock held in treasury	(20,347)	(20,347)

Total stockholders’ equity	173,180	170,370

Total liabilities and stockholders’ equity	$194,328	$191,165

The accompanying notes are an integral part of these consolidated financial statements.

SEROLOGICALS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited and in thousands, except share and per share amounts)

	Quarter Ended

	March 30,	March 31,
	2003	2002

Net sales	$30,168	$31,470
Costs and expenses:
Cost of sales	16,449	15,987
Selling, general and administrative expenses	7,866	10,218
Research and development	1,026	996
Special charges	1,339	—

Operating income	3,488	4,269
Other expense, net	315	179
Interest expense (income), net	62	(76)

Income before income taxes	3,111	4,166
Provision for income taxes	1,089	1,458

Net income	$2,022	$2,708

Net income per common share:
Basic	$0.08	$0.11

Diluted	$0.08	$0.11

Weighted average shares:
Basic	24,453,634	24,267,077

Diluted	24,776,054	24,823,061

The accompanying notes are an integral part of these consolidated financial statements.

SEROLOGICALS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Quarter Ended

	March 30, 2003	March 31, 2002

Operating activities:
Net income	$2,022	$2,708
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,954	1,520
Non-cash special charges	653	—
Deferred and other compensation	19	48
Tax benefit from exercise of stock options	3	449
Changes in operating assets and liabilities:
Trade accounts receivable, net	9,849	3,563
Inventories	(3,655)	(2,474)
Income tax receivable and payable	953	796
Other current assets	126	118
Accounts payable	(1,633)	645
Accrued liabilities	1,741	(1,719)
Deferred revenue	7	519
Other, net	(1,219)	(253)

Total adjustments	8,798	3,212

Net cash provided by operating activities	10,820	5,920

Investing activities:
Purchases of property and equipment	(2,330)	(2,425)
Other	—	(125)

Net cash used in investing activities	(2,330)	(2,550)

Financing activities:
Payments on long-term debt and capital leases	(185)	(674)
Proceeds from stock plans	126	684
Payment of debt issuance costs	(135)	—
Purchase of common stock	—	(347)

Net cash used in financing activities	(194)	(337)

Net increase in cash and cash equivalents	8,296	3,033
Cash and cash equivalents, beginning of period	12,850	10,780

Cash and cash equivalents, end of period	$21,146	$13,813

Supplemental Disclosures:
Interest paid, net of amounts capitalized	$15	$—
Income taxes paid	$214	$258
Non-Cash Investing and Financing Activities:
Contingent consideration payable	$—	$450
Stock acquired by employees in lieu of cash bonus	$138	$212

The accompanying notes are an integral part of these consolidated financial statements.

SEROLOGICALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 30, 2003
(UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

     Organization

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

     The Company conducts its manufacturing operations at facilities located in North America and Europe. The Company operates protein fractionation facilities located in Kankakee, Illinois and in Toronto, Ontario. These facilities provide a variety of proteins used in diagnostic reagents and cell culture media components for use as additives in biotech products. The Company also operates a monoclonal antibody manufacturing facility in Scotland that is engaged in the development, manufacturing and sale of monoclonal antibody products for use in diagnostic products such as blood typing reagents, and in controls for tests used for diagnosing certain infectious diseases. The Company operates a facility in Milford, Massachusetts that includes a central product distribution facility, as well as operations related to the Company’s human-sourced polyclonal antibody business and the production of substrates for use in diagnostic assays. The Company conducts its therapeutic operations (or blood plasma operations) through a national network of 10 donor centers that specialize in the collection of specialty human antibodies.

     Effective April 1, 2003, Serologicals completed the acquisition of Chemicon International, Inc. (“Chemicon”), a privately-owned company based in Temecula, California. Chemicon has manufacturing and distribution operations in Temecula, California, Australia and the United Kingdom. Chemicon provides a broad range of specialty reagents, kits, antibodies and molecular biology tools to biotech, pharma and academic research customers working in the areas of neuroscience, infectious disease, drug discovery, cancer research, stem cell research and proteomics. Chemicon is also a leading supplier of monoclonal antibodies, conjugates, antibody blends and kits for use in the diagnostic laboratory. The acquisition of Chemicon greatly expands the Company’s range of products and customers within the research market. The purchase price of $95 million was funded with the proceeds from an $82.5 million five-year term loan and cash on hand. The results of operations of Chemicon will be included in the Company’s financial statements beginning April 1, 2003.

     Basis of Presentation

     The accompanying unaudited consolidated financial statements include the accounts of Serologicals and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are of a normal recurring nature, to present fairly Serologicals’ financial position, results of operations and cash flows at the dates and for the periods presented. Interim results of operations are not necessarily indicative of results to be expected for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements as of December 29, 2002 and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2002.

     Certain prior year amounts have been reclassified to conform to the current year presentation.

     Inventories

     Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. Market for product inventories is net realizable value and for supplies is replacement cost. The components of inventories are stated as follows (in thousands):

	March 30, 2003	December 29, 2002

Raw materials	$4,480	$4,167
Work in process	5,125	4,132
Finished goods	20,284	18,006

Total	$29,889	$26,305

     Earnings per Share

     Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per share is similar to basic earnings per share, except the weighted average number of shares includes the dilutive effect of stock options, stock awards and similar instruments.

     The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Quarter Ended

	March 30,	March 31,
	2003	2002

Basic earnings per share:
Net income	$2,022	$2,708
Weighted average shares of common stock outstanding	24,454	24,267

Net income per share	$0.08	$0.11

Diluted earnings per share:
Net income	$2,022	$2,708
Weighted average shares of common stock outstanding	24,454	24,267
Effect of dilutive securities:
Stock options	306	543
Common stock awards	16	13

Weighted average shares of common stock outstanding, including dilutive instruments	24,776	24,823

Net income per share	$0.08	$0.11

     For the quarters ended March 30, 2003 and March 31, 2002, the effect of diluted shares totaling approximately 1.3 million and 0.4 million shares, respectively, were excluded from the calculation of diluted shares outstanding as the option price exceeded the average market price for the Company’s stock during the period and thus their effect was anti-dilutive.

     Stock-Based Compensation Plan

     At March 30, 2003, the Company has one stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts):

	Quarter Ended

	March 30, 2003	March 31, 2002

Net income, as reported	$2,022	$2,708
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	488	280
Pro forma net income	$1,534	$2,428
Earnings per share:
Basic — as reported	$0.08	$0.11
Basic — pro forma	0.06	0.10
Diluted — as reported	$0.08	$0.11
Diluted — pro forma	0.06	0.10

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

     Comprehensive Income

The following table sets forth the calculation of comprehensive income for the periods indicated below (in thousands):

	Quarter Ended

	March 30,	March 31,
	2003	2002

Net income, as reported	$2,022	$2,708
Other comprehensive loss (income), net of tax:
Foreign currency translation adjustments	640	(204)

Comprehensive income	$2,662	$2,504

2. SPECIAL CHARGES

     During the first quarter 2003 the Company closed three of its thirteen donor centers, located in Birmingham, Alabama; Washington D.C.; and Provo, Utah. The donor base for the Provo center will be integrated into the Company’s Salt Lake City, Utah center. As a result of these closings, the Company recorded a charge of $0.8 million. The components of the charge included approximately $0.3 million for employee termination costs, $0.3 million for lease termination costs and $0.2 million related to write-off of certain long-

lived assets. The employee termination costs covered approximately 46 employees. Employee termination costs and lease termination costs are expected to be paid by the end of 2003. The employee termination and headcount also includes employees terminated at the Company’s central testing laboratory.

     During the first quarter 2003 the Company also incurred special charges of approximately $0.5 million. Subsequent to notifying the lender of our intent to terminate the existing credit facility the Company recorded a charge of approximately $0.4 million related to the write-off of debt issuance costs. Additionally, the Company recorded a charge of $0.1 million related to a loss associated with an equipment failure at the Toronto facility and other termination costs. These termination benefits are expected to be paid by the end of the first quarter 2004.

     The following table summarizes the activity in the accrual for termination benefits and other costs for the first quarter ended March 30, 2003:

Description	Balance, 12/29/02	Expenses	Expenses Incurred	Balance, 3/30/03

Employee termination costs	$1,026	$365	$(441)	$950
Lease termination costs	325	244	(17)	552
Asset impairment	—	653	(653)	—
Other	—	77	(77)	—

     The remaining accrual of $1.5 million is included in “Accrued liabilities” in the Consolidated Balance Sheets. All of these amounts are expected to be paid in 2003 and 2004.

3. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long-term debt and capital lease obligations at March 30, 2003 and December 29, 2002 consisted of the following (in thousands):

	March 30, 2003	December 29, 2002

Capital lease obligations at varying interest rates and terms, maturing in 2004	$238	$424

	238	424
Less: current maturities	199	385

	$39	$39

     On April 7, 2003, the Company entered into a new $82.5 million five-year term loan. This term loan, combined with a new revolving credit facility (the “Revolver”) of $35 million, replaced the Company’s existing $65 million facility. The credit facility bears interest at a floating rate of interest determined by reference to a base rate or to Eurodollar interest rates, plus a margin. The margin on base rate loans is 3.25% and 2.75% for the term loan and Revolver, respectively. The margin on Eurodollar loans is 4.25% and 3.75% for the term loan and Revolver, respectively. The Company is required to pay a commitment fee ranging from .5% to .75%, depending on the Company’s leverage and amounts borrowed under the revolving credit facility. The applicable margins and commitment fees on the unused portion of the Revolver are subject to adjustment on future adjustment dates based on the consolidated leverage ratio of the Company. The term loan and Revolver are secured by substantially all of the assets of the Company. The term loan and Revolver contain certain financial covenants that require the maintenance of a minimum interest coverage ratio, a fixed charge coverage ratio and earnings before interest, taxes, depreciation and amortization and that also provide for a maximum leverage ratio and limitations on capital expenditures. Furthermore, under the terms of the term loan and Revolver, there are covenants dealing with acquisitions, repurchasing common stock and on the Company’s ability to pay dividends. The following table reflects the principal payments under the term loan (in thousands):

2003	$500
2004	4,625
2005	12,375
2006	26,813
2007	22,187
2008	16,000

$82,500

     The Company capitalizes interest on borrowings during the active construction period of major capital projects. During the first quarter of 2002, the Company capitalized approximately $0.2 million in connection with various projects. During the first quarter 2003, the Company capitalized an immaterial amount of interest.

4. SEGMENT INFORMATION

     Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS No. 131”), requires the reporting of information about operating segments in annual financial statements and requires selected information in interim financial reports. Beginning in 2003, for management purposes the operations of the Company’s subsidiaries are organized into four primary operating segments: Cell Culture Products (“Cell Culture”), Diagnostic Products (“Diagnostics”), Research Products (“Research”) and Therapeutic Products (“Therapeutics”). These segments are based primarily on the differing nature of the ultimate end use of the Company’s products, the differing production, manufacturing and other value-added processes performed by the Company with respect to the products and, to a lesser extent, the differing customer bases to which each reportable segment sells its products. During 2002, the Company reported only three operating segments, Biotechnology and Molecular Biology Products, Therapeutic Products and Diagnostic Products. As a result of the Chemicon acquisition, as well as the increased significance of the Company’s Research products, the Company has developed a significant portfolio of products used in applications within the research and development fields.

     The Cell Culture segment products consist of cell culture media and supplements for drug development, biomanufacturing and life science research. The Company’s flagship product within this segment is EX-CYTE®. Other key products within the Cell Culture segment include bovine serum albumin (“BSA”), recombinant insulin and other products used principally in mammalian cell culture. The key products within the Diagnostic segment are monoclonal antibodies used in blood typing reagents and diagnostic antibodies and certain human-sourced polyclonal antibodies. The activities of the Research segment primarily include manufacturing and sales of antibodies and molecular biology products. The operating results of Chemicon will be reported in this segment beginning in the second quarter of 2003. The key products within the Therapeutic segment are specialty antibodies, including Anti-D immune globulin (“anti-D”), Anti-Hepatitis B immune globulin (“anti-HBs”), Vaccinia immune globulin (“vaccinia”) and Anti-Rabies immune globulin (“anti-rabies”). All of the comparisons discussed below reflect the restatement of the prior year segments so that they are consistent with the current year presentation.

	Quarter Ended

	March 30,	March 31,
	2003	2002

Net sales:
Cell Culture Products	$13,766	$15,190
Diagnostic Products	7,169	6,701
Research Products	1,048	1,010
Therapeutic Products	8,185	8,569

Total	$30,168	$31,470

Gross profit:
Cell Culture Products	$7,079	$7,861
Diagnostic Products	3,873	3,675
Research Products	817	397
Therapeutic Products	1,950	3,550

Total	13,719	15,483
Reconciling items:
Selling, general and administrative	7,866	10,218
Research and development	1,026	996
Special charges	1,339	—
Other expense, net	315	179
Interest expense (income), net	62	(76)

Income before income taxes	$3,111	$4,166

5. OTHER SUBSEQUENT EVENTS

     During April 2003, the Company decided to transfer the responsibility for manufacturing and distribution of its research products from Gaithersburg, Maryland to the Chemicon division. This transfer is expected to provide a more competitive focus for the manufacturing, sales and distribution of these products and is anticipated to be complete by the end of the third quarter of 2003. In addition, during April 2003, the Company continued to review its resources related to supporting other areas of the Company to ensure that it is focused on primary growth areas related to its strategic plan. As a result of these efforts, including its ongoing product rationalization initiatives, the Company has reduced its workforce at various locations including the Kankakee facility, the Milford facility and the corporate office. In total, the Company reduced its workforce by approximately 50 positions during the second quarter. The Company is in the process of estimating the cost of these events, pending the disposition of its lease at the Gaithersburg facility, which runs through 2009, and determining which fixed assets will be relocated to Chemicon. The Company expects to record special charges related to termination benefits, asset impairments and lease commitments associated with the relocation of research products from Gaithersburg, Maryland to Chemicon during the remainder of 2003.

Forward Looking Statements

     This Quarterly Report on Form 10-Q contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which generally can be identified by the use of forward looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “estimate,” “plan,” “believe,” or “continue” or the negative thereof or other variations thereon or similar terminology. These forward-looking statements include, without limitation, sales expectations for certain of the Company’s products, particularly, Therapeutic Products; the level of capital expenditures during 2003; the sufficiency of capital and liquidity to fund operations, capital expenditures, and acquisitions; the timing of completing the transfer of the Gaithersburg products to the Chemicon division; expectations that the Chemicon acquisition will be slightly accretive to 2003 earnings; the ability to meet demand for plasma products through the Company’s 10 remaining collection centers; expectations for full year revenues and earnings per share; and the possibility of reporting special charges in future quarters and the materiality of such charges. These forward looking statements are subject to certain risks and uncertainties, such as changes in the economy or market conditions; changes in financial, banking and capital markets; changes in customers’ needs or abilities to manufacture products; changes in government policy or regulations; the ability to attract and retain qualified donors; the Company’s ability to successfully integrate the operations of Chemicon; the Company’s ability to service its substantial level of indebtedness following the Chemicon acquisition; the Company’s ability to maintain and expand its customer base; increased competition for donors, which may affect the Company’s ability to attract and retain qualified donors; the Company’s ability to comply with various regulatory, customer and other standards; the impact of competition; changes in government and industry mandated regulations or customer specifications; changes in the markets or customers’ demand for the Company’s products and services; the ability of the Company to complete construction and validation of its new EX-CYTE® manufacturing facility during the first half of 2004; and the ability of the Company to identify new product opportunities that it can successfully commercialize and other factors discussed in Part I of the Company’s Annual Report on Form 10-K for the year ended December 29, 2002, which could cause actual results to differ materially.

     Forward-looking statements are only predictions and are not guarantees of performance. Forward-looking statements are based on current expectations of future events. The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on the Company’s current views and assumptions regarding future events and operating performance. These assumptions could prove inaccurate, or unknown risks or uncertainties materialize, which could cause the Company’s actual results to differ materially from the Company’s expectations or predictions. Many of these factors are beyond the Company’s ability to control or predict.

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

     The Company conducts its manufacturing operations at facilities located in North America and Europe. The Company operates protein fractionation facilities located in Kankakee, Illinois and in Toronto, Ontario. These facilities provide a variety of proteins used in diagnostic reagents and cell culture media components for use as additives in biotech products. The Company also operates a monoclonal antibody manufacturing facility in Scotland that is engaged in the development, manufacturing and sale of monoclonal antibody products for use in diagnostic products such as blood typing reagents, and in controls for tests used for diagnosing certain infectious diseases. The Company operates a facility in Milford, Massachusetts that includes a central product distribution facility, as well as operations related to the Company’s human-sourced polyclonal antibody business and the production of substrates for use in diagnostic assays. The Company conducts its therapeutic operations (or blood plasma operations) through a national network of 10 donor centers that specialize in the collection of specialty human antibodies.

     Effective April 1, 2003, Serologicals completed the acquisition of Chemicon International, Inc. (“Chemicon”), a privately-owned company based in Temecula, California. Chemicon has manufacturing and distribution operations in Temecula, California, Australia and the United Kingdom. Chemicon provides a broad range of specialty reagents, kits, antibodies and molecular biology tools to biotech, pharma and academic research customers working in the areas of neuroscience, infectious disease, drug discovery, cancer research, stem cell research and proteomics. Chemicon is also a leading supplier of monoclonal antibodies, conjugates, antibody blends and kits for use in the diagnostic laboratory. The acquisition of Chemicon greatly expands the Company’s range of products and customers within the research market.The purchase price of $95 million was funded with the proceeds from an $82.5 million five-year term loan and cash on hand. The results of operations of Chemicon will be included in the Company’s financial statements beginning April 1, 2003.

     Beginning in 2003, for management purposes the operations of the Company’s subsidiaries are organized into four primary operating segments: Cell Culture Products (“Cell Culture”), Diagnostic Products (“Diagnostics”), Research Products (“Research”) and Therapeutic Products (“Therapeutics”). These segments are based primarily on the differing nature of the ultimate end use of the Company’s products, the differing production, manufacturing and other value-added processes performed by the Company with respect to the products and, to a lesser extent, the differing customer bases to which each reportable segment sells its products. During 2002, the Company reported only three operating segments, Biotechnology and Molecular Biology Products, Therapeutic Products and Diagnostic Products. As a result of the Chemicon acquisition, as well as the increased significance of the Company’s Research products, the Company has developed a significant portfolio of products used in applications within the research and development fields.

     The Cell Culture segment includes operations at the Company’s protein fractionation facilities. Cell Culture products consist of cell culture media and supplements for drug development, biomanufacturing and life science research. The Company’s flagship product within this segment is EX-CYTE®. Other key products within Cell Culture include bovine serum albumin (“BSA”), human recombinant insulin and other products used principally in mammalian cell culture. The activities of the Diagnostic segment include the operations of the Company’s monoclonal antibody manufacturing facility and certain human-sourced polyclonal antibodies. The products within the Diagnostic segment are used in blood typing reagents and diagnostic test kits. The activities of the Research segment primarily include manufacturing and sales of antibodies and molecular biology products. The operating results of Chemicon will be reported in this segment beginning second quarter 2003. The activities of the Therapeutic segment include the collection and sale of specialty human antibodies that are used as active ingredients in therapeutic products for the treatment and management of various human diseases. The key products within the Therapeutic segment are specialty antibodies, including Anti-D immune globulin (“anti-D”), Anti-Hepatitis B immune globulin (“anti-HBs”), Vaccinia immune globulin (“vaccinia”) and Anti-Rabies immune globulin (“anti-rabies”). All of the comparisons below reflect the restatement of the prior year segment so that they are consistent with the current year presentation.

Critical Accounting Policies

     The consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States of America, which require management to make estimates that affect the amount of revenues, expenses, assets and liabilities reported. The following are five critical accounting policies that are both very important to the portrayal of the Company’s financial condition and results of operations and required management’s most difficult, subjective, or complex judgments. The accounting for these matters were based on current facts and circumstances which, in management’s judgment, hold potential for change which could affect management’s future estimates. Therefore, future financial results could differ materially from current financial results based on management’s current estimates.

Revenue recognition

     The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. The Company has negotiated volume pricing discounts with certain customers that provide for a discount if certain volumes of the Company’s products are purchased. The Company defers any revenue subject to refund if the volumes are met under these arrangements until such time that the Company and the customer jointly determine that the volumes required for discount will not be achieved. If the amount of revenue deferred were to be inaccurate, the Company may have over or under stated revenue and accounts receivables, accordingly.

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

Inventory

     Inventories are carried at the lower of cost or market. Cost includes materials, labor and overhead. Market, with respect to all inventories, is replacement cost or net realizable value. Management frequently reviews inventory to determine the necessity of reserves for excess, obsolete or unsaleable inventory. These reviews require management to assess customer and market demand as well as age of inventory on-hand. These estimates may prove to be inaccurate, in which case the Company may have over or under stated the reserve required for excess, obsolete or unsaleable inventory and its cost of goods sold, accordingly.

Valuation of goodwill and other intangible assets

     The Company periodically evaluates its goodwill and intangibles for potential impairment whenever events or changes occur that indicate the carrying value may no longer be recoverable. Evaluations are based on estimated discounted future cash flows from the use and eventual disposition of the underlying assets. In the first quarter of 2002, the Company adopted Statement of Financial Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Additionally in accordance with SFAS 142, the Company performs an annual impairment review of its intangible assets as of the end of the second quarter. The estimates used to evaluate the fair value of goodwill and other intangibles assets may prove to be inaccurate, in which case the Company may have over stated goodwill and other intangible assets.

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

     The following table sets forth certain operating data of Serologicals as a percentage of net sales for the periods indicated below.

	Quarter Ended

	March 30,	March 31,
	2003	2002

Net sales	100.0%	100.0%
Gross profit	45.5%	49.2%
Selling, general and administrative expenses	26.1%	32.5%
Research and development	3.4%	3.2%
Income before income taxes	10.3%	13.2%

Quarters Ended March 30, 2003 and March 31, 2002

NET SALES

Consolidated

     Consolidated net sales decreased approximately $1.3 million or 4%, from $31.5 million during the first quarter of 2002 to $30.2 million during the first quarter of 2003. The decrease was principally due to declines in sales of Cell Culture products, primarily because one of the Company’s major customers deferred its shipments until the second half of 2003.

Cell Culture Products

     Net sales of Cell Culture Products declined $1.4 million or 9% from $15.2 million in the first quarter of 2002 to $13.8 million in the first quarter of 2003. The decrease was principally due to lower sales of EX-CYTE®, primarily because one of the Company’s major customers deferred its shipments until the second half of 2003. Sales of EX-CYTE® declined approximately $1.3 million from $5.9 million in the first quarter of 2002 to $4.6 million in the first quarter of 2003. Sales of BSA increased approximately $1.0 million or 29% from $3.4 million in the first quarter of 2002 to $4.3 million in the first quarter of 2003. The increase in BSA is largely due to the Toronto plant coming on line in January 2003. Sales of media supplements remained stable at $3.3 million in the first quarter of 2002 and $3.4 million in the first quarter of 2003. The increase in BSA was offset by declines in other Cell Culture Products.

Diagnostic Products

     Net sales of Diagnostic Products increased approximately $0.5 million, or 7%, from $6.7 million in the first quarter of 2002 to $7.2 million in 2003. Sales of monoclonal antibodies and related products increased from $3.9 million in the first quarter of 2002 to $5.3 million in the current year quarter due to increased demand and price increases. The Company expects sales to continue to be strong for the monoclonal antibodies and related products in particular due to new blood typing regulations in Europe. This increase was partially offset by decreased sales of disease state antibodies, detection products and other diagnostic products.

Research Products

     Net sales of Research Products remained constant at $1.0 million in the first quarter of 2002 and in the first quarter of 2003.

Therapeutic Products

     Net sales of Therapeutic Products declined from $8.6 million in the first quarter of 2002 to $8.2 million in the first quarter of 2003. Sales of vaccinia antibodies totaled $5.6 million in the first quarter of 2003 compared to no sales in the prior year quarter, as this product was introduced in the third quarter of 2002. The incremental revenue from the vaccinia product was offset by declines in sales of the Company’s other therapeutic plasma products, with the most significant decline coming from anti-hepatitis antibodies, which declined approximately $5.0 million or 88% from $5.7 million in the first quarter of 2002 to $0.7 million in the first quarter of 2003.

GROSS PROFIT

Consolidated

     Consolidated gross profit decreased approximately $1.8 million, or 12%, from $15.5 million in the first quarter of 2002 to $13.7 million in 2003. Gross margins were 46% for the first quarter of 2003 versus 49% in the same period in 2002. The decrease is primarily attributable to the significantly lower margins on Therapeutic Products as well as the impact of EX-CYTE® representing a lower percentage of total sales in the first quarter of 2003 versus first quarter of 2002.

Cell Culture Products

     Gross profit from Cell Culture Products decreased $0.8 million, or 10%, from $7.9 million in the first quarter of 2002 to $7.1 million in the first quarter of 2003. The decrease was principally due to declines in sales of EX-CYTE®, primarily because one of the Company’s major customers deferred its shipments until the second half of 2003. Gross margins on Cell Culture Products were relatively unchanged at 52% in the first quarter of 2002 compared with 51% in the first quarter of 2003.

Diagnostic Products

     Gross profit from Diagnostic Products increased $0.2 million, or 5% from $3.7 million in the first quarter of 2002 to $3.9 million in the first quarter of 2003. The increase was attributable to increased sales of monoclonal antibodies and related products partially offset by decreased sales of disease state antibodies, detection products and other diagnostic products. Gross margins on Diagnostic Products were 55% for the first quarter of 2002, compared with 54% in the current year quarter.

Research Products

     Gross profit from Research Products increased $0.4 million from $0.4 million in the first quarter of 2002 to $0.8 million in the first quarter of 2003. Gross margins on Research Products were 39% in the first quarter of 2002 and 78% in the first quarter of 2003. The improved gross margin is largely due to higher royalty income from licensed products in the current year period.

Therapeutic Products

     Gross profit from Therapeutic Products decreased approximately $1.6 million, or 45%, from $3.6 million in the first quarter of 2002 to $2.0 million in the first quarter of 2003. Gross margins on Therapeutic Products decreased from 41% in the first quarter of 2002 to 24% in the first quarter of 2003. Therapeutic gross margins have been negatively impacted by excess production capacity in the donor centers. This excess capacity has resulted in a higher cost of production, which resulted in a writedown to net realizable value during the quarter of approximately $0.5 million. The Company addressed this excess capacity by closing an additional three centers during the first quarter. However, based on current order volume the Company expects it may continue to experience excess capacity, which could result in additional net realizable value adjustments during the remainder of 2003. The Company will continue to analyze demand and adjust capacity accordingly.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Consolidated selling, general and administrative expenses decreased approximately $2.3 million, or 23%, in the first quarter of 2003, from $10.2 million in the first quarter of 2002 to $7.9 million in the current year. The decline was primarily attributable to the prior year quarter including costs related to operation of the former Intergen headquarters, integration costs related to the Intergen acquisition and professional fees related to the operational assessment and optimization of the Company’s plasma operations.

RESEARCH AND DEVELOPMENT

     Research and development expenses remained stable at $1.0 million in the first quarter of 2002 and 2003. The Company expects 2003 research and development expenditures to represent approximately 3.5% of sales, and that the investment in this area may increase over the next several years.

     The Company’s research and development activities are focused on developing new products and applications for the markets it serves, particularly in the areas of therapeutics and cell culture media supplements. The therapeutic activities are focused on the development of new indications for hyper-immune plasma products related to identified bio-terrorism targets and infectious diseases for which there are no or insufficient treatment opportunities. Additionally, a longer term objective is to leverage the knowledge and expertise existing in the Company to develop monoclonal antibodies for therapeutic purposes. With respect to cell culture media supplements, the Company is performing studies related to EX-CYTE® that should lead to more defined derivatives and specifically targeted compounds. In addition, research efforts include the study and development of new recombinant supplements.

SPECIAL CHARGES

     During the first quarter 2003 the Company closed three of its thirteen donor centers, located in Birmingham, Alabama; Washington D.C.; and Provo, Utah. The donor base for the Provo center will be integrated into the Company’s Salt Lake City, Utah center. As a result of these closings, the Company recorded a charge of $0.8 million. The components of the charge included approximately $0.3 million for employee termination costs, $0.3 million for lease termination costs and $0.2 million related to write-off of certain long-lived assets. The employee termination costs covered approximately 46 employees. Employee termination costs and lease termination costs are expected to be paid by the end of 2003. The employee termination and headcount also includes employees terminated at the Company’s central testing laboratory.

     During the first quarter 2003 the Company also incurred special charges of approximately $0.5 million. The components of this charge included approximately $0.4 million related to the write-off of debt issuance costs associated with its existing revolving credit facility that was replaced on April 7, 2003, $0.1 million related to loss associated with an equipment failure at the Toronto facility and other termination costs. These termination benefits are expected to be paid by the end of the first quarter 2004.

OTHER EXPENSE, NET

     Other expense, net consists primarily of amortization of definite-lived intangible assets and gains and losses from foreign currency transactions. Amortization expense was unchanged between years at $0.2 million in the first quarter of 2002 and 2003. Foreign currency gain (loss) was immaterial during the first quarter of 2002 and 2003.

INTEREST (INCOME) EXPENSE, NET

     Interest (income) expense, net remained relatively constant at $(0.1) million in the first quarter of 2002 and $0.1 million in the first quarter of 2003.

Liquidity and Capital Resources

     The following table sets forth certain indicators of financial condition and liquidity as of March 30, 2003 and December 29, 2002 (in thousands):

	March 30,	December 29,
	2003	2002

Cash and cash equivalents	$21,146	$12,850
Working capital	66,491	65,468
Total long-term debt and capital lease obligations	238	424
Stockholders’ equity	173,180	170,370
Total debt to equity ratio	0.1%	0.2%

     Serologicals has three principal sources of near-term liquidity: (1) existing cash and cash equivalents; (2) cash generated by operations, and (3) available borrowing capacity under the new revolving credit facility (the “Revolver”), which provides for a maximum borrowing capacity of $35 million. As of May 6, 2003, the Company had $33.0 million of borrowing capacity under the Revolver. Management believes the Company’s liquidity and capital resources are sufficient to meet its working capital, capital expenditure and other anticipated cash requirements over the next twelve months.

     Net cash provided by operating activities in the first quarter of 2003 was $10.8 million as compared to net cash provided of $5.9 million in the first quarter of 2002. This increase was primarily attributable to incremental decline in accounts receivable and increase in accrued liabilities of $6.3 million and $3.5 million, respectively, offset by lower net income of $0.7 million and incremental increases in inventories and decreases in accounts payable of $1.2 million and $2.3 million, respectively. Accounts receivable historically decline in the first quarter of each year due to the fourth quarter of each year being the strongest sales quarter of the year. Accounts receivable declined more in the first quarter of 2003 than in first quarter of 2002 due to the incremental sales growth in the fourth quarter of 2002 compared to the fourth quarter of 2001. Additionally, inventories historically rise in the first quarter of each year, but this year rose more than in 2002 due to the delays in EX-CYTE® shipments as discussed earlier.

     Net cash used in investing activities in the first quarter of 2003 was $2.3 million, compared with $2.6 million in the first quarter of 2002. Capital expenditures for the first quarter of 2003 consisted primarily of the following items: 1) construction of the Company’s new EX-CYTE® manufacturing facility in Lawrence, Kansas, 2) leasehold improvements associated with the relocation of certain human plasma donor centers and 3) completion of the Company’s Enterprise Resource Planning system. The Company anticipates capital expenditures for the remainder of the year to total approximately $27.0 million to $31.0 million. The most significant expenditure anticipated for the remainder of 2003 is the construction of the Company’s new EX-CYTE® manufacturing facility.

     Net cash used in financing activities in the first quarter of 2003 was $0.2 million, compared with net cash used in financing activities of $0.3 million in the first quarter of 2002. Financing activities in the first quarter of 2003 consisted of the repayment of borrowings on a note payable and certain capital lease obligations and payment of debt issuance costs associated with the Company’s new credit facility, offset partially by proceeds from the exercise of stock options.

     There have been no material changes regarding Serologicals’ contractual obligations from the information provided in our Annual Report on Form 10-K for the fiscal year ended December 29, 2002, other than as discussed below. The contractual obligations are discussed under the caption “Liquidity and Capital Resources” in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Form 10-K.

     On April 7, 2003, the Company entered into a new $82.5 million five-year term loan. This term loan, combined with a new revolving credit facility (the “Revolver”) of $35 million, replaced the Company’s existing $65 million facility. The credit facility bears interest at a floating rate of interest determined by reference to a base rate or to Eurodollar interest rates, plus a margin. The margin on base rate loans is 3.25% and 2.75% for the term loan and revolving credit facility, respectively. The margin on Eurodollar loans is 4.25% and 3.75% for the term loan and revolving credit facility, respectively. The Company is required to pay a commitment fee ranging from .5% to .75%, depending on the Company’s leverage and amounts borrowed under the revolving credit facility. The applicable margins and commitment fees on the unused portion of the Revolver are subject to adjustment on future adjustment dates based on the consolidated leverage ratio of the Company on the adjustment dates. The term loan and Revolver are secured by substantially all of the assets of the Company. The term loan and revolving credit facility contain certain financial covenants that require the maintenance of a minimum interest coverage ratio, a fixed charge coverage ratio and earnings before interest, taxes, depreciation and amortization and that also provide for a maximum leverage ratio and limitations on capital expenditures. Furthermore, under the terms of the term loan and Revolver, there are covenants dealing with acquisitions, repurchasing common stock and on the Company’s ability to pay dividends. The following table reflects the principal payments under the term loan (in thousands):

2003	$500
2004	4,625
2005	12,375
2006	26,813
2007	22,187
2008	16,000

$82,500

     The Company has no off-balance sheet financing arrangements and has not created any special purpose entities. Additionally, the Company does not undertake any trading activities within its business with respect to non-exchange traded contracts accounted for at fair value.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     There have been no material changes regarding Serologicals’ market risk position from the information provided in our Annual Report on Form 10-K for the fiscal year ended December 29, 2002. The quantitative and qualitative disclosures about market risk are discussed under the caption “Market Risk” in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Form 10-K.

Item 4. Controls and Procedures

a.	Evaluation of disclosure controls and procedures.

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

b.	Changes in internal controls.

N/ A

PART II.

Item 1. Legal Proceedings

     The Company is involved in certain litigation arising in the ordinary course of business. In management’s opinion, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits (numbered in accordance with Item 601 of Regulation S-K):

3.1	Amended and Restated Certificate of Incorporation (Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the period ending December 29, 2002 is hereby incorporated by reference.)
3.2	Amended and Restated By-laws (Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (File No. 33-91176), effective June 14, 1995, is hereby incorporated by reference).
4.1	Specimen Common Stock Certificate (Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 33-91176), effective June 14, 1995, is hereby incorporated by reference).
4.2	Specimen Form of Rights Certificate (Exhibit 2.1 of the Company’s Registration Statement on Form 8-A (File No.000-26126) filed August 10, 1999, is hereby incorporated by reference).
4.3	Form of Rights Agreement, dated as of August 2, 1999, between the Company and State Street Bank & Trust Company, N.A. (Exhibit 2.2 of the Company’s Registration Statement on Form 8-A (File No. 000-26126) filed August 10, 1999, is hereby incorporated by reference).
4.4	Form of Certificate of Designation, Preferences and Rights of Series B Preferred Stock (Exhibit 2.3 of the Company’s Registration Statement on Form 8-A (File No. 000-26126) filed August 10, 1999, is hereby incorporated by reference).
4.5	Summary of Rights Plan (Exhibit 2.4 of the Company’s Registration Statement on Form 8-A (File No. 000-26126) filed August 10, 1999).
10.1	Severance Agreement between the Company and Keith J. Thompson.
10.2	Revised Employment Agreement between the Company and Jeffrey D. Linton.
99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K filed during the quarter ended March 30, 2003:

1)	Form 8-K announcing the agreement to purchase Chemicon on February 11, 2002.
2)	Form 8-K filing the Company’s fourth quarter 2002 earnings release on February 21, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEROLOGICALS CORPORATION (Registrant)

Date: May 14, 2003
	BY:	/s/ HAROLD W. INGALLS

Harold W. Ingalls Duly Authorized Officer of the Registrant, Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, David A. Dodd, certify that

1.	I have reviewed this Quarterly Report on Form 10-Q of Serologicals Corporation;

2.	Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.	Based on my knowledge, the financial statements and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

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

c.	presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ HAROLD W. INGALLS

Harold W. Ingalls Vice President, Finance and Chief Financial Officer