Form 10-Q
period 2003-06-29
SEROLOGICALS CORP
filed 2003-08-08
CIK 767673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2003

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days.   Yes ☐   No ☐

Indicate by check whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).   Yes ☐   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 7, 2003

Common Stock, $.01 par value per share	24,562,142

INDEX

SEROLOGICALS CORPORATION AND SUBSIDIARIES

PART I.

Item 1. Financial Statements

SEROLOGICALS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands)

	June 29,	December 29,
	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,957	$12,850
Trade accounts receivable, net	33,759	35,868
Inventories	38,614	26,305
Other current assets	8,305	6,692

Total current assets	85,635	81,715

PROPERTY AND EQUIPMENT, net	65,798	55,461

OTHER ASSETS:
Goodwill	101,744	39,226
Intangible assets, net	51,197	14,212
Other, net	670	551

Total other assets	153,611	53,989

Total assets	$305,044	$191,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$1,871	$385
Accounts payable	3,972	5,361
Accrued liabilities	17,246	10,501

Total current liabilities	23,089	16,247

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current maturities	87,536	39

DEFERRED INCOME TAXES	17,211	4,116

OTHER LIABILITIES	407	393

STOCKHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	278	277
Additional paid-in capital	118,709	118,116
Retained earnings	75,365	72,211
Accumulated other comprehensive income	2,796	113
Less: Common stock held in treasury	(20,347)	(20,347)

Total stockholders’ equity	176,801	170,370

Total liabilities and stockholders’ equity	$305,044	$191,165

The accompanying notes are an integral part of these consolidated financial statements.

SEROLOGICALS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited and in thousands, except share and per share data)

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

Net sales	$43,924	$37,292	$74,092	$68,763
Costs and expenses:
Cost of sales	23,334	18,672	39,783	34,660
Selling, general and administrative expenses	12,286	10,163	20,152	20,381
Research and development	1,944	1,380	2,970	2,376
Amortization of intangibles	685	233	931	476
Special charges, net	2,234	1,309	3,573	1,309

Operating income	3,441	5,535	6,683	9,561
Other expense, net	193	99	262	35
Interest expense (income), net	1,495	(382)	1,557	(458)

Income before income taxes	1,753	5,818	4,864	9,984
Provision for income taxes	622	2,036	1,711	3,494

Net income	$1,131	$3,782	$3,153	$6,490

Net income per common share:
Basic	$0.05	$0.16	$0.13	$0.27

Diluted	$0.05	$0.15	$0.13	$0.26

Weighted average shares:
Basic	24,485,369	24,339,675	24,469,451	24,303,005

Diluted	24,847,669	24,921,293	24,807,618	24,872,093

The accompanying notes are an integral part of these consolidated financial statements.

SEROLOGICALS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended

	June 29,	June 30,
	2003	2002

Operating activities:
Net income	$3,153	$6,490
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	$4,895	$3,328
Loss on disposal of assets	115	—
Tax benefit from exercise of stock options	86	746
Non-cash special charges	2,509	532
Deferred and other compensation	38	117
Changes in operating assets and liabilities, net of effect of business combination:
Trade accounts receivable, net	7,040	(3,010)
Inventories	(6,080)	(2,811)
Income tax receivable	(398)	1,843
Other assets	43	(3,175)
Accounts payable	(2,770)	(342)
Accrued liabilities	1,966	(3,152)
Deferred revenue	(557)	1,187
Other, net	762	873

Total adjustments	7,648	(3,864)

Net cash provided by operating activities	10,802	2,626

Investing activities:
Purchases of property and equipment	(6,641)	(6,406)
Purchase of business, net of cash received	(97,097)	—
Other	—	(189)

Net cash used in investing activities	(103,738)	(6,595)

Financing activities:
Proceeds from term loan and revolving credit facility	88,500	—
Payments on long-term debt and capital leases	(378)	(3,935)
Proceeds from stock plans	470	2,101
Payment of debt issuance costs	(4,413)	—
Other	864	(347)

Net cash provided by (used in) financing activities	85,043	(2,181)

Net decrease in cash and cash equivalents	(7,893)	(6,150)
Cash and cash equivalents, beginning of period	12,850	10,780

Cash and cash equivalents, end of period	$4,957	$4,630

Supplemental Disclosures:
Interest paid, net of amounts capitalized	$534	$—
Income taxes paid	$1,711	$2,777
Non-Cash Investing and Financing Activities:
Contingent consideration payable	$—	$327
Stock acquired by employees in lieu of cash bonus	$138	$212

The accompanying notes are an integral part of these consolidated financial statements.

SEROLOGICALS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 29, 2003
(UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

     Organization

     Serologicals Corporation, a Delaware corporation, (together with its subsidiaries, The “Company” or “Serologicals”) is a global provider of biological products and enabling technologies to life science companies. Our products are essential for the research, development and manufacturing of biologically based life science products. Our products and technologies are used in a wide variety of applications within the areas of oncology, hematology, immunology, cardiology and infectious diseases, as well as in the study of molecular biology. Our customers include many of the leading life science companies throughout the world.

     Our operations have historically been organized into four primary operating segments: cell culture products, diagnostic products, research products and therapeutic plasma products. These segments are based primarily on the differing production, manufacturing and other value-added processes that we perform with respect to the products and, to a lesser extent, the differing nature of the ultimate end use of our products.

     We manufacture our cell culture and diagnostics products in facilities located in North America and Europe. We operate protein fractionation facilities located in Kankakee, Illinois and Toronto, Ontario and have a third facility under construction in Lawrence, Kansas. These facilities provide a variety of highly purified proteins used in diagnostic reagents and cell culture media components for use in the development and manufacturing of biotechnology products. Additionally, these facilities produce a line of highly purified animal proteins known as tissue culture media components that are used primarily by biopharmaceutical and biotechnology companies as nutrient additives in cell culture media. We manufacture monoclonal antibodies in our Scotland facility which is used in diagnostic products such as blood typing reagents and in controls for diagnostic tests for certain infectious diseases. We operate a facility in Milford, Massachusetts that includes a central product distribution facility, as well as operations related to our human-sourced polyclonal antibody business and production of substrates for use in diagnostic assays.

     We conduct the operations of our research segment primarily through Chemicon, which we acquired in April 2003 for $95.0 million in cash, plus assumed liabilities and direct costs related to the transaction. Chemicon provides a broad range of specialty reagents, kits, antibodies and molecular biology tools to biotechnology, pharmaceutical and academic research customers working in the areas of neuroscience, infectious disease, drug discovery, cancer research, stem cell research and proteomics. Chemicon is also a leading supplier of monoclonal antibodies, conjugates, antibody blends and kits for use in the diagnostic laboratory. Chemicon, headquartered in Temecula, California, has manufacturing and distribution operations in Temecula, California, Australia and the United Kingdom. Chemicon will operate as a stand alone division of the company, and will be reported in our research products segment.

     The Company conducts its therapeutic products segment (or blood plasma operations) through a national network of 10 donor centers that specialize in the collection of hyper-immune human antibodies. As noted in Note 6, we have announced our intention to exit the therapeutic plasma business.

     Basis of Presentation

     The accompanying unaudited consolidated financial statements include the accounts of Serologicals and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are of a normal recurring nature, to present fairly Serologicals’ financial position, results of operations and cash flows at the dates and for the periods presented. Interim results of operations are not necessarily indicative of results to be expected for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements as of December 29, 2002 and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2002, as amended in Form 8-K filed on August 8, 2003.

     Certain prior year amounts have been reclassified to conform to the current year presentation.

     Inventories

     Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. Market for work-in-process and finished goods inventories is net realizable value and for raw materials is replacement cost. The components of inventories are stated as follows (in thousands):

	June 29,	December 29,
	2003	2002

Raw materials	$10,529	$4,167
Work in process	8,754	4,132
Finished goods	19,331	18,006

Total	$38,614	$26,305

     Earnings Per Share

     Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per share is similar to basic earnings per share, except the weighted average number of shares includes the dilutive effect of stock options and similar instruments.

     The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

Basic earnings per share:
Net income	$1,131	$3,782	$3,153	$6,490
Weighted average shares of common stock outstanding	24,485	24,340	24,469	24,303

Net income per share	$0.05	$0.16	$0.13	$0.27

Diluted earnings per share:
Net income	$1,131	$3,782	$3,153	$6,490
Weighted average shares of common stock outstanding	24,485	24,340	24,469	24,303
Effect of dilutive securities:
Stock options and warrants	344	567	321	556
Common stock awards	19	14	18	13

Weighted average shares of common stock outstanding, including dilutive instruments	24,848	24,921	24,808	24,872

Net income per share	$0.05	$0.15	$0.13	$0.26

     The following shares issuable under stock option agreements were excluded from the calculation of dilutive earnings per share for the periods indicated as the option price exceeded the average market price for the Company’s stock and thus their effect would have been anti-dilutive (in thousands):

Three Months Ended		Six Months Ended

June 29,	June 30,	June 29,	June 30,
2003	2002	2003	2002

1,433	571	1,347	472

     Stock-Based Compensation Plan

     At June 29, 2003, the Company has one stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

Net income, as reported	$1,131	$3,782	$3,153	$6,490
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	621	280	1,242	560

Pro forma net income	$510	$3,502	$1,911	$5,930

Earnings per share:
Basic-as reported	$0.05	$0.16	$0.13	$0.27
Basic –pro forma	0.02	0.14	0.08	0.24
Diluted-as reported	$0.05	$0.15	$0.13	$0.26
Diluted-pro forma	0.02	0.14	0.08	0.24

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

     Comprehensive Income

     The following table sets forth the calculation of comprehensive income for the periods indicated below (in thousands):

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

Net income, as reported	$1,131	$3,782	$3,153	$6,490
Add: other comprehensive loss, net of tax:
Foreign currency translation adjustments	2,043	1,252	2,683	1,048

Comprehensive income	$3,174	$5,034	$5,836	$7,538

     Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of this standard did not have any impact on the Company’s financial statements.

     In April 2003, the FASB issued SFAS No. 149, “Amendment to Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is applied prospectively and is effective for contracts entered into or modified after June 30, 2003, except for SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 and certain provisions relating to forward purchases and sales on securities that do not yet exist. The adoption of this standard did not have any impact on the Company’s financial statements.

     During May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company anticipates that there will be no impact on its consolidated financial statements upon the adoption of SFAS 150.

2. ACQUISITION

     Acquisition of Chemicon

     Effective April 1, 2003, Serologicals completed the acquisition of 100% of the common stock of Chemicon International, Inc. (“Chemicon”), a privately-owned company based in Temecula, California. Chemicon has manufacturing, distribution and research and development operations in Temecula, California, Australia and the United Kingdom. Chemicon provides a broad range of specialty reagents, kits, antibodies and molecular biology tools to biotechnology, pharmaceutical and academic research customers working in the areas of neuroscience, infectious disease, drug discovery, cancer research, stem cell research and proteomics. Chemicon is also a leading supplier of monoclonal antibodies, conjugates, antibody blends and kits for use in the diagnostic laboratory. The acquisition of Chemicon greatly expanded the Company’s range of products and customers within the research market. The purchase price of $95.0 million in cash was funded with the proceeds from an $82.5 million five-year term loan and cash on hand. The results of operations of Chemicon are included in the Company’s financial statements beginning April 1, 2003.

     The Company preliminarily allocated the purchase price to the fair value of identifiable long-lived assets and intangibles based on an independent third party appraisal. This allocation has not been finalized. Management expects to finalize the allocation by the end of the fourth quarter of 2003. None of the goodwill related to the acquisition of Chemicon is expected to be deductible for tax purposes. Chemicon is included in the research products segment. The preliminary purchase price allocation resulted in the following long-term asset classifications (in thousands):

Asset Description	Estimated Value	Weighted Average Life

Developed products	$24,000	18.6 years
Trademarks and trade names	9,000	Indefinite
Information database	600	10 years
Customer relationships	500	5 years
Distributor relationships	200	5 years
Goodwill	62,518	Indefinite

     In connection with the allocation of the purchase price, and the results of the independent appraisal, the Company determined that none of the purchase price should be allocated to in-process research and development projects, since Chemicon’s research and development efforts are focused on developing applications and uses of existing technologies.

     In conjunction with the business combination, the Company is evaluating the consolidation of certain components of Chemicon’s operations. Any costs incurred related to a restructuring resulting from this effort will be included in the purchase price of Chemicon in accordance with Emerging Issues Task Force (“EITF”) 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” These costs may include termination benefits, relocation costs, asset impairments and lease commitments. The Company expects to complete its evaluation by the end of fiscal year 2003.

     The following table summarizes the results of Serologicals on a pro forma basis for the three and six months ended June 29, 2003 and June 30, 2002 as if the acquisition of Chemicon had occurred at the beginning of each period. The pro forma results exclude certain expenses totaling approximately $0.4 million that were recorded by Chemicon as a result of the acquisition. These costs primarily include professional and other fees paid as a direct result of the transaction. These results do not purport to represent what the results of operations for Serologicals would have actually been or to be indicative of the future results of operations of Serologicals (in thousands, except per share amounts).

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

Revenue	$43,924	$47,247	$85,242	$88,556
Net income	1,131	3,297	2,973	5,748
Net income per common share:
Basic	$0.05	$0.14	$0.12	$0.24
Diluted	0.05	0.13	0.12	0.23

3. SPECIAL CHARGES

     During the second quarter of 2003, the Company approved a plan to transfer the responsibility for manufacturing and distribution of research products from Gaithersburg, Maryland to the Chemicon division. This transfer is expected to provide a more competitive focus for the manufacturing, sales and distribution of these products and is anticipated to be complete by the end of the third quarter of 2003. In addition, during the quarter, the Company continued to review its infrastructure to ensure the staffing is optimal to focus on the primary growth areas related to the Company’s strategic plan. As a result of these efforts, including its ongoing product rationalization initiatives, the Company reduced its workforce at various locations including the Gaithersburg facility, the Kankakee facility, the Milford facility and the corporate office. As a result of these restructurings, the Company recorded $1.3 million in special charges in the accompanying consolidated statement of income. The components of the special charge included approximately $0.4 million for employee severance, $0.8 million related to the impairment of certain long-lived assets at Gaithersburg, Maryland and $0.1 million related to other restructuring costs. Employee termination costs are expected to be paid by the end of 2004. The Company estimates that the cost to complete the relocation of manufacturing and distribution of research products from Gaithersburg, Maryland, which will be expensed in the second half of 2003, will be approximately $0.2 to $0.3 million, primarily related to severance costs, moving and lease obligations.

     During the second quarter of 2003, the Company also incurred $0.9 million resulting from the Bovine Spongiform Encephalopathy (“BSE”) or “mad-cow” disease scare in Canada. This charge included costs associated with writing off certain inventory that had been sourced from Canadian raw materials and the cost of shutting down and cleaning a section of the Toronto manufacturing facility to prepare for the switchover to U.S.-sourced raw materials. Prior to the announcement that a single cow had tested positive for BSE, the Company procured certain bovine raw materials from Canadian sources. As a result of this issue, and after discussions with customers, the Company began sourcing all bovine raw materials used in the Toronto facility from the United States. The Toronto plant was partially shutdown for approximately one month during the quarter for cleaning and sterilization. Additionally, certain inventory that was manufactured in Canada and scheduled to be shipped to international customers was delayed by foreign governments. The United States Department of Agriculture ban on Canadian imports of bovine materials prevented the transfer of products from Toronto to our distribution facility in Massachusetts for part of the quarter.

     During the first quarter of 2003, the Company closed three of its thirteen donor centers, located in Birmingham, Alabama; Washington, D.C.; and Provo, Utah. The donor base for the Provo center was integrated into the Company’s Salt Lake City, Utah center. As a result of these closings, the Company recorded a charge of $0.8 million. The components of the charge included approximately $0.3 million for employee termination costs, $0.3 million for lease termination costs and $0.2 million related to write-off of certain long-lived assets. Employee termination costs related to the center closings and lease termination costs are expected to be paid by the end of 2003. The employee termination costs also includes employees terminated at the Company’s central testing laboratory.

     During the first quarter of 2003, the Company also incurred special charges of approximately $0.5 million. Subsequent to notifying the lender of our intent to terminate our then existing credit facility, the Company recorded a charge of approximately $0.4 million related to the write-off of debt issuance costs. Additionally, the Company recorded a charge of $0.1 million related to a loss associated with an equipment failure at the Toronto facility and other termination costs. These termination benefits were paid in full during the second quarter 2003.

     During the second quarter of 2002, the Company recorded a charge totaling approximately $1.3 million related to the closure of four of its donor centers. The decision to close the centers resulted from an extensive evaluation of the operations of the Therapeutics business segment. The charge consisted of severance payments, costs associated with lease obligations at the four centers, write-offs of certain assets, including leasehold improvements and equipment, and intangible assets related to the centers, such as FDA licenses and non-compete agreements.

     The following table summarizes special charges by segment (in thousands):

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

Research products	$899	$—	$899	$—
Cell culture products	1,032	—	1,186	—
Diagnostic products	58	—	116	—
Therapeutic products	141	1,309	920	1,309
Corporate	104	—	452	—

	$2,234	$1,309	$3,573	$1,309

     The following table summarizes the activity in the accrual for termination benefits and other costs for the six months ended June 29, 2003 (in thousands):

	Balance,		Cash	Noncash	Balance,
Description	12/29/02	Expenses	Paid	Writeoffs	6/29/03

Employee termination costs	$1,026	$719	$(1,377)	$—	$368
Lease termination costs	325	244	(170)	—	399
Asset impairment	—	2,274	—	(2,274)	—
Other	—	336	(101)	(235)	—

	$1,351	$3,573	$(1,648)	$(2,509)	$767

     The remaining accrual of $0.8 million is included in “Accrued liabilities” in the Consolidated Balance Sheets. All of these amounts are expected to be paid in 2003 and 2004.

4. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long-term debt and capital lease obligations at June 29, 2003 and December 29, 2002 consisted of the following (in thousands):

	June 29,	December 29,
	2003	2002

Term loan	$82,500	$—
Revolving credit facility	6,000	—
Notes payable at 3.48%, maturing in 2003	864	—
Capital lease obligations at varying interest rates and terms, maturing in 2004	43	424

	89,407	424
Less: current maturities	1,871	385

	$87,536	$39

     On April 7, 2003, the Company entered into a new $82.5 million five-year term loan. This term loan, combined with a four-year revolving credit facility (“Revolver”) of $35 million, replaced the Company’s existing $65 million facility. The new credit facility bears interest at a floating rate of interest determined by reference to a base rate or to Eurodollar interest rates, plus a margin. The margin on base rate loans is 3.25% and 2.75% for the term loan and Revolver, respectively. The margin on Eurodollar loans is 4.25% and 3.75% for the term loan and Revolver, respectively. The Company is required to pay a commitment fee ranging from .5% to .75%, depending on the Company’s leverage and amounts borrowed under the revolving credit facility. The applicable margins and commitment fees on the unused portion of the Revolver are subject to adjustment on future adjustment dates based on the consolidated leverage ratio of the Company. The term loan and Revolver are secured by substantially all of the assets of the Company. The term loan and Revolver contain certain financial covenants that require the maintenance of a minimum interest coverage ratio, a fixed charge coverage ratio and earnings before interest, taxes, depreciation and amortization and that also provide for a maximum leverage ratio and limitations on capital expenditures. Furthermore, under the terms of the term loan and Revolver, there are restrictions dealing with acquisitions, repurchasing common stock and on the Company’s ability to pay dividends. The following table reflects the principal payments under the term loan and Revolver (in thousands):

2003	$500
2004	4,625
2005	12,375
2006	26,813
2007	28,187
2008	16,000

$88,500

     During the second quarter of 2003, the Company entered into an agreement to finance insurance premiums, pursuant to which it issued an unsecured promissory note in the amount of $0.9 million. The notes bears interest at 3.48% and requires that principal payments be made monthly according to a fixed payment schedule.

     The Company capitalizes interest on borrowings during the active construction period of major capital projects. During the three and six months ended June 29, 2003 the Company capitalized approximately $0.1 million in connection primarily with the construction of the new EX-CYTE® plant in Lawrence, Kansas. During the three months and six months ended June 30, 2002, the Company capitalized approximately $0.2 million and $0.3 million, respectively, in connection with various projects.

5. SEGMENT INFORMATION

     SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” requires the reporting of information about operating segments in annual financial statements and requires selected information in interim financial reports. Beginning in 2003, for management purposes the operations of the Company’s subsidiaries are organized into four primary operating segments: Research Products (“Research”), Cell Culture Products (“Cell Culture”), Diagnostic Products (“Diagnostics”) and Therapeutic Products (“Therapeutics”). These segments are based primarily on the differing production, manufacturing and other value-added processes performed by the Company with respect to the products and, to a lesser extent, the differing end use and customer bases to which each reportable segment sells its products. During 2002, the Company reported only three operating segments, Biotechnology and Molecular Biology Products, Therapeutic Products and Diagnostic Products. As a result of the Chemicon acquisition, the Company has developed a significant portfolio of products used in applications within the research products field.

     The activities of the Research segment primarily include manufacturing and sales of reagents, cell-based assays, antibodies and molecular biology products. Key products within the Research segment are ESGRO®, Arthrogen-CIA® and Amplifuor®. The Cell Culture segment products consist of cell culture media and supplements for drug development, biomanufacturing and life science research. The Company’s flagship product within this segment is EX-CYTE®. Other key products within the Cell Culture segment include bovine serum albumin (“BSA”), recombinant insulin and other products used principally in mammalian cell culture. The key products within the Diagnostic segment are monoclonal antibodies used in blood typing reagents and diagnostic antibodies and certain human-sourced polyclonal antibodies. The key products within the Therapeutic segment are hyper immune antibodies. All of the comparisons discussed below reflect the restatement of the prior year segments so that they are consistent with the current year presentation.

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

Net sales:
Research products	$13,116	$1,038	$14,164	$2,049
Cell culture products	15,499	17,665	29,265	32,855
Diagnostic products	7,947	6,281	15,116	12,982
Therapeutic products	7,362	12,308	15,547	20,877

	$43,924	$37,292	$74,092	$68,763

Gross profit :
Research products	$7,647	$416	$8,464	$813
Cell culture products	8,069	10,263	15,148	18,124
Diagnostic products	4,432	2,902	8,305	6,577
Therapeutic products	442	5,039	2,392	8,589

	20,590	18,620	34,309	34,103
Reconciling items:
Selling, general and administrative	12,286	10,163	20,152	20,381
Research and development	1,944	1,380	2,970	2,376
Amortization of intangibles	685	233	931	476
Special charges, net	2,234	1,309	3,573	1,309
Other expense, net	193	99	262	35
Interest expense (income), net	1,495	(382)	1,557	(458)

Income before income taxes	$1,753	$5,818	$4,864	$9,984

     During the second quarter of 2003, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company completed an annual impairment review of its goodwill and indefinite lived intangible assets as of the end of the second quarter with the assistance of an independent valuation firm. Based on this valuation, the Company determined that no impairment of these assets existed as of June 29, 2003.

6. SUBSEQUENT EVENTS

     The Company announced on July 10, 2003 that its Board of Directors had approved a plan to exit the Therapeutics’ business. This will impact the Company’s ten plasma collection centers and its central testing laboratory in Clarkston, GA. The Company intends to pursue exit opportunities, including the potential sale of some or all of the assets related to the business. As part of this exit plan, the Company expects to address and resolve all contractual commitments with customers and suppliers. Beginning in the third quarter of 2003, the Company expects to account for the results of this segment as discontinued operations in accordance with SFAS No. 144, “Impairment of Long-Lived Assets and Discontinued Operations.” The major classes of assets and liabilities of Therapeutics included in the consolidated balance sheet as of June 29, 2003 are as follows (amounts in thousands):

Assets:
Accounts receivables	$6,717
Inventories	5,789
Property and equipment, net	5,838
Goodwill and other intangible assets	8,632
Liabilities:
Accounts payable and accrued liabilities	1,635

FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about the Company’s beliefs and expectations, are forward-looking statements. Forward-looking statements may be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” or “continue” and other words of similar meaning or future or conditional verbs such as “will,” “should,” “would,” and “could.” Forward-looking statements include discussions of our expected business outlook, future operations, financial performance, pending acquisitions, financial strategies, future working capital needs and projected industry trends, as well as our strategies for growth, product development, regulatory approvals and compliance, market position and expenditures.

     Forward-looking statements are only predictions and are not guarantees of performance. Forward-looking statements are based on current expectations of future events. The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on the Company’s current views and assumptions regarding future events and operating performance. These assumptions could prove inaccurate, or unknown risks or uncertainties materialize, which could cause actual results to differ materially from expectations or predictions. Many of these factors are beyond the Company’s ability to control or predict.

     Factors that could cause actual results to differ materially include:

•	the ability to manage growth and expansion;
•	the ability to raise capital;
•	the ability to find acceptable acquisitions in the future and to integrate and manage them;
•	the ability to compete effectively within the life sciences research industry;
•	the dependence on suppliers and the ability to maintain favorable supplier agreements and relationships with them;
•	our dependence on the success of the customers of our EX-CYTE® product in developing and marketing new drugs using the product;
•	the ability to attract and retain qualified scientific and production personnel;
•	the ability to comply with regulatory, customer and industry regulations and guidelines;
•	the ability to identify new commercial product opportunities;
•	the ability to protect intellectual property;
•	the effect on results of operations of the loss of any significant customers or reduced orders from significant customers, including reductions or delays in research and development budgets and in government funding;
•	adoption of, or changes in, domestic and foreign laws and regulations that could affect the ability to maintain existing regulatory licenses and approvals; and
•	changes in industry trends, customer specifications and demand, market demand in general and potential foreign restrictions of the importation of products that could impact internal and external growth, earnings and market share.

     Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any of them in light of new information or future events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Serologicals Corporation, a Delaware corporation, (together with its subsidiaries, The “Company” or “Serologicals”) is a global provider of biological products and enabling technologies to life science companies. Our products are essential for the research, development and manufacturing of biologically based life science products. Our products and technologies are used in a wide variety of applications within the areas of oncology, hematology, immunology, cardiology and infectious diseases, as well as in the study of molecular biology. Our customers include many of the leading life science companies throughout the world.

     Our operations have historically been organized into four primary operating segments: cell culture products, diagnostic products, research products and therapeutic plasma products. These segments are based primarily on the differing production, manufacturing and other value-added processes that we perform with respect to the products and, to a lesser extent, the differing nature of the ultimate end use of our products.

     We manufacture our cell culture and diagnostics products in facilities located in North America and Europe. We operate protein fractionation facilities located in Kankakee, Illinois and Toronto, Ontario and have a third facility under construction in Lawrence, Kansas. These facilities provide a variety of highly purified proteins used in diagnostic reagents and cell culture media components for use in the development and manufacturing of biotechnology products. Additionally, these facilities produce a line of highly purified animal proteins known as tissue culture media components that are used primarily by biopharmaceutical and biotechnology companies as nutrient additives in cell culture media. We manufacture monoclonal antibodies in our Scotland facility which is used in diagnostic products such as blood typing reagents and in controls for diagnostic tests for certain infectious diseases. We operate a facility in Milford, Massachusetts that includes a central product distribution facility, as well as operations related to our human-sourced polyclonal antibody business and production of substrates for use in diagnostic assays.

     We conduct the operations of our research segment primarily through Chemicon, which we acquired in April 2003 for $95.0 million in cash, plus assumed liabilities and direct costs related to the transaction. Chemicon provides a broad range of specialty reagents, kits, antibodies and molecular biology tools to biotechnology, pharmaceutical and academic research customers working in the areas of neuroscience, infectious disease, drug discovery, cancer research, stem cell research and proteomics. Chemicon is also a leading supplier of monoclonal antibodies, conjugates, antibody blends and kits for use in the diagnostic laboratory. Chemicon, headquartered in Temecula, California, has manufacturing and distribution operations in Temecula, California, Australia and the United Kingdom. Chemicon will operate as a stand alone division of the company, and will be reported in our research products segment.

     The activities of the Research segment primarily include manufacturing and sales of reagents, cell-based assays, antibodies and molecular biology products. Key products within the Research segment are ESGRO®, Arthrogen-CIA® and Amplifuor®. The Cell Culture segment products consist of cell culture media and supplements for drug development, biomanufacturing and life science research. The Company’s flagship product within this segment is EX-CYTE®. Other key products within the Cell Culture segment include bovine serum albumin (“BSA”), recombinant insulin and other products used principally in mammalian cell culture. The key products within the Diagnostic segment are monoclonal antibodies used in blood typing reagents and diagnostic antibodies and certain human-sourced polyclonal antibodies. The key products within the Therapeutic segment are hyper-immune antibodies. All of the comparisons discussed below reflect the restatement of the prior year segments so that they are consistent with the current year presentation.

     The Company conducts its therapeutic products segment (or blood plasma operations) through a national network of 10 donor centers that specialize in the collection of hyper-immune human antibodies. As noted in Note 6, we have announced our intention to exit the therapeutic plasma business.

Critical Accounting Policies

     The consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States of America. Such principals require management to make estimates that affect the amount of revenues, expenses, assets and liabilities reported. The critical accounting policies that are both very important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective, or complex judgments are described below. The accounting for these matters were based on current facts and circumstances which, in management’s judgment, hold potential for change which could affect management’s future estimates. Therefore, future financial results could differ materially from current financial results based on management’s current estimates.

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

Inventory

     Inventories are carried at the lower of cost or market. Cost of work-in-process and finished goods include materials, labor and overhead. Market, with respect to all inventories, is replacement cost or net realizable value. Management frequently reviews inventory to determine the necessity of reserves for excess, obsolete or unsaleable inventory. These reviews require management to assess customer and market demand as well as age of inventory on-hand. These estimates may prove to be inaccurate, in which case the Company may have over or under stated the reserve required for excess, obsolete or unsaleable inventory and its cost of goods sold, accordingly.

Valuation of goodwill and other intangible assets

     The Company periodically evaluates its goodwill and other intangible assets for potential impairment whenever events or changes occur that indicate the carrying value may no longer be recoverable. Evaluations are primarily based on estimated discounted future cash flows from the use and eventual disposition of the underlying assets. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company completed an annual impairment review of its goodwill and indefinite lived intangible assets as of the end of the second quarter with the assistance of an independent valuation firm. Based on this evaluation, the Company determined that no impairment existed as of June 29, 2003. The estimates used to evaluate the fair value of goodwill and other intangibles assets may prove to be inaccurate, in which case the Company may have over stated goodwill and other intangible assets.

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

     The following table sets forth certain operating data of Serologicals as a percentage of net sales for the periods indicated below.

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	46.9%	49.9%	46.3%	49.6%
Selling, general and administrative expenses	28.0%	27.2%	27.2%	29.6%
Research and development	4.4%	3.7%	4.0%	3.5%
Amortization of intangibles	1.6%	0.6%	1.3%	0.7%
Special charges, net	5.1%	3.5%	4.8%	1.9%
Net income	2.6%	10.1%	4.3%	9.4%

Quarters Ended June 29, 2003 and June 30, 2002

     The following table sets forth a breakdown of revenue and gross profit contributions by segment for the quarters ended June 29, 2003 and June 30, 2002:

	June 29, 2003		June 30, 2002

	Actual	% Total	Actual	% Total

Net sales:
Research products	$13,116	30%	$1,038	3%
Cell culture products	15,499	35%	17,665	47%
Diagnostic products	7,947	18%	6,281	17%
Therapeutics products	7,362	17%	12,308	33%

	$43,924	100%	$37,292	100%

	Actual	GM%	Actual	GM%

Gross profit:
Research products	$7,647	58%	$416	40%
Cell culture products	8,069	52%	10,263	58%
Diagnostic products	4,432	56%	2,902	46%
Therapeutics products	442	6%	5,039	41%

	$20,590	47%	$18,620	50%

NET SALES

Consolidated

     Consolidated net sales increased approximately $6.6 million, or 18%, from $37.3 million in the second quarter of 2002 to $43.9 million in the same period in 2003. The increase was primarily due to the sales contribution from Chemicon, offset by a reduction in Therapeutic and Cell Culture product sales.

Research Products

     Net sales of Research products increased $12.1 million from $1.0 million in the second quarter of 2002 to $13.1 million in the second quarter of 2003 as a result of the Chemicon acquisition. The sales contribution from Chemicon was $11.9 million for the second quarter, with the balance of sales in this segment representing sales of Serologicals’ research products produced in its Gaithersburg, Maryland facility. Beginning in the third quarter of 2003, all of our Research product operations will be centralized in the Chemicon distribution system.

Cell Culture Products

     Net sales of Cell Culture products decreased $2.2 million, or 12%, from $17.7 million in the second quarter of 2002 to $15.5 million in the second quarter of 2003. This decrease is primarily due to lower sales of EX-CYTE®, which decreased $2.9 million from $9.2 million in the second quarter of 2002 to $6.3 million in the second quarter of 2003, primarily due to the fact that one of the Company’s major customers deferred its shipments until the second half of 2003. Sales of BSA increased slightly over the prior year from $3.6 million in the second quarter of 2002 to $3.8 million in the second quarter of 2003, but sales of our products manufactured in Toronto were negatively impacted by the Canadian “mad-cow” issue described under the caption “Special Charges” below.

Diagnostic Products

     Net sales of Diagnostic products increased approximately $1.6 million, or 25%, from $6.3 million in the second quarter of 2002 to $7.9 million in the second quarter of 2003. This increase is primarily due to higher sales of monoclonal antibodies and related products which increased from $3.3 million in the second quarter of 2002 to $6.1 million in the second quarter of 2003. The Company expects sales of monoclonal antibodies and related products to continue to be strong for the remainder of the year due to new blood typing regulations in Europe. This increase in monoclonal antibodies and related products was partially offset by decreased sales of human-sourced polyclonal antibodies, detection products and other diagnostic products. Human-sourced polyclonal antibody sales have been negatively impacted by the Health Insurance Portability and Accountability Act (“HIPPA”), which have adversely affected access to qualified donors.

Therapeutic Products

     Sales of Therapeutic products declined from $12.3 million in the second quarter of 2002 to $7.4 million in the second quarter of 2003. This was due to continuing difficulties in recruiting donors for the vaccinia program and weaker demand for our anti-hepatitis product. Sales of anti-hepatitis declined from $7.2 million in the second quarter of 2002 to $1.0 million in the second quarter of 2003. Declines in anti-hepatitis were partially offset by increased sales of vaccinia, from $0.2 million in the second quarter of 2002 to $2.7 million in the second quarter of 2003.

GROSS PROFIT

Consolidated

     Consolidated gross profit increased approximately $2.0 million, or 11%, from $18.6 million in the second quarter of 2002 to $20.6 million during the second quarter of 2003. This increase was primarily due to increased sales. Gross margin decreased from 50% in the second quarter of 2002 to 47% in the second quarter of 2003. This decrease is primarily related to the declines in sales of certain Therapeutics and Cell Culture products.

Research Products

     Gross profit from Research products increased $7.2 million, from $0.4 million in the second quarter of 2002 to $7.6 million in the second quarter of 2003. Gross margin increased from 40% in the second quarter of 2002 to 58% in the second quarter of 2003. Increases in gross profit and gross margin are due to the acquisition of Chemicon, which was effective April 1, 2003. Gross profit in the second quarter of 2003 was negatively impacted by a $0.2 million charge to cost of sales as a result of inventory adjustments to Chemicon’s opening inventory required under purchase accounting rules. The Company expects to record an additional $0.2 million charge to cost of sales during the third quarter of 2003 as this inventory is sold.

Cell Culture Products

     Gross profit from Cell Culture products decreased $2.2 million, from $10.3 million in the second quarter of 2002 to $8.1 million during the second quarter of 2003. Gross margin decreased from 58% in the second quarter of 2002 to 52% in the second quarter of 2003. Gross margins were lower in the second quarter of 2003 primarily due to product mix, as EX-CYTE®, which is a higher margin product, represented a significantly lower percentage of total Cell Culture product sales than in the second quarter of 2002.

Diagnostic Products

     Gross profit from Diagnostic products increased $1.5 million, or 53%, from $2.9 million in the second quarter of 2002 to $4.4 million in the second quarter of 2003. Gross margins on Diagnostic products increased from 46% in the second quarter of 2002 to 56% in the second quarter of 2003. Gross margins increased primarily due to efficiencies gained from increased production at our Scotland facility, increased sales prices of monoclonal antibodies and the significant increase in the monoclonal antibody and related product sales, which are relatively higher margin products.

Therapeutic Products

     Gross profit from Therapeutic products decreased from $5.0 million in the second quarter of 2002 to $0.4 million in the second quarter of 2003. Gross margins decreased from 41% in the second quarter of 2002 to 6% in the second quarter of 2003. Margins were negatively impacted by considerably higher costs incurred to recruit donors for the vaccinia program and excess capacity in the donor centers. This excess capacity has resulted in a higher cost of production, which resulted in a write-down in inventory to net realizable value during the quarter of approximately $0.6 million. The Company is actively pursuing a price adjustment for the vaccinia program as the result of mandated regulatory changes that have impacted our costs and ability to recruit donors. Based on current order volume the Company expects it may continue to experience excess capacity, which could result in additional net realizable value adjustments to the carrying value of inventories yet to be produced during the remainder of 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Consolidated selling, general and administrative expenses (“SG&A”) increased approximately $2.1 million, or 21%, in the second quarter of 2003, from $10.2 million in the second quarter of 2002 to $12.3 million in the second quarter of 2003. As a percentage of revenues, SG&A was 28% during the second quarter of 2003 compared with 27% in the second quarter of 2002. SG&A increased approximately $4.8 million due to SG&A contributed by Chemicon during the second quarter of 2003. The increase attributable to Chemicon was partially offset as the Company continued to emphasize cost controls over SG&A at all locations including its corporate office. SG&A spending as a percentage of sales is expected to be in the range of 26% to 28% for the remainder of the year.

RESEARCH AND DEVELOPMENT

     Research and development expenses increased approximately $0.5 million from $1.4 million in the second quarter of 2002 to approximately $1.9 million in the second quarter of 2003. As a percentage of sales, spending in this area remained constant at 4% in the second quarter of 2002 and 2003. This increase is primarily due to the expansion of the Company’s research and development activities, including those acquired as a result of the Chemicon acquisition. During the second quarter of 2003, Chemicon introduced 172 new products, bringing the total for the year to 318 new products. The Company continued to advance various projects in the Cell Culture area related to the characterization of EX-CYTE® and other cell culture supplements.

AMORTIZATION OF INTANGIBLES

     Amortization of intangibles increased approximately $0.5 million from $0.2 million in the second quarter of 2002 to $0.7 million in the second quarter of 2003 due to the acquisition of Chemicon during the quarter.

SPECIAL CHARGES

     During the second quarter of 2003, the Company approved a plan to transfer the responsibility for manufacturing and distribution of research products from Gaithersburg, Maryland to the Chemicon division. This transfer is expected to provide a more competitive focus for the manufacturing, sales and distribution of these products and is anticipated to be complete by the end of the third quarter of 2003. In addition, during the quarter, the Company continued to review its infrastructure to ensure the staffing is optimal to focus on the primary growth areas related to the Company’s strategic plan. As a result of these efforts, including its ongoing product rationalization initiatives, the Company reduced its workforce at various locations including the Gaithersburg facility, the Kankakee facility, the Milford facility and the corporate office. As a result of these restructurings, the Company recorded $1.3 million in special charges in the accompanying consolidated statement of income. The components of the special charge included approximately $0.4 million for employee severance, $0.8 million related to the impairment of certain long-lived assets at Gaithersburg, Maryland and $0.1 million related to other restructuring costs. Employee termination costs are expected to be paid by the end of 2004. The Company estimates that the cost to complete the relocation of Manufacturing and distribution of research products from Gaithersburg, Maryland, which will be expensed in the second half of 2003, will be approximately $0.2 to $0.3 million, primarily related to severance costs, moving and lease obligations.

     During the second quarter of 2003, the Company also incurred $0.9 million resulting from the Bovine Spongiform Encephalopathy (“BSE”) or “mad-cow” disease scare in Canada. This charge included costs associated with writing off certain inventory that had been sourced from Canadian raw materials and the cost of shutting down and cleaning a section of the Toronto manufacturing facility to prepare for the switchover to U.S.-sourced raw materials. Prior to the announcement that a single cow had tested positive for BSE, the Company procured certain bovine raw materials from Canadian sources. As a result of this issue, and after discussions with customers, the Company began sourcing all bovine raw materials used in the Toronto facility from the United States. The Toronto plant was partially shutdown for approximately one month during the quarter for cleaning and sterilization. Additionally, certain inventory that was manufactured in Canada and scheduled to be shipped to international customers was delayed by foreign governments. The United States Department of Agriculture ban on Canadian imports of bovine materials prevented the transfer of products from Toronto to our distribution facility in Massachusetts for part of the quarter.

     During the second quarter of 2002, the Company recorded a charge totaling approximately $1.3 million related to the closure of four of its donor centers. The decision to close the centers resulted from an extensive evaluation of the operations of the Therapeutics business segment. The charge consisted of severance payments, costs associated with lease obligations at the four centers, write-offs of certain assets, including leasehold improvements and equipment, and intangible assets related to the centers, such as FDA licenses and non-compete agreements.

OTHER EXPENSE, NET

     Other expense, net remained relatively constant at $0.1 million in the second quarter of 2002 and $0.2 million in the second quarter of 2003. Other expense, net primarily relates to gains and losses from foreign currency transactions.

INTEREST EXPENSE (INCOME), NET

     Interest expense (income), net decreased from interest income of $(0.4) million in the second quarter of 2002 to interest expense of $1.5 million in the second quarter of 2003. The increase in interest expense was due to borrowings under the Company’s term loan used to finance the Chemicon acquisition during the first six months of 2003, and draws on its Revolver in the first six months of 2003 to fund construction of the new EX-CYTE® plant in Lawrence, Kansas.

Six Months Ended June 29, 2003 and June 30, 2002

     The following table sets forth a breakdown of revenue and gross profit contributions by segment for the six months ended June 29, 2003 and June 30, 2002:

	June 29, 2003		June 30, 2002

	Actual	% Total	Actual	% Total

Net sales:
Research products	$14,164	19%	$2,049	3%
Cell culture products	29,265	40%	32,855	48%
Diagnostic products	15,116	20%	12,982	19%
Therapeutics products	15,547	21%	20,877	30%

	$74,092	100%	$68,763	100%

	Actual	GM%	Actual	GM%

Gross profit:
Research products	$8,464	60%	$813	40%
Cell culture products	15,148	52%	18,124	55%
Diagnostic products	8,305	55%	6,577	51%
Therapeutics products	2,392	15%	8,589	41%

	$34,309	46%	$34,103	50%

NET SALES

Consolidated

     Consolidated net sales increased approximately $5.3 million, or 8%, from $68.8 million in the first six months of 2002 to $74.1 million during the first six months of 2003. The increase was primarily attributable to the sales growth related to the Chemicon acquisition, offset partially by declines in Therapeutic and Cell Culture sales.

Research Products

     Net sales of Research products increased $12.2 million from $2.0 million in the first six months of 2002 to $14.2 million in the first six months of 2003 as a result of the Chemicon acquisition. The sales contribution from Chemicon was $11.9 million, with the balance of sales in this segment representing sales of our Research products produced in Gaithersburg, Maryland. Beginning in the third quarter of 2003, all of our research product operations are centralized in the Chemicon distribution system.

Cell Culture Products

     Net sales of Cell Culture products decreased $3.6 million from $32.9 million in the first six months of 2002 to $29.3 million in the first six months of 2003. This decrease is primarily due to lower sales of EX-CYTE®, which decreased $4.2 million from $15.2 million in the first six months of 2002 to $11.0 million in the first six months of 2003, primarily due to one of the Company’s major customer’s deferred its shipments until the second half of 2003. Lower sales of EX-CYTE® were partially offset by increased sales of BSA. BSA increased from $7.0 million in the first six months of 2002 to $8.2 million in the first six months of 2003. Sales of BSA manufactured in Toronto were negatively impacted by the Canadian “mad-cow” issue described under “Special Charges” below.

Diagnostic Products

     Net sales of Diagnostic products increased approximately $2.1 million, or 16%, from $13.0 million in the first six months of 2002 to $15.1 million in the first six months of 2003. This increase is primarily due to sales of monoclonal antibodies and related products which increased from $7.2 million in the first six months of 2002 to $11.5 million in the first six months of 2003. The Company expects sales of monoclonal antibodies and related products to continue to be strong for the remainder of the year due to new blood typing regulations in Europe. This increase in monoclonal antibodies and related products was partially offset by decreased sales of human-sourced polyclonal antibodies, detection products and other diagnostic products. Human-sourced polyclonal antibody sales have been negatively impacted by new HIPPA laws which have adversely affected access to qualified donors.

Therapeutic Products

     Sales of Therapeutic products declined from $20.9 million in the first half of 2002 to $15.5 million in the first six months of 2003. This was due to continuing difficulties in recruiting donors for the vaccinia program and weak demand for our anti-hepatitis product. Sales of anti-hepatitis declined from $12.9 million in the first six months of 2002 to $1.7 million in the first six months of 2003. Declines in anti-hepatitis were partially offset by increased sales of vaccinia, from $0.2 million in the first six months of 2002 to $8.3 million in the first six months of 2003.

GROSS PROFIT

Consolidated

     Consolidated gross profit in the first six months of 2003 remained consistent at $34 million with the first six months of 2002. Gross margin decreased from 50% in the first six months of 2002 to 46% in the first six months of 2003. This decrease is primarily related to the Therapeutics and Cell Culture products.

Research Products

     Gross profit from Research products increased $7.7 million, from $0.8 million in the first six months of 2002 to $8.5 million in the first six months of 2003. Gross margin increased from 40% in the first six months of 2002 to 60% in the first six months of 2003. Increases in gross profit and gross margin are attributable to the acquisition of Chemicon, which was effective April 1, 2003. Gross profit in the first six months of 2003 was negatively impacted by a $0.2 million charge to cost of sales as a result of inventory adjustments to Chemicon’s opening inventory required under purchase accounting rules. The Company expects to record an additional $0.2 million charge to cost of sales during the third quarter of 2003 as this inventory is sold.

Cell Culture Products

     Gross profit from Cell Culture products decreased $3.0 million, from $18.1 million in the first six months of 2002 to $15.1 million during the first six months of 2003. Gross margin decreased from 55% in the first six months of 2002 to 52% in the first six months of 2003. Gross margins were lower in the first six months of 2003 primarily due to product mix, as EX-CYTE®, which is a higher margin product, represented a significantly lower percentage of total Cell Culture product sales than in the first six months of 2002.

Diagnostic Products

     Gross profit from Diagnostic products increased $1.7 million, or 26%, from $6.6 million in the first six months of 2002 to $8.3 million in the first six months of 2003. Gross margins on Diagnostic products increased from 51% in the first six months of 2002 to 55% in the first six months of 2003. Gross margins increased primarily due to efficiencies gained from increased production at our Scotland facility, increased sales prices of monoclonal antibodies and the significant increase in the monoclonal antibody and related product sales, which are relatively higher margin products.

Therapeutic Products

     Gross profit from Therapeutic products decreased from $8.6 million in the first six months of 2002 to $2.4 million in the first six months of 2003. Gross margin decreased from 41% in the first six months of 2002 to 15% in the first six months of 2003. Margins were negatively impacted by considerably higher costs incurred to recruit donors for the vaccinia program and excess capacity in the donor centers. This excess capacity has resulted in a higher cost of production, which resulted in a write-down of inventory to net realizable value during the six months ended June 29, 2003 of approximately $1.1 million. The Company is actively pursuing a price adjustment for the vaccinia program as the result of mandated regulatory changes that have impacted our costs and ability to recruit donors. Based on current order volume the Company expects it may continue to experience excess capacity, which could result in additional net realizable value adjustments to the carrying value of inventories yet to be produced during the remainder of 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     SG&A decreased approximately $0.2 million, or 1%, in the first six months of 2003, from $20.4 million in the first six months of 2002 to $20.2 million in the first six months of 2003. As a percentage of revenues, SG&A was 27% during the first six months of 2003 compared with 30% in the first six months of 2002. The decrease was attributable to the continued emphasis on cost controls over SG&A at all locations including its corporate office. Reductions due to cost controls were partially offset as a result of the Chemicon acquisition. Included in SG&A is $4.8 million incurred at Chemicon in the second quarter of 2003. SG&A spending as a percentage of sales is expected to be in the range of 26% to 28% for the remainder of the year.

RESEARCH AND DEVELOPMENT

     Research and development expenses increased approximately $0.6 million from $2.4 million in the first six months of 2002 to approximately $3.0 million in the first six months of 2003. As a percentage of sales, spending in this area increased from 3% in the first six months of 2002 to 4% during the first six months of 2003. This increase is primarily due to the expansion of the Company’s research and development activities, including those acquired as a result of the Chemicon acquisition. During the first six months of 2003, Chemicon introduced 318 new products. The Company continued to advance various projects in the Cell Culture area related to the characterization of EX-CYTE® and other cell culture supplements.

SPECIAL CHARGES

     During the second quarter of 2003, the Company approved a plan to transfer the responsibility for manufacturing and distribution of research products from Gaithersburg, Maryland to the Chemicon division. This transfer is expected to provide a more competitive focus for the manufacturing, sales and distribution of these products and is anticipated to be complete by the end of the third quarter of 2003. In addition, during the quarter, the Company continued to review its infrastructure to ensure the staffing is optimal to focus on the primary growth areas related to the Company’s strategic plan. As a result of these efforts, including its ongoing product rationalization initiatives, the Company reduced its workforce at various locations including the

Gaithersburg facility, the Kankakee facility, the Milford facility and the corporate office. As a result of these restructurings, the Company recorded $1.3 million in special charges in the accompanying consolidated statement of income. The components of the special charge included approximately $0.4 million for employee severance, $0.8 million related to the impairment of certain long-lived assets at Gaithersburg, Maryland and $0.1 million related to other restructuring costs. Employee termination costs are expected to be paid by the end of 2004. The Company estimates that the cost to complete the relocation of Manufacturing and distribution of research products from Gaithersburg, Maryland, which will be expensed in the second half of 2003, will be approximately $0.2 to $0.3 million, primarily related to severance costs, moving and lease obligations.

     During the second quarter of 2003, the Company also incurred $0.9 million resulting from the Bovine Spongiform Encephalopathy (“BSE”) or “mad-cow” disease scare in Canada. This charge included costs associated with writing off certain inventory that had been sourced from Canadian raw materials and the cost of shutting down and cleaning a section of the Toronto manufacturing facility to prepare for the switchover to U.S.-sourced raw materials. Prior to the announcement that a single cow had tested positive for BSE, the Company procured certain bovine raw materials from Canadian sources. As a result of this issue, and after discussions with customers, the Company began sourcing all bovine raw materials used in the Toronto facility from the United States. The Toronto plant was partially shutdown for approximately one month during the quarter for cleaning and sterilization. Additionally, certain inventory that was manufactured in Canada and scheduled to be shipped to international customers was delayed by foreign governments. The United States Department of Agriculture ban on Canadian imports of bovine materials prevented the transfer of products from Toronto to our distribution facility in Massachusetts for part of the quarter.

     During the first six months of 2003, the Company closed three of its thirteen donor centers, located in Birmingham, Alabama; Washington, D.C.; and Provo, Utah. The donor base for the Provo center was integrated into the Company’s Salt Lake City, Utah center. As a result of these closings, the Company recorded a charge of $0.8 million. The components of the charge included approximately $0.3 million for employee termination costs, $0.3 million for lease termination costs and $0.2 million related to write-off of certain long-lived assets. The employee termination costs covered approximately 46 employees. Employee termination costs and lease termination costs are expected to be paid by the end of 2003. The employee termination and headcount also includes employees terminated at the Company’s central testing laboratory.

     During the first six months of 2003, the Company also incurred special charges of approximately $0.5 million. Subsequent to notifying the lender of our intent to terminate the then existing credit facility the Company recorded a charge of approximately $0.4 million related to the write-off of debt issuance costs. Additionally, the Company recorded a charge of $0.1 million related to a loss associated with an equipment failure at the Toronto facility and other termination costs. These termination benefits were paid in full during the second quarter 2003.

     During the first six months of 2002, the Company recorded a charge totaling approximately $1.3 million related to the closure of four of its donor centers. The decision to close the centers resulted from an extensive evaluation of the operations of the Therapeutics business segment. The charge consisted of severance payments, costs associated with lease obligations at the four centers, write-offs of certain assets, including leasehold improvements and equipment, and intangible assets related to the centers, such as FDA licenses and non-compete agreements.

OTHER EXPENSE, NET

     Other expense, net increased to $0.3 million in the first six months of 2003. Other expense, net primarily relates to gains and losses from foreign currency transactions.

INTEREST EXPENSE (INCOME), NET

     Interest expense (income), net decreased from interest income of $(0.5) million in the first six months of 2002 to interest expense of $1.6 million in the first six months of 2003. The increase in interest expense was due to borrowings under the Company’s term loan used to finance the Chemicon acquisition during the first six months of 2003, and draws on its Revolver in the first six months of 2003 to fund construction of the new EX-CYTE® plant in Lawrence, Kansas.

Financial Condition and Liquidity and Capital Resources

     The following table sets forth certain indicators of financial condition and liquidity as of June 29, 2003 and December 29, 2002 (in thousands, except for percentages):

	June 29,	December 29,
	2003	2002

Cash and cash equivalents	$4,957	$12,850
Working capital	62,546	65,468
Total long-term debt and capital lease obligations	89,407	424
Stockholders’ equity	176,801	170,370
Total debt to equity ratio	50.6%	0.2%

     Serologicals has three principal sources of near-term liquidity: (1) existing cash and cash equivalents; (2) cash generated by operations, and (3) available borrowing capacity under the Revolver, which provides for a maximum borrowing capacity of $35.0 million. As of August 8, 2003, the Company had $30.0 million available under the Revolver. Management believes the Company’s liquidity and capital resources are sufficient to meet its working capital, capital expenditure and other anticipated cash requirements over the next twelve months.

     Net cash provided by operating activities in the first six months of 2003 was $10.8 million as compared to net cash provided of $2.6 million in the first six months of 2002. This increase was primarily attributable to incremental decline in accounts receivable and increase in accrued liabilities of $10.1 million and $5.1 million, respectively, $2.0 million more non-cash special charges than in the first six months of 2002, offset by lower net income of $3.3 million and incremental increases in inventories and decreases in accounts payable of $3.3 million and $2.4 million, respectively. Accounts receivable historically decline in the first six months of each year due to the fourth quarter of each year typically being the strongest sales quarter of the year. Additionally, inventories historically rise in the first six months of each year, but this year inventories rose more than in 2002 due to the delays in EX-CYTE® shipments discussed earlier.

     Net cash used in investing activities in the first six months of 2003 was $103.7 million, compared with $6.6 million in the first six months of 2002. Investing activities during the first six months of 2003 included the acquisition of Chemicon for $97.1 million, net of cash received and capital expenditures of $6.6 million. Investing activities during the first six months of 2002 include capital expenditures of $6.4 million. Capital expenditures for the first six months of 2003 consisted primarily of construction of the Company’s new EX-CYTE® manufacturing facility in Lawrence, Kansas and completion of the Company’s Enterprise Resource Planning system implementation project. The Company anticipates capital expenditures for the remainder of the year to total approximately $23 million to $27 million. The most significant expenditure anticipated for the remainder of 2003 is the continued construction of the Company’s new EX-CYTE® manufacturing facility.

     Net cash provided by financing activities in the first six months of 2003 was $85.0 million, compared with net cash used in of $2.2 million during the same period in 2002. Financing activities in the first six months of 2003 primarily consisted of proceeds from term loan and revolving credit facility borrowing of $88.5 million and payment of debt issuance costs of $4.4 million. Financing activities in the first six months of 2002 primarily consisted of payment of long-term debt and capital leases of $3.9 million and proceeds from stock options of $2.1 million.

     On April 7, 2003, the Company entered into a new $82.5 million five-year term loan. This term loan, combined with a revolving credit facility (“Revolver”) of $35 million, replaced the Company’s existing $65 million facility. The credit facility bears interest at a floating rate of interest determined by reference to a base rate or to Eurodollar interest rates, plus a margin. The margin on base rate loans is 3.25% and 2.75% for the term loan and Revolver, respectively. The margin on Eurodollar loans is 4.25% and 3.75% for the term loan and Revolver, respectively. The Company is required to pay a commitment fee ranging from .5% to .75%, depending on the Company’s leverage and amounts borrowed under the revolving credit facility. The applicable margins and commitment fees on the unused portion of the Revolver are subject to adjustment on future adjustment dates based on the consolidated leverage ratio of the Company. The term loan and Revolver are secured by substantially all of the assets of the Company. The term loan and Revolver contain certain financial covenants that require the maintenance of a minimum interest coverage ratio, a fixed charge coverage ratio and earnings before interest, taxes, depreciation and amortization and that also provide for a maximum leverage ratio and limitations on capital expenditures. Furthermore, under the terms of the term loan and Revolver, there are covenants dealing with acquisitions, repurchasing common stock and on the Company’s ability to pay dividends.

     The following table reflects the principal payments under the term loan and Revolver (in thousands):

2003	$500
2004	4,625
2005	12,375
2006	26,813
2007	28,187
2008	16,000

$88,500

     During the second quarter of 2003, the Company entered into an agreement to finance insurance premiums. The notes bears interest at 3.48% and requires that principal payments be made monthly according to a fixed payment schedule. As of June 29, 2003, $0.9 million was included in current maturities of long-term debt and capital lease obligations on the accompanying Consolidated Balance Sheet.

     Other than as discussed above, there have been no material changes regarding Serologicals’ contractual obligations from the information provided in our Annual Report on Form 10-K for the fiscal year ended December 29, 2002. The contractual obligations are discussed under the caption “Liquidity and Capital Resources” in Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Form 10-K as amended in Form 8K dated August 8, 2003.

     The Company has no off-balance sheet financing arrangements and has not created any variable interest entities. Additionally, the Company does not undertake any trading activities within its business with respect to non-exchange traded contracts accounted for at fair value.

Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of this standard did not have any impact on the Company’s financial statements.

     In April 2003, the FASB issued SFAS No. 149, “Amendment to Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is applied prospectively and is effective for contracts entered into or modified after June 30,

2003, except for SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 and certain provisions relating to forward purchases and sales on securities that do not yet exist. The adoption of this standard did not have any impact on the Company’s financial statements.

     During May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company anticipates that there will be no impact on its consolidated financial statements upon the adoption of SFAS 150.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company primarily issues long-term debt obligations to support acquisitions and general corporate purposes including capital expenditures and working capital needs. All of the Company’s long-term debt obligations bear a variable rate of interest. A one-percentage point increase in interest rates affecting the Company’s floating rate long-term debt would reduce pre-tax income by $0.9 million over the next fiscal year. A one-percentage point change in interest rates would not have a material effect on the fair value of the Company’s fixed rate long-term debt.

     There have been no material changes other than discussed above regarding Serologicals’ market risk position from the information provided in our Annual Report on Form 10-K for the fiscal year ended December 29, 2002. The quantitative and qualitative disclosures about market risk are discussed under the caption “Market Risk” in Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Form 10-K.

Item 4. Controls and Procedures

a. Evaluation of disclosure controls and procedures.

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports filed with the Securities and Exchange Commission. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those internal controls subsequent to the date we carried out our last evaluation.

b. Changes in internal controls.

     There were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1. Legal Proceedings

     The Company is involved in certain litigation arising in the ordinary course of business. In management’s opinion, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     The Company held its 2003 Annual Meeting of Stockholders on May 16, 2003.

     At the Annual Meeting, David A. Dodd, Wade Fetzer, III and Ronald G. Gelbman were re-elected directors. The number of shares of Common Stock voted in the election of Mr. Dodd was 17,382,419 FOR and 1,250,801 withheld. The number of shares of common stock voted in the election of Mr. Fetzer was 17,384,051 FOR and 1,249,169 withheld. The number of shares of common stock voted in the election of Mr. Gelbman was 17,384,776 FOR and 1,248,444 withheld.

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits (numbered in accordance with Item 601 of Regulation S-K):

	3.1	Amended and Restated Certificate of Incorporation (Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the period ending December 29, 2002 is hereby incorporated by reference).

	3.2	Amended and Restated By-laws (Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (File No. 33-91176), effective June 14, 1995, is hereby incorporated by reference).

	4.1	Specimen Common Stock Certificate (Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 33-91176), effective June 14, 1995, is hereby incorporated by reference).

	4.2	Specimen Form of Rights Certificate (Exhibit 2.1 of the Company’s Registration Statement on Form 8-A (File No.000-26126) filed August 10, 1999, is hereby incorporated by reference).

	4.3	Form of Rights Agreement, dated as of August 2, 1999, between the Company and State Street Bank & Trust Company, N.A. (Exhibit 2.2 of the Company’s Registration Statement on Form 8-A (File No. 000-26126) filed August 10, 1999, is hereby incorporated by reference).

	4.4	Form of Certificate of Designation, Preferences and Rights of Series B Preferred Stock (Exhibit 2.3 of the Company’s Registration Statement on Form 8-A (File No. 000-26126) filed August 10, 1999, is hereby incorporated by reference).

	4.5	Summary of Rights Plan (Exhibit 2.4 of the Company’s Registration Statement on Form 8-A (File No. 000-26126) filed August 10, 1999).

	31.1	Certification Pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K filed during the quarter ended June 29, 2003:

	1)	Form 8-K/A filing the pro forma financial statements for the Chemicon acquisition on May 14, 2003.

	2)	Form 8-K furnishing the Company’s restated segment revenue and gross profit in accordance with regulation FD on May 1, 2003.

	3)	Form 8-K furnishing the Company’s first quarter 2003 earnings release on April 24, 2003

	4)	Form 8-K filing the Audited combined balance sheets of Chemicon International, Inc. and Affiliates for the years ended December 31, 2002 and 2001 and the related combined statements of income, comprehensive income and retained earnings, and cash flows for each of the three years in the period ended December 31, 2002 on April 11, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEROLOGICALS CORPORATION (Registrant)

Date: August 8, 2003	By:	/s/ Harold W. Ingalls

Harold W. Ingalls
Vice President Finance and
Chief Financial Officer