Form 10-Q
period 2003-09-28
SEROLOGICALS CORP
filed 2003-11-12
CIK 767673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_______to________.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  [X]  No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 4, 2003

Common Stock, $.01 par value per share	24,660,040

INDEX

SEROLOGICALS CORPORATION AND SUBSIDIARIES

PART I.

Item 1. Financial Statements

SEROLOGICALS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands)

	September 28,	December 29,
	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,879	$15,242
Trade accounts receivable, net	27,223	22,090
Inventories	35,168	19,535
Other current assets	12,004	5,546

Total current assets	116,274	62,413

PROPERTY AND EQUIPMENT, net	65,352	48,725

DISCONTINUED OPERATIONS (Note 3)	15,218	35,126

OTHER ASSETS:
Goodwill	93,330	30,812
Intangible assets, net	50,549	13,765
Other	649	324

Total other assets	144,528	44,901

Total assets	$341,372	$191,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of capital lease obligations	$7	$385
Accounts payable	4,813	4,983
Accrued liabilities	16,692	9,361

Total current liabilities	21,512	14,729

CONVERTIBLE DEBENTURES (Note 5)	130,000	—

CAPITAL LEASE OBLIGATIONS, less current maturities (Note 6)	32	39

DEFERRED INCOME TAXES	17,184	4,062

OTHER LIABILITIES	54	95

DISCONTINUED OPERATIONS (Note 3)	1,955	1,870

STOCKHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	279	277
Additional paid-in capital	119,169	118,116
Retained earnings	68,831	72,211
Accumulated other comprehensive income	2,703	113
Less: Common stock held in treasury	(20,347)	(20,347)

Total stockholders’ equity	170,635	170,370

Total liabilities and stockholders’ equity	$341,372	$191,165

The accompanying notes are an integral part of these consolidated financial statements.

SEROLOGICALS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited and in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

Net sales	$42,010	$23,726	$100,555	$71,611
Costs and expenses:
Cost of sales	18,714	11,093	45,342	33,464
Selling, general and administrative expenses	12,826	7,588	31,116	25,542
Research and development	1,628	1,555	4,298	3,931
Amortization of intangibles	630	223	1,551	660
Special charges (Note 4)	504	—	2,778	—

Operating income	7,708	3,267	15,470	8,014
Other expense, net	61	36	248	91
Write-off of deferred financing costs (Note 4)	4,112	—	4,492	—
Interest expense (income), net	1,399	34	2,953	(424)

Income from continuing operations	2,136	3,197	7,777	8,347
Provision for income taxes	742	1,119	2,725	2,921

Net income from continuing operations	1,394	2,078	5,052	5,426
Income (loss) from discontinued operations, net of income taxes (Note 3)	(7,930)	1,203	(8,435)	4,345

Net income (loss)	$(6,536)	$3,281	$(3,383)	$9,771

Basic earnings (loss) per share:
Net income from continuing operations	$0.06	$0.09	$0.21	$0.22
Discontinued operations	(0.32)	0.05	(0.34)	0.18

Net income (loss)	$(0.26)	$0.14	$(0.13)	$0.40

Diluted earnings (loss) per share:
Net income from continuing operations	$0.06	$0.08	$0.20	$0.22
Discontinued operations	(0.32)	0.05	(0.34)	0.17

Net income (loss)	$(0.26)	$0.13	$(0.14)	$0.39

Weighted average shares:
Basic	24,567,487	24,385,579	24,502,089	24,330,530

Diluted	25,059,584	24,840,035	24,873,651	24,859,193

The accompanying notes are an integral part of these consolidated financial statements.

SEROLOGICALS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended

	September 28,	September 29,
	2003	2002

Operating activities:
Net income (loss)	$(3,383)	$9,771
Income (loss) from discontinued operations	(8,435)	4,345

Net income from continuing operations	5,052	5,426
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,351	3,855
Tax benefit from exercise of stock options	190	758
Non-cash special charges and write-off of deferred financing costs	6,402	—
Deferred income tax provision	1,109	691
Deferred and other compensation	62	179
Changes in operating assets and liabilities, net of effect of business combination:
Trade accounts receivable, net	(202)	(5,070)
Inventories	(9,404)	455
Other current assets	(4,475)	2,410
Accounts payable	(1,551)	(464)
Accrued liabilities	1,270	(1,572)
Other, net	(363)	219

Total adjustments	(611)	1,461

Net cash provided by operating activities	4,441	6,887

Investing activities:
Purchases of property and equipment	(12,262)	(8,881)
Purchase of business, net of cash received	(97,097)	—
Other	—	(263)

Net cash used in investing activities	(109,359)	(9,144)

Financing activities:
Proceeds from convertible debentures	130,000	—
Proceeds from term loan	82,500	—
Repayment of term loan	(82,500)	—
Payments on long-term debt and capital leases	(385)	(4,142)
Proceeds from stock plans	803	2,459
Payment of debt issuance costs	(8,706)	—
Other	—	(347)

Net cash provided by (used in) financing activities	121,712	(2,030)

Net cash provided by discontinued operations	9,843	3,293
Net increase (decrease) in cash and cash equivalents	26,637	(994)
Cash and cash equivalents, beginning of period	15,242	12,119

Cash and cash equivalents, end of period	$41,879	$11,125

Supplemental Disclosures:
Interest paid, net of amounts capitalized	$2,735	$—
Income taxes paid	$2,287	$3,003
Non-Cash Investing and Financing Activities:
Stock acquired by employees in lieu of cash bonus	$138	$212

The accompanying notes are an integral part of these consolidated financial statements.

SEROLOGICALS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 28, 2003
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

     The Company conducts manufacturing, distribution and research and development for its research products segment from facilities in California, Australia and the United Kingdom. The Company conducts manufacturing for its cell culture and diagnostic products segments at facilities located in North America and the United Kingdom. The Company’s protein fractionation facilities are located in Kankakee, Illinois and Toronto, Ontario. These facilities provide a variety of proteins used in diagnostic reagents and cell culture media components for use as additives in biotechnology-based products. The Company operates a monoclonal antibody manufacturing facility in Scotland that is engaged in the development and manufacturing of monoclonal antibody products for use in diagnostic products such as blood typing reagents and controls for tests used for diagnosing certain infectious diseases. The Company operates a facility in Milford, Massachusetts that includes a central product distribution facility, as well as operations related to production of substrates used in diagnostic assays.

     Basis of Presentation

     The accompanying unaudited consolidated financial statements include the accounts of Serologicals and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are of a normal recurring nature, to present fairly Serologicals’ financial position, results of operations and cash flows at the dates and for the periods presented. Interim results of operations are not necessarily indicative of results to be expected for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements as of December 29, 2002 and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2002, as amended by the Company’s Current Report on Form 8-K filed on August 8, 2003.

     Financial statements for all periods presented have been reclassified to separately report results of discontinued operations from results of continuing operations (Note 3). Disclosures included herein pertain to the Company’s continuing operations unless otherwise noted.

     Certain prior year amounts have been reclassified to conform to the current year presentation.

Inventories

     Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. Market for work-in-process and finished goods inventories is net realizable value and for raw materials is replacement cost. The components of inventories are stated as follows (in thousands):

	September 28,	December 29,
	2003	2002

Raw materials	$9,130	$4,167
Work-in-process	9,878	4,132
Finished goods	16,160	11,236

Total	$35,168	$19,535

     Earnings (loss) Per Share

     Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per share is similar to basic earnings (loss) per share, except the weighted average number of shares includes the dilutive effect of stock options and similar instruments.

     The following table sets forth the calculation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

Numerator:
Net income from continuing operations	$1,394	$2,078	$5,052	$5,426
Discontinued operations	(7,930)	1,203	(8,435)	4,345

Net income (loss)	$(6,536)	$3,281	$(3,383)	$9,771

Denominator:
Basic earnings (loss) per share - weighted average shares outstanding	24,567	24,386	24,502	24,331
Effect of dilutive securities:
Stock options	470	439	353	515
Common stock awards	23	15	19	13

Diluted earnings (loss) per share — weighted average shares outstanding	25,060	24,840	24,874	24,859

Basic earnings (loss) per share:
Net income from continuing operations	$0.06	$0.09	$0.21	$0.22
Discontinued operations	(0.32)	0.05	(0.34)	0.18

Net income (loss)	$(0.26)	$0.14	$(0.13)	$0.40

Diluted earnings (loss) per share:
Net income from continuing operations	$0.06	$0.08	$0.20	$0.22
Discontinued operations	(0.32)	0.05	(0.34)	0.17

Net income (loss)	$(0.26)	$0.13	$(0.14)	$0.39

     The following shares issuable under stock option agreements were excluded from the calculation of dilutive earnings (loss) per share for the periods indicated as the option price exceeded the average market price for the Company’s stock and thus their effect would not have been dilutive (in thousands):

Three Months Ended		Nine Months Ended

September 28,	September 29,	September 28,	September 29,
2003	2002	2003	2002

1,019	1,204	1,126	666

     The Company also excluded from the calculation of dilutive earnings (loss) per share approximately 8.8 million shares issuable upon conversion of the $130.0 million principal amount of the Company’s 4.75% Convertible Senior Subordinated Debentures due August 15, 2033 (“Debentures”) (Note 5). These shares were excluded from the calculation of dilutive earnings per share as the conversion requirements were not met during the third quarter of 2003 and thus their effect would not have been dilutive.

     Stock-Based Compensation Plan

     At September 28, 2003, the Company has one stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

Net income (loss), as reported	$(6,536)	$3,281	$(3,383)	$9,771
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	620	280	1,862	839

Pro forma net income (loss)	$(7,156)	$3,001	$(5,245)	$8,932

Earnings (loss) per share:
Basic-as reported	$(0.26)	$0.14	$(0.13)	$0.40
Basic-pro forma	(0.29)	0.12	(0.21)	0.37
Diluted-as reported	$(0.26)	$0.13	$(0.14)	$0.39
Diluted-pro forma	(0.29)	0.12	(0.22)	0.37

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

     Comprehensive Income (Loss)

     The following table sets forth the calculation of comprehensive income (loss) for the periods indicated below (in thousands):

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

Net income (loss), as reported	$(6,536)	$3,281	$(3,383)	$9,771
Foreign currency translation adjustment	(93)	(646)	2,590	402

Comprehensive income (loss)	$(6,629)	$2,635	$(793)	$10,173

     For the three months and nine months ended September 28, 2003 and September 29, 2002 there was no other comprehensive income (loss), net of tax for the discontinued operations.

     Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. The adoption of this standard did not have an impact on the Company’s financial statements.

     In April 2003, the FASB issued SFAS No. 149, “Amendment to Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is applied prospectively and is effective for contracts entered into or modified after June 30, 2003, except for SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 and certain provisions relating to forward purchases and sales on securities that do not yet exist. The adoption of this standard did not have an impact on the Company’s financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. The adoption of this standard did not have an impact on the Company’s financial statements.

2.	ACQUISITION

     Acquisition of Chemicon

     Effective April 1, 2003, Serologicals completed the acquisition of 100% of the common stock of Chemicon International, Inc. (“Chemicon”), a privately-owned company based in Temecula, California. Chemicon has manufacturing, distribution and research and development operations in California, Australia and the United Kingdom. Chemicon provides a broad range of specialty reagents, kits, antibodies and molecular biology tools to biotechnology, pharmaceutical and academic research customers working in the areas of neuroscience, infectious disease, drug discovery, cancer research, stem cell research and proteomics. Chemicon is also a leading supplier of monoclonal antibodies, conjugates, antibody blends and kits for use in the diagnostic laboratory. The acquisition of Chemicon greatly expands the Company’s range of products and customers within the research market. The purchase price of $95 million in cash was funded with the proceeds from an $82.5 million five-year term loan and cash on hand. The results of operations of Chemicon are included in the Company’s financial statements beginning April 1, 2003.

     The components of the total purchase price are presented below (in thousands):

Cash paid at closing	$95,000
Direct costs of acquisition	2,392
Current liabilities assumed	7,444
Long-term liabilities assumed	12,012

$116,848

     The Company has preliminarily allocated the purchase price based on the estimated fair values of the assets and liabilities as follows (in thousands):

Cash and cash equivalents	$295
Accounts receivable, net of allowance	4,932
Inventory	7,234
Other current assets	1,983
Property and equipment	5,556
Developed products	24,000
Trademarks and trade names	9,000
Other intangible assets	1,330
Goodwill	62,518

$116,848

     The Company preliminarily allocated the purchase price to the fair value of identifiable long-lived assets and intangibles based on an independent third party appraisal. Management expects to finalize the allocation by the end of the fourth quarter of 2003. None of the goodwill related to the acquisition of Chemicon is expected to be deductible for tax purposes. Chemicon is included in the research products segment. The following table sets forth the weighted average lives for the intangible assets acquired:

Asset Description	Weighted Average Life

Developed products	18.6 years
Trademarks and trade names	Indefinite
Other intangible assets	6.5 years
Goodwill	Indefinite

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

     The following table summarizes the results of Serologicals on a pro forma basis for the three and nine months ended September 28, 2003 and September 29, 2002 as if the acquisition of Chemicon had occurred at the beginning of the period. The pro forma results exclude certain expenses totaling approximately $0.4 million that were recorded by Chemicon as a result of the acquisition. These costs primarily include professional and other fees paid as a direct result of the transaction. These results do not purport to represent what the results of operations for Serologicals would have actually been or to be indicative of the future results of operations of Serologicals (in thousands, except per share amounts).

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

Revenue	$42,010	$34,170	$111,705	$101,849
Net income	(6,536)	3,285	(3,563)	9,032
Net income per common share:
Basic	$(0.26)	$0.13	$(0.15)	$0.37
Diluted	(0.26)	0.13	(0.14)	0.36

3.	DISCONTINUED OPERATIONS

     On July 10, 2003, the Company announced its intention to exit the Therapeutic Plasma business. As a result, during the third quarter, the Therapeutic Plasma business was classified as held for sale as it met the criteria prescribed by SFAS No. 144 Impairment of Long-Lived Assets and Discontinued Operations (“SFAS No. 144”). In October 2003, the Company entered into a non-binding letter of intent to sell its Therapeutic Plasma business, consisting of the Company’s ten plasma collection centers and its central testing laboratory. The Company expects that the buyer will retain the majority of the employees of this business. The Company expects to enter into a definitive agreement for the sale of the business by the end of 2003. The specific terms of the agreement and the identity of the buyer will not be disclosed until a definitive agreement is signed. Based on the current indication of value for this transaction, the Company recorded an impairment loss of $11.0 million during the third quarter with respect to the Therapeutic Plasma business, which is included as a component of the income (loss) from discontinued operations in the accompanying Consolidated Statement of Income (Loss).

     Assets and liabilities of discontinued operations were as follows (in thousands):

	September 28,	December 29,
	2003	2002

Assets:
Cash overdraft	$(124)	$(2,392)
Trade accounts receivable	6,327	13,778
Inventories	5,995	6,770
Other current assets	722	1,146

Current assets	12,920	19,302

Property and equipment, net	2,298	6,736
Goodwill and other intangible assets	—	8,861
Other noncurrent assets	—	227

Noncurrent assets	2,298	15,824

	$15,218	$35,126

Liabilities:
Accounts payable and accrued liabilities	$1,603	$1,518
Noncurrent liabilities	352	352

	$1,955	$1,870

     The following table contains selected results of operations from discontinued operations (in thousands):

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

Net sales	$5,767	$7,712	$21,314	$28,589
Impairment	11,016	—	11,016	—
Income tax benefit (provision)	4,270	(648)	4,542	(2,340)
Income (loss) from discontinued operations, net of tax	(7,930)	1,203	(8,435)	4,345

     As part of the Therapeutic sale, the Company also expects to sell certain product groups within the human-sourced disease state polyclonal antibody business, as defined in the letter of intent. Human-sourced disease state polyclonal antibodies sales and gross margin are included in the Diagnostic segment. The Company has not treated this business as discontinued operations as it does not fulfill the requirements to be considered a discontinued operation in accordance with SFAS No. 144. The following table sets forth net sales and gross profit of the human-sourced disease state polyclonal antibody product groups that the Company expects to sell (in thousands):

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

Net sales	$803	$1,175	$2,256	$3,842
Gross profit	545	730	1,616	2,302

4.	SPECIAL CHARGES AND WRITE-OFF OF DEFERRED FINANCING COSTS

     At closing of the Debentures (Note 5) and new revolving credit facility (Note 6), the Company paid off the balances in full and terminated its previous term loan and old revolving credit facility. During the third quarter of 2003, the Company recorded a charge of approximately $4.1 million related to the write-off of deferred financing costs associated with the terminated facilities.

     Additionally during the third quarter of 2003, the Company recorded a special charge of $0.3 million related to the remaining costs associated with the relocation of its Gaithersburg, Maryland facility to Chemicon, as described below, and $0.2 million related primarily to severance associated with the completion of the corporate restructuring program initiated during the second quarter of 2003.

     During the second quarter of 2003, the Company approved a plan to transfer the responsibility for manufacturing and distribution of research products from Gaithersburg, Maryland to its Chemicon division. This transfer is expected to provide a more competitive focus for the manufacturing, sales and distribution of these products. In addition, during the quarter, the Company continued to review its infrastructure to ensure the staffing is optimal to focus on the primary growth areas related to the Company’s strategic plan. As a result of these efforts, including its ongoing product rationalization initiatives, the Company reduced its workforce at various locations including the Gaithersburg facility, the Kankakee facility, the Milford facility and the corporate office. As a result of these restructurings, the Company recorded $1.2 million in special charges in the accompanying Consolidated Statement of Income (Loss). The components of the special charge included approximately $0.4 million for employee severance and $0.8 million related to the impairment of certain long-lived assets at Gaithersburg, Maryland. Employee termination costs are expected to be paid by the end of 2004.

     During the second quarter of 2003, the Company also incurred $0.9 million resulting from the Bovine Spongiform Encephalopathy (“BSE”) or “mad-cow” disease scare in Canada. This charge included costs associated with writing off certain inventory that had been sourced from Canadian raw materials and the cost of shutting down and cleaning a section of the Toronto manufacturing facility to prepare for the switchover to U.S.-sourced raw materials. Prior to the announcement that a single cow had tested positive for BSE, the Company procured certain bovine raw materials from Canadian sources. As a result of this issue, and after discussions with customers, the Company began sourcing all bovine raw materials used in the Toronto facility from the United States. The Toronto plant was partially shutdown for approximately one month during the quarter for cleaning and sanitization. Additionally, certain inventory that was manufactured in Canada and scheduled to be shipped to international customers was delayed by foreign governments. The United States Department of Agriculture ban on Canadian imports of bovine materials prevented the transfer of products from Toronto to our distribution facility in Massachusetts for part of the quarter.

     During the first quarter of 2003, subsequent to notifying the lender of our intent to terminate our then existing credit facility, the Company recorded a charge of approximately $0.4 million related to the write-off of deferred financing costs.

     Additionally during the first quarter of 2003, the Company recorded a special charge of $0.1 million related to a loss associated with an equipment failure at the Toronto facility and other termination costs.

     All charges except for deferred financing fees are included in Special Charges in the accompanying Consolidated Statement of Income (Loss). Deferred financing fees are included in Write-Off of Deferred Financing Costs in the accompanying Consolidated Statement of Income (Loss).

     The following table summarizes special charges by segment (in thousands):

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

Research products	$264	$—	$1,163	$—
Cell culture products	32	—	1,218	—
Diagnostic products	10	—	127	—
Corporate	198	—	270	—

	$504	$—	$2,778	$—

     The following table summarizes the activity in the accrual for termination benefits and other costs for the nine months ended September 28, 2003 (in thousands):

	Balance,		Cash	Noncash	Balance,
Description	12/29/02	Expenses	Expenditures	Write-offs	9/28/03

Employee termination costs	$942	$647	$(1,315)	$—	$274
Lease termination costs	70	120	(39)	—	151
Asset impairment	—	1,719	—	(1,719)	—
Other	—	292	(101)	(191)	—

	$1,012	$2,778	$(1,455)	$(1,910)	$425

     The remaining accrual of $0.4 million is included in “Accrued Liabilities” in the Consolidated Balance Sheets. All of these amounts are expected to be paid over the remainder of 2003 and 2004.

5.	CONVERTIBLE SENIOR SUBORDINATED DEBENTURES

     On August 20, 2003, the Company issued $130.0 million principal amount of 4.75% Convertible Senior Subordinated Debentures due August 15, 2033 to certain institutional investors. After expenses, the Company received net proceeds of $126.1 million. Interest on the Debentures is payable semi-annually on February 15th and August 15th. The Debentures are convertible into shares of Serologicals’ common stock at an initial rate of 67.6133 shares of common stock per $1,000 principal amount of the Debentures (or approximately 8.8 million shares of common stock at a conversion price of $14.79 per share of common stock), subject to the satisfaction of certain conditions, such as obtaining a average stock price of $17.75 over 20 trading days over a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter or a fundamental change in the business. The Debentures may be redeemed, in whole or in part, at the Company’s option on or after August 22, 2008 at 100% of the principal amount. In addition, the holders of the Debentures may require the Company to repurchase all or a portion of the Debentures for 100% of the principal amount, plus accrued interest, on August 15, 2008, August 15, 2010, August 15, 2013, August 15, 2018, August 15, 2023, August 15, 2028, or at any time prior to their maturity following a fundamental change in the business, as defined in the agreement. The Debentures are unsecured obligations of the Company and are subordinated to all of the Company’s senior debt, including any debt incurred under the new revolver credit facility (Note 6).

6.	LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long-term debt and capital lease obligations at September 28, 2003 and December 29, 2002 consisted of the following (in thousands):

	September 28,	December 29,
	2003	2002

Revolving credit facility	—	—
Capital lease obligations at varying interest rates and terms, maturing in 2004	39	424

	39	424
Less: current maturities	7	385

	$32	$39

     On August 29, 2003, the Company entered into a new $30.0 million three-year revolving credit facility (“Revolver”). The new Revolver bears interest at a floating rate of interest determined by reference to a base rate or to Eurodollar interest rates, plus a margin. The margin on the Eurodollar interest rate ranges from 2.00% to 2.75% and the margin on the base rate ranges from 1.00% to 1.75% based on the Company’s leverage ratio. The Company is required to pay a commitment fee of .5% per annum on undrawn balances. The Revolver is secured by substantially all of the assets of the Company. The Revolver contains certain financial covenants that require the maintenance of a minimum fixed charge coverage ratio and earnings before interest, taxes, depreciation and amortization and also provides for a maximum leverage ratio and limitations on capital expenditures. Furthermore, under the terms of the Revolver, there are restrictions on the Company’s ability to make acquisitions, repurchase common stock and to pay dividends. As of September 28, 2003, there were no amounts outstanding under the Revolver.

     The Company capitalizes interest on borrowings during the active construction period of major capital projects. During the three and nine months ended September 28, 2003 the Company capitalized approximately $0.1 million and 0.3 million, respectively, in connection primarily with the construction of the new EX-CYTE® plant in Lawrence, Kansas. During the three months and nine months ended September 29, 2002, the Company capitalized approximately $0.1 million and $0.4 million, respectively, in connection with various projects.

7.	SEGMENT INFORMATION

     SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” requires the reporting of information about operating segments in annual financial statements and requires selected information in interim financial reports. Beginning in 2003, for management purposes the operations of the Company’s subsidiaries are organized into three primary operating segments: Research Products (“Research”), Cell Culture Products (“Cell Culture”) and Diagnostic Products (“Diagnostics”). These segments are based primarily on the differing production, manufacturing and other value-added processes performed by the Company with respect to the products and, to a lesser extent, the differing end use and customer bases to which each reportable segment sells its products. During 2002, the Company reported three operating segments, Biotechnology and Molecular Biology Products, Therapeutic Products and Diagnostic Products. All amounts in this Quarterly Report reflect the restatement of the prior year segments so that they are consistent with the current year presentation.

     The activities of the Research segment primarily include manufacturing and sales of reagents, cell-based assays, antibodies and molecular biology products. Key products within the Research segment are ESGRO®, Arthrogen-CIA® and Amplifuor®. The Cell Culture segment products consist of cell culture media and supplements for drug development, biomanufacturing and life science research. The Company’s most significant product within this segment is EX-CYTE®. Other key products within the Cell Culture segment include bovine serum albumin (“BSA”), recombinant insulin and other products used principally in mammalian cell culture. The key products within the Diagnostic segment are monoclonal antibodies used in blood typing reagents and diagnostic antibodies and certain human-sourced polyclonal antibodies.

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

Net sales:
Research products	$14,213	$763	$28,377	$2,811
Cell culture products	20,646	16,579	49,911	49,434
Diagnostic products	7,151	6,384	22,267	19,366

	$42,010	$23,726	$100,555	$71,611

Gross profit :
Research products	$9,016	$200	$17,480	$1,013
Cell culture products	10,395	9,439	25,543	27,563
Diagnostic products	3,885	2,994	12,190	9,571

	23,296	12,633	55,213	38,147
Reconciling items:
Selling, general and administrative	12,826	7,588	31,116	25,542
Research and development	1,628	1,555	4,298	3,931
Amortization of intangibles	630	223	1,551	660
Special charges	504	—	2,778	—
Other expense, net	61	36	248	91
Write-off of deferred financing costs	4,112	—	4,492	—
Interest expense (income), net	1,399	34	2,953	(424)

Income from continuing operations before income taxes and discontinued operations	$2,136	$3,197	$7,777	$8,347

8.	SUBSEQUENT EVENTS

     On October 17, 2003, the Company entered into an interest rate swap on $70.0 million principal amount of its Debentures. The objective of the swap is to convert the 4.75% fixed interest rate on a portion of the Debentures to a variable interest rate based on the 6-month London Interbank Offered Rate (“LIBOR”) at the end of each interest period plus a spread of 66 basis points on the $70 million of the Debentures. The gain or loss from changes in the fair value of the swap is expected to offset the gain or loss from the changes in the fair value of the cash flows from the Debentures throughout the expected life of the Debentures.

Forward Looking Statements

     This Quarterly Report on Form 10-Q contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements may be identified by the use of words such as “may,” “will,” “expect,” “anticipate,” “intend,” “estimate,” “plan,” “believe,” or “continue” and other words of similar meaning or future or conditional verbs such as “will,” “should,” “would,” and “could.” Forward-looking statements include discussions of our expected business outlook, future operations, financial performance, pending acquisitions, financial strategies, future working capital needs and projected industry trends, as well as our strategies for growth, product development, regulatory approvals and compliance, market position and expenditures.

     Forward-looking statements are only predictions and are not guarantees of performance. Forward-looking statements are based on current expectations of future events and are based on our current views and assumptions regarding future events and operating performance. These assumptions could prove inaccurate, or unknown risks or uncertainties could materialize, which could cause our actual results to differ materially from our expectations or predictions. Many of these factors are beyond our ability to control or predict.

     Factors that could cause our actual results to differ materially include:

•	our ability to implement our growth strategy;

•	our ability to manage our growth and expansion;

•	our ability to raise capital;

•	our ability to find acceptable acquisitions in the future and to integrate and manage them;

•	our ability to complete the disposition of our Therapeutics business;

•	our ability to compete effectively within our industry;

•	our dependence on the success of the customers of our EX-CYTE® product in developing and marketing existing and new drugs using the product;

•	our ability to complete construction and validation of the new EX-CYTE® manufacturing facility during 2004;

•	our ability to attract and retain qualified scientific and production personnel;

•	our ability to comply with regulatory, customer and industry regulations and guidelines;

•	our ability to identify new commercial product opportunities;

•	our ability to protect our intellectual property;

•	the effect on our results of operations of the loss of any significant customers or reduced orders from significant customers, including reductions or delays in research and development budgets and in government funding; and

•	adoption of or changes in, domestic and foreign laws and regulations that could affect our ability to maintain existing licenses and approvals.

     You should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any of them in light of new information or future events. The factors listed above (in addition to other possible factors not listed) could affect our actual results and cause these results to differ materially from those expressed in forward-looking statements made by us or on our behalf.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Serologicals Corporation, a Delaware corporation, (together with its subsidiaries, the “Company” or “Serologicals”) is a global provider of biological products and enabling technologies to life science companies. Our products are essential for the research, development and manufacturing of biologically based life science products. Our products and technologies are used in a wide variety of applications within the areas of oncology, hematology, immunology, cardiology and infectious diseases, as well as in the study of molecular biology. Our customers include many of the leading life sciences companies throughout the world.

     Our operations are organized into three operating segments: Research Products, Cell Culture Products and Diagnostic Products. These segments are based primarily on the differing production, manufacturing and other value-added processes that we perform with respect to the products and to a lesser extent, the differing nature of the ultimate end use of our products. During 2002, the Company reported three operating segments, Biotechnology and Molecular Biology Products, Therapeutic Products and Diagnostic Products. All amounts in this Quarterly Report reflect the restatement of the prior year segments so that they are consistent with the current year presentation.

     We conduct the operations of our research segment through Chemicon, which we acquired in April 2003. Chemicon provides a broad range of specialty reagents, kits, antibodies and molecular biology tools to biotechnology, pharmaceutical and academic research customers working in the areas of neuroscience, infectious disease, drug discovery, cancer research, stem cell research and proteomics. Chemicon is also a leading supplier of monoclonal antibodies, conjugates, antibodies blends and kits for use in diagnostic laboratories. Chemicon, headquartered in Temecula, California, has manufacturing and distribution operations in California, Australia and the United Kingdom.

     We manufacture our cell culture and diagnostic products in facilities located in North America and the United Kingdom. We operate protein fractionation facilities located in Kankakee, Illinois and Toronto, Ontario and have a third facility under construction in Lawrence, Kansas. These facilities provide a variety of highly purified proteins used in diagnostic reagents and cell culture media components for use in the development and manufacturing of biotechnology products. Additionally, these facilities produce a line of highly purified animal proteins known as tissue culture media components that are used primarily by biopharmaceutical and biotechnology companies as nutrient additives in cell culture media. We manufacture monoclonal antibodies in our Scotland facility which is used in diagnostic products such as blood typing reagents and in controls for diagnostic tests for certain infectious diseases. We operate a facility in Milford, Massachusetts that includes a central distribution facility as well as operations related to production of substrates used in diagnostic assays.

Discontinued Operations

     On July 10, 2003, the Company announced its intention to exit the Therapeutic business. As a result, during the third quarter, the Therapeutic Plasma business was classified as held for sale as it met the criteria prescribed by Statement of Financial Accounting Standard No. 144 Impairment of Long-Lived Assets and Discontinued Operations (“SFAS No. 144”). On October 1, 2003, the Company signed a letter of intent to sell its national network of 10 donor centers that specialize in the collection of hyper-immune human blood antibodies, and the central testing laboratory. Financial statements for all years presented have been reclassified to separately report results of discontinued operations from results of continuing operations. Disclosures included herein pertain to the Company’s continuing operations unless otherwise noted.

     As part of the Therapeutic sale, the Company also expects to sell certain product groups within the human-sourced disease state polyclonal antibody business, as defined in the letter of intent. Human-sourced disease state polyclonal antibodies sales and gross margin are included in the Diagnostic segment. The Company has not treated this business as discontinued operations as it does not fulfill the requirements to be considered a discontinued operation in accordance with SFAS No. 144. The following table sets forth net sales and gross profit of the human-sourced disease state polyclonal antibody product groups that the Company expects to sell (in thousands):

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

Net sales	$803	$1,175	$2,256	$3,842
Gross profit	545	730	1,616	2,302

     See “Note 3 - DISCONTINUED OPERATIONS” in Item 1 Financial Statements for further discussion of discontinued operations.

Critical Accounting Policies

     There have been no material changes regarding Serologicals’ critical accounting policies from the critical accounting polices discussed under the caption “Critical Accounting Policies” in Item 2 Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2003.

Results of Operations

     The following discussion and analysis of Serologicals’ financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

     The following table sets forth certain operating data of Serologicals as a percentage of net sales for the periods indicated below.

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	55.5%	53.2%	54.9%	53.3%
Selling, general and administrative expenses	30.5%	32.0%	30.9%	35.7%
Research and development	3.9%	6.6%	4.3%	5.5%
Amortization of intangibles	1.5%	0.9%	1.5%	0.9%
Special charges	1.2%	—	2.8%	—
Operating income	18.3%	13.8%	15.4%	11.2%

     The following table sets forth a breakdown of revenue and gross profit contributions by segment for the quarters ended September 28, 2003 and September 29, 2002:

	September 28, 2003		September 29, 2002

	Actual	% Total	Actual	% Total

Net sales:
Research products	$14,213	34%	$763	3%
Cell culture products	20,646	49%	16,579	70%
Diagnostic products	7,151	17%	6,384	27%

	$42,010	100%	$23,726	100%

	Actual	GM %	Actual	GM %

Gross profit:
Research products	$9,016	63%	$200	26%
Cell culture products	10,395	50%	9,439	57%
Diagnostic products	3,885	54%	2,994	47%

	$23,296	55%	$12,633	53%

     The following table sets forth a breakdown of revenue and gross profit contributions by segment for the nine months ended September 28, 2003 and September 29, 2002:

	September 28, 2003		September 29, 2002

	Actual	% Total	Actual	% Total

Net sales:
Research products	$28,377	28%	$2,811	4%
Cell culture products	49,911	50%	49,434	69%
Diagnostic products	22,267	22%	19,366	27%

	$100,555	100%	$71,611	100%

	Actual	GM %	Actual	GM %

Gross profit:
Research products	$17,480	62%	$1,013	36%
Cell culture products	25,543	51%	27,563	56%
Diagnostic products	12,190	55%	9,571	49%

	$55,213	55%	$38,147	53%

NET SALES

Consolidated

     Consolidated net sales increased approximately $18.3 million, or 77%, from $23.7 million in the third quarter of 2002 to $42.0 million in the third quarter of 2003. Consolidated net sales increased approximately $29.0 million, or 41%, from $71.6 million during the first nine months of 2002 to $100.6 million during the same period of 2003. The increase during the third quarter of 2003 and the first nine months of 2003 was primarily due to the sales contribution from Chemicon and growth in sales of monoclonal antibodies. The increase in the third quarter was also due to year over year growth in Cell Culture sales, primarily sales of insulin and other media supplements. Included in net sales for the three months and nine months ended September 28, 2003 is $12.4 million and $24.3 million, respectively, contributed by Chemicon.

Research Products

     Net sales of Research products increased $13.4 million from $0.8 million in the third quarter of 2002 to $14.2 million in the third quarter of 2003. Net sales of Research products increased $25.6 million from $2.8 million in the first nine months of 2003 to $28.4 million in the same period of 2002. Research products’ net sales increased primarily due to the acquisition of Chemicon. Chemicon contributed $12.4 million and $24.3 million to Research products’ net sales for the three months and nine months ended September 28, 2003, respectively. During the third quarter of 2003, the operations of the Company’s previous research products operations in Gaithersburg, Maryland were combined and integrated into Chemicon. Additionally, net sales from Chemicon increased 19% during the third quarter of 2003 compared to the third quarter of 2002.

Cell Culture Products

     Net sales of Cell Culture products increased $4.0 million, or 24%, from $16.6 million in the third quarter of 2002 to $20.6 million in the third quarter of 2003. Net sales of Cell Culture products remained essentially unchanged at $49.4 million and $49.9 million during the first nine months of 2002 and 2003, respectively. Sales of EX-CYTE® were $8.6 million and $19.6 million during the third quarter and the first nine months of 2003, respectively, compared to $8.3 million and $23.5 million during the same period in 2002, respectively. The decrease in sales of EX-CYTE® for the first nine months of 2003 is due to one of the Company’s major customers deferring its shipments until the second half of 2003. Sales of bovine serum albumin (“BSA”) were constant during the quarter compared to third quarter of 2002 at $3.8 million and $3.9 million, respectively. Sales of BSA increased during the first nine months of 2003 compared to the prior year from $10.9 million in first nine months of 2002 to $12.0 million in the first nine months of 2003 due to completion of the Cohn BSA expansion at the Toronto facility in January 2003. BSA sales were impacted in the third quarter due to the partial shut down of our Toronto plant during June 2003 following the discovery of a single cow infected with BSE in Canada. The closure of this plant reduced the amount of saleable product during the quarter due to the manufacturing cycle time required for certain products. Sales of insulin and other media supplements increased $3.1 million during the third quarter from $1.9 million in the third quarter of 2002 to $5.0 million in the same period of 2003. Sales of insulin and other media supplements also increased during the first nine months of 2003 to $10.4 million from $7.1 million in the same period of 2002.

Diagnostic Products

     Net sales of Diagnostic products increased approximately $0.8 million, or 12%, from $6.4 million in the third quarter of 2002 to $7.2 million in the third quarter of 2003. Net sales of Diagnostic products also increased approximately $2.9 million, or 15%, from $19.4 million in the first nine months of 2002 to $22.3 million in the first nine months of 2003. This increase is primarily due to higher sales of monoclonal antibodies and related products which increased from $3.5 million and $10.7 million in the third quarter and first nine months of 2002, respectively, to $5.1 million and $16.5 million in the third quarter and first nine months of 2003, respectively. This increase in monoclonal antibodies and related products was partially offset by decreased sales of human-sourced disease state polyclonal antibodies, detection products and other diagnostic products. Human-sourced disease state polyclonal antibody sales have been negatively impacted by the Health Insurance Portability and Accountability Act (“HIPPA”), which has adversely affected access to qualified donors.

GROSS PROFIT

Consolidated

     Consolidated gross profit increased approximately $10.7 million, from $12.6 million in the third quarter of 2002 to $23.3 million during the third quarter of 2003. For the nine months ended September 28, 2003 and September 29, 2002 consolidated gross profit increased $17.1 million from $38.1 million to $55.2 million, respectively. This increase was primarily due to increased sales. Gross margin increased from 53% in the third quarter and the first nine months of 2002 to 55% in the third quarter and the first nine months of 2003. This increase primarily relates to the acquisition of Chemicon and stronger margins on monoclonal antibodies and related products as a result of manufacturing efficiencies gained from increased production at our facility in Scotland and the significant increase in sales of monoclonal antibodies.

Research Products

     Gross profit from Research products increased $8.8 million, from $0.2 million in the third quarter of 2002 to $9.0 million in the third quarter of 2003. For the nine months ended September 28, 2003 and September 29, 2002, Research products’ gross profit increased $16.5 million from $1.0 million to $17.5 million, respectively. Gross margin increased from 26% and 36% in the third quarter and the first nine months of 2002, respectively, to 63% and 62% in the third quarter and the first nine months of 2003, respectively. Increases in gross profit and gross margin are due to the acquisition of Chemicon, effective April 1, 2003. Gross profit for the second quarter and the first nine months of 2003 was negatively impacted by a $0.2 million and $0.4 million, respectively, charge to cost of sales as a result of inventory adjustments to Chemicon’s opening inventory required under purchase accounting rules.

Cell Culture Products

     Gross profit from Cell Culture products increased $1.0 million, from $9.4 million in the third quarter of 2002 to $10.4 million during the third quarter of 2003. For the nine months ended September 28, 2003 and September 29, 2002, Cell Culture products’ gross profit decreased from $27.6 million to $25.5 million, respectively. Gross margin decreased from 57% and 56% in the third quarter and the first nine months of 2002, respectively, to 50% and 51% in the third quarter and the first nine months of 2003, respectively. Gross margins were lower in the third quarter and the first nine months of 2003 primarily due to product mix, as EX-CYTE®, which is a higher margin product, represented a significantly lower percentage of total Cell Culture product sales than in the third quarter and the first nine months of 2002. Additionally, the margins declined due to manufacturing cost variances arising from excess capacity at certain of our manufacturing facilities.

Diagnostic Products

     Gross profit from Diagnostic products increased $0.9 million, or 30%, from $3.0 million in the third quarter of 2002 to $3.9 million in the third quarter of 2003. For the nine months ended September 28, 2003 and September 29, 2002, Diagnostic products’ gross profit increased from $9.6 million to $12.2 million, respectively. Gross margin increased from 47% and 49% in the third quarter and the first nine months of 2002, respectively, to 54% and 55% in the third quarter and the first nine months of 2003, respectively. Gross margins increased primarily due to efficiencies gained from increased production at our Scotland facility, increased sales prices of monoclonal antibodies and the significant increase in the monoclonal antibody and related product sales, which are relatively higher margin products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Consolidated selling, general and administrative expenses (“SG&A”) increased approximately $5.2 million, or 68% from $7.6 million in the third quarter of 2002 to $12.8 million in the third quarter of 2003. For the nine months ended September 28, 2003 and September 29, 2002, SG&A increased $5.6 million, or 22%, from $25.5 million to $31.1 million, respectively. As a percentage of revenues, SG&A was 31% during the third quarter and first nine months of 2003 compared with 32% and 36% in the second quarter and first nine months of 2002, respectively. Included in SG&A for the three months and nine months ended September 28, 2003, is $5.9 million and $10.7 million, respectively, contributed by Chemicon. The increase attributable to Chemicon was partially offset as the Company continued to emphasize cost controls over SG&A at all locations including its corporate office.

RESEARCH AND DEVELOPMENT

     Research and development expenses remained flat at $1.6 million for the third quarter of 2003 as compared to 2002. For the nine months ended September 28, 2003 and September 29, 2002, research and development increased from $3.9 million to $4.3 million, respectively. This increase is primarily due to the expansion of the Company’s research and development activities, including those acquired as a result of the Chemicon acquisition. During the third quarter of 2003, Chemicon introduced 223 new products, bringing the total for the year to 516 new products. The Company also continued to advance various projects in the Cell Culture area related to the characterization of EX-CYTE® and other cell culture supplements.

AMORTIZATION OF INTANGIBLES

     Amortization of intangibles increased from $0.2 million and $0.7 million in the third quarter and first nine months of 2002, respectively, to $0.6 million and $1.6 million in the third quarter and first nine months of 2003, respectively, due to the acquisition of Chemicon during the second quarter of 2003.

SPECIAL CHARGES AND WRITE-OFF OF DEFERRED FINANCING COSTS

     During the three months and nine months ended September 28, 2003, the Company incurred $0.5 million and $2.8 million, respectively, in special charges and $4.1 million and $4.5 million, respectively, in write-off of deferred financing costs. All charges except for deferred financing fees are included in Special Charges in the accompanying Consolidated Statement of Income (Loss). Deferred financing fees are included in Write-Off of Deferred Financing Costs in the accompanying Consolidated Statement of Income (Loss). See “Note 4 – SPECIAL CHARGES AND WRITE-OFF OF DEFERRED FINANCING COSTS” in Item 1 Financial Statements for additional discussion of special charges. The following chart summarizes the special charges and write-off of deferred financing costs incurred during these periods (in thousands):

	Quarter Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

Deferred financing fees	$4,112	$—	$4,492	$—
Gaithersburg closure	264	—	1,044	—
Toronto BSE shutdown	32	—	966	—
Restructuring costs	198	—	514	—
Other	10	—	254	—

Total special charges	$4,616	$—	$7,270	$—

INTEREST EXPENSE (INCOME), NET

     Interest expense (income), net decreased from interest expense of less than $0.1 million and interest income of $(0.4) million in the third quarter and first nine months of 2002, respectively, to interest expense of $1.4 million and $3.0 million in the third quarter and first nine months of 2003, respectively. The increase in interest expense was due to borrowings used to finance the Chemicon acquisition and subsequent refinancing arising from the issuance of the Debentures.

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES

     Income (loss) from operations of discontinued operations, net of income taxes decreased from earnings of $1.2 million and $4.3 million during the third quarter and first nine months of 2002, respectively, to a loss of $(7.9) million and $(8.4) million during the same periods in 2003, respectively. Based on the current indication of value for the Therapeutic business, the Company recorded an impairment loss of $11.0 million during the third quarter with respect to the Therapeutic Plasma business, which is included as a component of the income (loss) from discontinued operations, net of income taxes in the accompanying Consolidated Statement of Income (Loss). The remaining decline is primarily due to the continued weakness in sales and gross margins of the Therapeutic Plasma business.

Financial Condition and Liquidity and Capital Resources

     The following table sets forth certain indicators of financial condition and liquidity as of September 28, 2003 and December 29, 2002 (in thousands, except for percentages):

	September 29,	December 29,
	2003	2002

Cash and cash equivalents	$41,879	$15,242
Working capital	94,762	47,684
Total long-term debt and capital lease obligations	130,039	424
Stockholders’ equity	170,635	170,370
Total debt to equity ratio	76.2%	0.2%

     Serologicals has three principal sources of near-term liquidity: (1) existing cash and cash equivalents; (2) cash generated by operations, and (3) available borrowing capacity under the revolving credit facility (“Revolver”), which provides for a maximum borrowing capacity of $30.0 million. As of November 1, 2003, the Company had $30.0 million available under the Revolver. Management believes the Company’s liquidity and capital resources are sufficient to meet its working capital, capital expenditure and other anticipated cash requirements over the next twelve months.

     Net cash provided by operating activities in the first nine months of 2003 was $4.4 million as compared to net cash provided of $6.9 million in the first nine months of 2002. Changes in operating assets and liabilities used were $14.7 million and $4.0 million during the first nine months of 2003 and 2002, respectively. Cash used during the first nine months of 2003 was driven primarily by a $9.4 million and $4.5 million increase in inventory and other current assets, respectively. The growth in inventory was primarily due to restoring inventory levels at our Scotland facility after the backlog of orders that occurred during the third quarter of 2002, a large purchase of insulin at the end of the third quarter and delays in shipments of EX-CYTE® to one of the Company’s major customers. Other current assets increased primarily due to income tax receivable associated with the Company’s net loss. Cash used in the first nine months of 2002 was driven primarily by increase in accounts receivables. The incremental increase in cash used by changes in operating assets and liabilities was offset partially by incremental increases in adjustments such as depreciation and amortization and non-cash special charges and write-off of deferred financing costs. Depreciation and amortization increased due to the acquisition of Chemicon on April 1, 2003. Non-cash special charges and write-off of deferred financing costs relate primarily to the write off $4.5 million in deferred financing costs during the year, $0.8 million related to asset impairment associated with the relocation of research products produced at our Gaithersburg, Maryland facility to Chemicon and $1.0 million related to asset impairments associated with the Toronto BSE shutdown. See “Note 4 – SPECIAL CHARGES AND WRITE-OFF OF DEFERRED FINANCING COSTS” in Item 1 Financial Statements for additional discussion of special charges.

     Net cash used in investing activities in the first nine months of 2003 was $109.4 million, compared with $9.1 million in the first nine months of 2002. Investing activities during the first nine months of 2003 included the acquisition of Chemicon for $97.1 million, net of cash received and capital expenditures of $12.3 million. Investing activities during the first nine months of 2002 include capital expenditures of $8.9 million. Capital expenditures for the first nine months of 2003 consisted primarily of construction of the Company’s new EX-CYTE® manufacturing facility in Lawrence, Kansas and completion of the Company’s Enterprise Resource Planning system implementation project. The Company anticipates capital expenditures for the remainder of the year to total approximately $8 million to $13 million. The most significant expenditure anticipated for the remainder of 2003 is the continued construction of the Company’s new EX-CYTE® manufacturing facility.

     Net cash provided by financing activities in the first nine months of 2003 was $121.7 million, compared with $2.0 million of net cash used during the same period in 2002. Financing activities in the first nine months of 2003 primarily consisted of proceeds from the issuance of $130.0 million principal amount of 4.75% Convertible Senior Subordinated Debentures (“Debentures”) due August 15, 2033 to certain institutional investors and payment of debt issuance costs of $8.7 million. See “Note 5 – CONVERTIBLE SUBORDINATED DEBENTURES” in Item 1 Financial Statements for discussion of the Debentures. During the nine months ended September 28, 2003 the Company also received proceeds of $82.5 million from a term loan entered into during the second quarter of 2003 and subsequently repaid the outstanding balance of the term loan upon issuing the Debentures during the third quarter of 2003. Financing activities in the first nine months of 2002 primarily consisted of payment of long-term debt and capital leases of $4.1 million and proceeds from stock options of $2.5 million.

     On October 17, 2003, the Company entered into an interest rate swap on $70.0 million principal amount of its Debentures. The objective of the swap is to convert the 4.75% fixed interest rate on a portion of the Debentures to a variable interest rate based on the 6-month London Interbank Offered Rate (“LIBOR”) at the end of each interest period plus a spread of 66 basis points on the $70 million of the Debentures. The gain or loss from changes in the fair value of the swap is expected to offset the gain or loss from the changes in the fair value of the cash flows from the Debentures throughout the expected life of the Debentures.

     On August 29, 2003, the Company entered into a new $30.0 million three-year Revolver. See “Note 6 – LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS” in Item 1 Financial Statements for discussion of new Revolver.

     Other than as discussed above, there have been no material changes regarding Serologicals’ contractual obligations from the information provided in our Annual Report on Form 10-K for the fiscal year ended December 29, 2002, as amended by Form 8-K filed on August 8, 2003. The contractual obligations are discussed under the caption “Liquidity and Capital Resources” in Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Form 10-K.

     The Company has no off-balance sheet financing arrangements and has not created any variable interest entities. Additionally, the Company does not undertake any trading activities within its business with respect to non-exchange traded contracts accounted for at fair value.

Recent Accounting Pronouncements

     See Recent Accounting Pronouncements under caption “Recent Accounting Pronouncements” in Note 1- ORGANIZATION AND BASIS OF PRESENTATION in Item 1 Financial Statements for discussion of new Revolver.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company primarily issues long-term debt obligations to support acquisitions and general corporate purposes including capital expenditures and working capital needs. All of the Company’s long-term debt obligations bear a fixed rate of interest. On October 17, 2003 the Company entered into a $70.0 million fixed to variable interest rate swap. A one-percentage point change in interest rates affecting the Company’s floating rate long-term debt would change pre-tax income by $0.7 million over the next twelve months. A one-percentage point change in interest rates would have approximately a $2.8 million effect on the fair value of the Company’s fixed rate long-term debt.

     There have been no material changes other than discussed above regarding Serologicals’ market risk position from the information provided in our Annual Report on Form 10-K for the fiscal year ended December 29, 2002, as amended by Form 8-K filed on August 8, 2003. The quantitative and qualitative disclosures about market risk are discussed under the caption “Market Risk” in Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Form 10-K.

Item 4. Controls and Procedures

a. Evaluation of disclosure controls and procedures.

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports filed with the Securities and Exchange Commission. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors during the period covered by this report that materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

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

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits (numbered in accordance with Item 601 of Regulation S-K):

3.1	Amended and Restated Certificate of Incorporation (Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the period ending December 29, 2002 is hereby incorporated by reference.)

3.2	Amended and Restated By-laws (Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (File No. 33-91176), effective June 14, 1995, is hereby incorporated by reference).

4.1	Specimen Common Stock Certificate (Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 33-91176), effective June 14, 1995, is hereby incorporated by reference).

4.2	Specimen Form of Rights Certificate (Exhibit 2.1 of the Company’s Registration Statement on Form 8-A (File No.000-26126) filed August 10, 1999, is hereby incorporated by reference).

4.3	Form of Rights Agreement, dated as of August 2, 1999, between the Company and State Street Bank & Trust Company, N.A. (Exhibit 2.2 of the Company’s Registration Statement on Form 8-A (File No. 000-26126) filed August 10, 1999, is hereby incorporated by reference).

4.4	Form of Certificate of Designation, Preferences and Rights of Series B Preferred Stock (Exhibit 2.3 of the Company’s Registration Statement on Form 8-A (File No. 000-26126) filed August 10, 1999, is hereby incorporated by reference).

4.5	Summary of Rights Plan (Exhibit 2.4 of the Company’s Registration Statement on Form 8-A (File No. 000-26126) filed August 10, 1999).

10.1	Credit Agreement, dated as of August 29, 2003, among Serologicals Corporation as the Borrower, the Subsidiaries of the Borrower Identified Herein as the Guarantors, Bank of America, N.A., as Administrative Agent and L/C Issuer, and JP Morgan Chase Bank, as Syndication Agent.

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K filed during the quarter ended September 28, 2003:

1)	Form 8-K filing announcing the completion of its previously announced offering of $130 million aggregate principal amount of 4.75% Convertible Senior Subordinated Debentures due 2033 filed on August 21, 2003.

2)	Form 8-K filing announcing its agreement to sell $110 million of aggregate principal amount of its 4.75% Convertible Senior Subordinated Debentures due 2033 in a private placement pursuant to Rule 144A under the Securities Act of 1933 filed on August 15, 2003.

3)	Form 8-K filing announcing its intention to raise $100 million through an offering of convertible senior subordinated debentures due 2033 in a private placement pursuant to Rule 144A under the Securities Act of 1933 filed on August 14, 2003.

4)	Form 8-K/A filing amending the pro forma financial statements for the Chemicon acquisition filed on August 8, 2003.

5)	Form 8-K filing amending Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, as previously filed in its Annual Report on Form 10-K for its fiscal year ended December 29, 2002 and Item 6 — Selected Financial Data, as previously filed in its Annual Report on Form 10-K for its fiscal year ended December 29, 2002 to reclassify certain items to conform to the 2003 presentation filed on August 8, 2003.

6)	Form 8-K furnishing the Company’s second quarter 2003 earnings release filed on July 25, 2003.

7)	Form 8-K furnishing the Company’s announcement that its Board of Directors has approved a plan to exit the therapeutic plasma business filed on July 11, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEROLOGICALS CORPORATION

(Registrant)

Date: November 10, 2003	By: /s/ Harold W. Ingalls

Harold W. Ingalls
Vice President Finance and
Chief Financial Officer