Form 10-K
period 2003-12-28
SEROLOGICALS CORP
filed 2004-03-12
CIK 767673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 28, 2003

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

Common Stock, $0.01 par value per share

Rights to Purchase Preferred Stock
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

          The aggregate market value of the shares of common stock held by non-affiliates (based upon the closing sale price on The Nasdaq Stock Market) on June 29, 2003 was approximately $337,681,434. As of March 4, 2004, there were 24,839,399 shares of Common Stock, $0.01 par value per share, outstanding.

Documents Incorporated by Reference.

          Portions of the definitive proxy statement for the Registrant’s 2004 Annual Meeting of Stockholders (which will be filed pursuant to Regulation 14A within 120 days of the close of the Registrant’s fiscal year ended December 28, 2003) are incorporated by reference into Part III.

PART I.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-K contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 about Serologicals Corporation and its subsidiaries (collectively, “Serologicals” or the “Company” or “we” or “our” or “us”) that are subject to risks and uncertainties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements may be identified by the use of words such as “may,” “will,” “expect,” “anticipate,” “intend,” “estimate,” “plan,” “believe,” or “continue” and other words of similar meaning or future or conditional verbs such as “will,” “should,” “would,” and “could.” Forward-looking statements include discussions of our expected business outlook, future operations, financial performance, pending acquisitions, financial strategies, future working capital needs and projected industry trends, as well as our strategies for growth, product development, regulatory approvals and compliance, market position and expenditures.

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

      All forward-looking statements contained in this Annual Report on Form 10-K are qualified in their entirety by reference to the factors discussed throughout this Annual Report. The following cautionary statements identify important factors that could cause our actual results to differ materially from those discussed in the forward-looking statements made in this Annual Report. Among the factors that could cause our actual results to differ materially are:

•	the risks and other factors described under the caption “Cautionary Statements” in this Annual Report;

•	our ability to implement our growth strategy;

•	our ability to manage our growth and expansion;

•	our ability to raise capital;

•	our ability to find acceptable acquisitions in the future and to integrate and manage them;

•	our ability to compete effectively within our industry;

•	our dependence on the success of the customers of our EX-CYTE® product in developing and marketing existing and new drugs using the product;

•	our ability to complete construction and validation of the new EX-CYTE® manufacturing facility during 2004;

•	our ability to attract and retain qualified scientific and production personnel;

•	our ability to comply with regulatory, customer and industry regulations and guidelines;

•	our ability to identify new commercial product opportunities;

•	our ability to protect our intellectual property;

•	our customers’ dependence on research budgets and government funding, which may be reduced;

•	the effect on our results of operations of the loss of any significant customers or reduced orders from significant customers, including reductions or delays in research and development budgets and in government funding; and

•	adoption of or changes in, domestic and foreign laws and regulations that could affect our ability to maintain existing licenses and approvals.

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

Item 1.	Business

General Developments of Our Business

      The Company was founded in 1971 in Florida and was incorporated under the laws of the State of Delaware in 1994. The Company’s principal executive offices are located at 5655 Spalding Drive, Norcross, Georgia, and its telephone number at this address is (678) 728-2000.

      We have made a number of acquisitions and dispositions that have transformed the Company from a therapeutic plasma collection company to a global provider of biological products and enabling technologies to the life science industry:

•	In 1989, Serologicals expanded its blood typing supply capabilities through the acquisition of Bioscot, Ltd. of Edinburgh, Scotland. Now named Serologicals Ltd., this subsidiary operates an FDA-licensed monoclonal antibody production facility.

•	In December 1998, the Company acquired the Pentex Blood Proteins business (renamed Serologicals Proteins) from Bayer Corporation. This subsidiary manufactures cell culture supplements, including our patented EX-CYTE® product.

•	In August 2000, the Company completed the sale of 47 plasma collection centers. These centers collected non-specialty plasma.

•	In December 2001, the Company acquired Intergen Company, L.P. (“Intergen”). This acquisition expanded the Company’s presence in the market for purified blood protein products and established a presence in the research reagent market.

•	In April 2003, the Company acquired Chemicon International, Inc. (“Chemicon”), greatly expanding the Company’s presence in the research products business. Chemicon is operated today as a stand-alone subsidiary of Serologicals Corporation. Chemicon has a proven track-record of rapidly identifying, developing, manufacturing, and commercializing new products. Chemicon has historically introduced on average more than 500 new products per year through a combination of its active research and development program and product and technology acquisition activities.

•	Effective December 28, 2003, Serologicals exited the therapeutic plasma business, with the sale of the Company’s remaining ten plasma collection centers and a central testing laboratory.

Overview of Operations

      The Company, with facilities in North America, Europe, and Australia, is a global provider of biological products and enabling technologies to life science companies. Our products are essential for the research, development and manufacturing of biologically based life science products. Our products and technologies are used in a wide variety of applications within the areas of oncology, hematology, immunology, cardiology and infectious diseases, as well as in the study of molecular biology. Our customers include many of the leading life science companies throughout the world.

      Our business is organized into three operating segments: Research Products, Cell Culture Products and Diagnostic Products. These segments are based primarily on the differing production, manufacturing and other value-added processes that we perform with respect to the products and to a lesser extent, the differing nature of the ultimate end use of our products. Prior to our decision to exit the therapeutics plasma business, the Company reported a fourth operating segment, Therapeutic Products, for the first two quarters of fiscal 2003. The therapeutic products business is now classified as “discontinued operations” under applicable accounting rules, and the results of operations of the former segment are no longer reported as a separate segment but now reported as discontinued operations. See “Discontinued Operations” below. During 2002, the Company reported three operating segments, Biotechnology and Molecular Biology Products, Therapeutic Products and Diagnostic Products. All amounts in this Annual Report reflect the restatement of the prior year segments so that they are consistent with the current year presentation.

      We conduct the operations of our Research Products segment through Chemicon, which was acquired in April 2003. Chemicon provides a broad range of specialty reagents, kits, antibodies and molecular biology tools to biotechnology, pharmaceutical and academic research customers working in the areas of neuroscience, infectious disease, drug discovery, cancer research, stem cell research and proteomics. Chemicon is also a leading supplier of monoclonal antibodies, conjugates, antibody blends and molecular biology-based detection kits for use in diagnostic laboratories. Chemicon, headquartered in Temecula, California, has manufacturing and distribution operations in California, Australia and the United Kingdom (“U.K.”).

      We manufacture our Cell Culture and Diagnostic Products in facilities located in North America and the U.K.. We operate protein fractionation facilities located in Kankakee, Illinois and Toronto, Ontario and have a third facility under construction in Lawrence, Kansas. These facilities provide a variety of highly purified proteins used in diagnostic reagents and cell culture media components for use in the development and manufacturing of biotechnology products. Additionally, these facilities produce a line of highly purified animal proteins known as cell culture media components that are used primarily by biopharmaceutical and biotechnology companies as nutrient additives in cell culture media. The Company’s most significant product within the Cell Culture segment is EX-CYTE®. EX-CYTE® is a concentrated solution of cholesterol, lipoproteins and fatty acids that is used, in combination with other cell culture supplements, to reduce or replace animal serum in cell culture processes. The Company holds one patent on the manufacturing process for EX-CYTE®. Another patent has been granted but not yet issued. Other key products within the Cell Culture segment include proprietary bovine serum albumin (“BSA”), recombinant insulin and other products used principally in mammalian cell culture.

      We manufacture monoclonal antibodies in our Scotland facility. The monoclonal antibodies are used in diagnostic products such as blood typing reagents and in controls for diagnostic tests for certain infectious diseases. We operate a facility in Milford, Massachusetts that includes a central distribution facility as well as operations related to production of substrates used in diagnostic assays. The key products within the Diagnostic segment are monoclonal antibodies used in blood typing reagents and diagnostic antibodies.

      See “Note 15 — SEGMENT AND GEOGRAPHICAL INFORMATION” in Item 8 Financial Statements and Supplementary Data for disclosure of revenue and gross profit by segment and long-lived assets by geographical area for the three most recently completed fiscal years. The Company does not currently segregate assets by segments as a significant portion of the Company’s total assets are shared or non-segmental assets which the Company does not assign to its three operating segments.

Discontinued Operations

      On July 10, 2003, the Company announced its intention to exit the therapeutic plasma business, which consisted of a network of 10 donor centers that specialize in the collection of hyper-immune human blood antibodies and a central testing laboratory. As a result, during the third quarter of fiscal 2003, the therapeutic plasma business was classified as a discontinued operation. On December 19, 2003, the Company signed a definitive agreement to sell the business. On January 15, 2004, effective December 28, 2003, the Company completed the sale of this business. Financial statements for all years presented have been reclassified to report results of discontinued operations separately from results of continuing operations. Disclosures included herein pertain to the Company’s continuing operations unless otherwise noted.

      As part of the therapeutic plasma disposition, the Company sold certain products and related inventory comprised of human-sourced disease state polyclonal antibodies. Sales and gross margin for these products are included in the Diagnostic segment in the accompanying Consolidated Statement of Income. The following table sets forth net sales and gross profit of such products that are included in the accompanying Consolidated Statements of Income prior to the sale (in thousands):

	2003	2002	2001

Net sales	$2,812	$3,888	$5,535
Gross profit	153	2,039	3,742

      See “Note 4 — DISCONTINUED OPERATIONS” in Item 8 Financial Statements and Supplementary Data for further discussion of discontinued operations.

Industry Overview

      The Company operates in the life science industry. It serves three principal types of life-science customers — (i) life science researchers, (ii) companies that use cell culture to produce biopharmaceuticals and other recombinant proteins, and (iii) companies that produce diagnostic products. The following is a description of the industry segments in which Serologicals operates:

     Life Science Research

      Life science researchers require special biochemical research tools capable of performing precise functions in a given experimental procedure. Two of the principal disciplines within the life science research market are cellular biology research and molecular biology research. Cellular biology research involves the study of the genetic functioning and biochemical composition of cells, as well as their proliferation, differentiation, growth and death. The understanding gained from this study has broad application in the field of developmental biology and is important in the study of carcinogenesis, virology, immunology, vaccine design and production and agriculture. To grow the cells required for research, researchers use cell or tissue culture media that simulate under laboratory conditions (“in vitro”) the environment in which cells live naturally (“in vivo”) and that provide nutrients required for their growth.

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

     Cell Culture

      There are essentially two broad categories of molecules that can be used as therapeutic agents. These are small molecule drugs and large molecule drugs. Small molecule therapeutics are chemical compounds that are made through an organic or inorganic process. Chemical or pharmaceutical companies manufacture these therapeutics and their active ingredients in bulk. Large molecule therapeutics are mostly protein-based with amino acids as their building blocks. Large molecules must be grown in living cells, such as bacteria, yeast or mammalian cells (or other living organisms) since they cannot be synthesized chemically. Protein-based therapeutics are usually injected because they cannot be absorbed orally due to their size, composition and sensitivity to the gastrointestinal environment. Another major category of protein therapeutics is monoclonal antibodies. Monoclonal antibodies are antibodies that are highly specific towards a biological target, known to be implicated in the development of disease. There is an increasing trend of monoclonal antibody development for therapeutic use.

      The process for manufacturing large molecule therapeutics requires a number of components, including:

•	Cell Culture: Mammalian or other cell types which have been genetically transformed to produce large amounts of a therapeutic protein. As the cells grow and metabolize, they secrete the therapeutic protein into the medium that is then harvested, purified and further processed.

•	Bioreactors or Fermentation Tanks: Large tanks of varying capacity within which the cell culture and the nutrients are placed and are grown through the maintenance of optimal temperature, pressure and other environmental conditions.

•	Media and Nutrients: Supplements that the cells depend upon for rapid growth enabling the production of the therapeutic protein.

      Cell culture is an important technology that is also used in many other essential biomedical applications such as the production of proteins that serve as key components of clinical diagnostic assays, vaccine production, the development of cell and tissue therapies, screening for toxicity during drug discovery, and numerous research applications involving the study of genes and cell biology.

     Diagnostic Products

      Antibodies are used in the manufacture of products that are used to screen patients for exposure to disease-causing agents, to detect proteins of clinical importance, determine blood type, and many other applications where there is a need to detect a biological target with high specificity. These products are called diagnostic products. Diagnostic products may involve the use of either monoclonal or polyclonal antibodies. Monoclonal antibodies are produced using the cell culture process described above. Polyclonal antibodies are produced by a living organism that is exposed to a specific antigen. Typically, polyclonal antibodies are obtained from human donors who have been exposed to a specific disease and have developed resistance to it. The specificity of antibodies makes them powerful diagnostic tools. Antibodies can be used to locate substances that occur in minute amounts and to measure the substances with great accuracy. Monoclonal antibodies may be used to locate environmental pollutants, detect harmful microorganisms in food, distinguish cancer cells from normal cells and to diagnose infections in human, animals and plants. Monoclonal antibodies are also used to determine blood type. Antibodies are also used to classify the antigens on red cells and to detect regular antibodies and irregular antibodies in blood specimens.

Products and Operations

Overview

      In 2003, the Company derived approximately 29% of its sales from Research Products, approximately 51% of its sales from Cell Culture Products, and approximately 20% of its sales from Diagnostic Products. The following table presents individual products making up greater than 10% of consolidated net sales of the Company during fiscal 2003, 2002 and 2001:

	2003	2002	2001

EX-CYTE®	20%	31%	36%
BSA	11%	16%	15%
Anti-Sera/ Lewis blood typing product	*	*	17%

*	Less than 10% consolidated net sales.

      EX-CYTE® and BSA are products of our Cell Culture segment. Anti-Sera/ Lewis blood typing product is a product of our Diagnostic segment.

      The following sets forth a description of the Company’s products in each of its segments, the processes by which such products are manufactured or obtained and the markets for such products:

Research

      The activities of the Research segment primarily consist of the manufacture and sale of a broad range of specialty reagents, kits, antibodies and molecular biology tools to biotechnology, pharmaceutical and academic research customers working in the areas of neuroscience, infectious disease, drug discovery, cancer research, stem cell research and proteomics. Our products within the Research segment are primarily used as research tools by scientists performing experiments in an effort to uncover the sequence and function of genes and to understand their corresponding proteins and roles in biological pathways. These scientists are involved in academic research at universities and research institutes as well as drug discovery research at pharmaceutical and biotechnology companies. Therefore, market growth is driven by the amount of academic and industrial research conducted throughout the world. Funding for this research in the academic setting is derived primarily from grants awarded by the National Institutes of Health (“NIH”) and, to a lesser extent, other government agencies and private endowments. This segment also produces in vitro diagnostic products, either 510(k) diagnostic kits or as analyte specific reagents for use by certified diagnostic laboratories. These products are primarily antibodies, antibody-based detection kits and molecular biology products. We conduct the operations of our research segment through Chemicon. Chemicon’s products are a blend of in-house developed and manufactured products, licensed products manufactured in-house and products manufactured by third parties. Our antibody products are generally developed and manufactured through in vitro cell culture and animal immunization processes. Molecular biology products are generally developed and manufactured using DNA cloning and recombinant protein expression techniques. Development and manufacturing of products in the Research segment is performed at our facilities in Temecula, California, Southampton, UK and Melbourne Australia. The Company also operates USDA certified, large and small animal facilities in Ramona, California along with a similar operation in Australia for the production of polyclonal antibodies. Of the total number of products, approximately 65% of Chemicon’s revenue is generated by in-house manufactured products. Less than 5% of Chemicon’s revenues are attributable to upfront fees and ongoing royalty revenue.

Cell Culture

      The activities of the Cell Culture segment primarily consist of the manufacture and sale of cell culture media components, including EX-CYTE®, BSA and human recombinant insulin, and other products used principally in mammalian cell culture. Cell culture media and cell culture components are essential to the manufacture of large-molecule therapeutic products. Recent advances in the commercialization of large-molecule therapeutic products have increased demand for cell culture media and cell culture components. The Company’s largest product in 2003 was EX-CYTE®. Sales of EX-CYTE® increased 54% over the past three years as a result of growth of several marketed biopharmaceutical products which use EX-CYTE® in the manufacturing process. Based on current and expected future demand for this product, the Company commenced construction of a second EX-CYTE® manufacturing plant in February 2003. The plant is located in Lawrence, Kansas and is expected to be operational during the second half of 2004. The total estimated cost for the plant is $25.0 million to $27.0 million. Upon completion, the Company expects to triple its EX-CYTE® production capacity, which should enable it to meet anticipated customer demand for at least the next five years. Demand for cell culture media and cell culture components may be diminished in the future by a shortage of manufacturing capacity to make the large-molecule therapeutic products. Another factor that could impede the demand for certain of these cell culture components is concern about some of their components being from animals, specifically bovine in origin. The concern arises from the risk that the agent causing Bovine Spongiform Encephalopathy (“BSE”) might be present in the raw materials used in the production process. See “Competition” and “Government and Industry Regulation” within Item 1 — Business for further discussion of BSE.

      The Company produces its cell culture media components at manufacturing facilities in Kankakee, Illinois and Toronto, Ontario. As noted above, the plant under construction in Lawrence, Kansas, will also manufacture cell culture media components. The plants isolate specific proteins contained primarily in animal sera or plasma through specialized manufacturing processes known as protein fractionation. The Company utilizes core technologies such as organic solvent precipitation, heat shock, molecular and microporous filtration, ion-exchange chromatography and salt precipitation to isolate and purify major plasma protein classes, including albumin, gamma globulin, transferrin, lipoproteins, aprotinin and clotting factors. The resulting blood protein product line is sold worldwide, primarily to biopharmaceutical companies and laboratories for use in cell culture media in the production of genetically engineered proteins and for use in experimentation related to the drug discovery process.

      The primary raw material used in the manufacture of the Company’s cell culture media components is bovine serum and plasma. The Kankakee and Toronto facilities currently purchase serum exclusively from a single abattoir located in Illinois. The Company has a long-term agreement with the supplier pursuant to which the Company is guaranteed certain minimum levels of serum. Additionally, the contract provides the Company with certain rights in the event of a change in control of this supplier. The Company is a worldwide distributor of Novo-Nordisk human recombinant insulin. The Company has a long term agreement with Novo-Nordisk pursuant to which the Company is guaranteed certain minimum levels of insulin.

Diagnostic

      The activities of the Diagnostic segment primarily consist of the manufacture and sale of certain monoclonal and polyclonal antibodies. The antibodies provided by the Diagnostic Products segment are used in diagnostic products, such as blood typing reagents and diagnostic test kits. Blood typing reagents are used by blood banks and hospital transfusion services worldwide to assure compatibility between a recipient and a donor’s blood type. There are many blood types and highly accurate and specific antibodies are required to determine blood type.

      More than 15 billion human blood tests are performed annually worldwide. These blood tests are performed mostly in commercial laboratories, hospitals, urgent care centers or physicians’ offices. Although over 1,000 different tests are performed on blood, fewer than 50 different tests account for approximately 75% of all blood testing. These tests are important because physicians routinely use them to diagnose and monitor the treatment of disease and a significant portion of the top 50 tests prescribed by physicians fall within the clinical chemistry category. The entire global end user market has been estimated at approximately $250.0 million, with the antibody detection segment, which uses red cell derived products, accounting for approximately 40% of the market.

      Historically, blood typing reagents were made primarily from human-sourced, or polyclonal, antibodies. Over the past 15 years, monoclonal antibodies have been developed to provide certain high quality antibodies on a consistent basis. Many monoclonal antibodies are FDA approved for diagnostic purposes. Monoclonal antibodies have largely, but not completely, replaced polyclonal antibodies for use in blood typing. The Company currently stores in excess of 80 cell lines with which the Company provides over 60 different antibodies used in the production of blood typing reagents, which the Company believes provide it with a competitive advantage in this market due to the desire of customers to buy an entire panel of different antibodies for blood typing reagents from one manufacturer.

      The Company produces monoclonal antibodies from more than 60 of these cell lines. The Company’s FDA-licensed monoclonal manufacturing facilities in Scotland produce monoclonal antibodies from cells obtained from independent laboratories. Currently, all monoclonal antibodies manufactured by the Company are used in diagnostic products, such as blood typing reagents and in controls for tests used for diagnosing certain infectious diseases. The Company also produces companion products to its monoclonal blood typing range that are used in blood typing laboratories, including reagent red cells, enzymes and diluents. The Company believes that increased concerns relating to blood safety and increased demand for more diverse diagnostic tests are influencing the diagnostic blood and clinical testing industry.

Research and Development

      The Company believes that a commitment to research and development is an important component of its future growth opportunities and expects to continue to increase its investment in research and development over the next several years. The Company spent $6.2 million, $5.6 million and $1.7 million on research and development activities in 2003, 2002 and 2001, respectively. The Company’s research and development activities are focused on developing new products and applications for the markets it serves, particularly in the Research Products and Cell Culture segments. Within the Research Products segment, the Company’s research and development activities primarily relate to the development of polyclonal and monoclonal antibodies and molecular biology products, including kits using these products and technologies and ancillary products to enhance the utility of our products. During 2003, the Company developed 295 new products within the Research segment as a result of these activities. With respect to Cell Culture segment, the Company is performing studies related to EX-CYTE® which should lead to the development of new products and enable the Company to better target growth opportunities. In addition, research efforts include the study and development of new recombinant supplements. Overall, the development strategy is based on establishing core know-how within the Company as well as using external contract organizations and co-development agreements for carrying out the required activities. On December 28, 2003 we had 29 employees principally engaged in research and development.

Sales and Marketing

      The Company sells the majority of its products through its own direct sales force, although distributors are also used in the marketing and sales of its products. The Company directly markets its products in over 48 countries throughout the world and sells products through independent distributors or agents in approximately 11 additional countries. These independent distributors may also market products of other companies, including some products that are competitive with our products. As of December 28, 2003, the Company employed over 85 people world-wide in its sales, customer service, technical support and marketing organizations.

      Our sales strategy is to employ scientists to work as our technical sales representatives. Most of our technical sales representatives have an extensive background in biology, chemistry or molecular biology. A thorough knowledge of biological techniques and an understanding of the research process allows our sales representatives to become advisors, acting in a consultative role with our customers. Our use of skilled technical sales representatives also enables us to identify market needs and new technologies that we can license and develop into new products.

      During 2003, the Company’s customer base increased to over 3,400 customers. Sales to the Company’s top ten customers accounted for approximately 45%, 54% and 58% of total sales in 2003, 2002 and 2001, respectively. In 2003, 2002 and 2001, the Company’s domestic sales represented approximately 64%, 46% and 52%, respectively, of net sales. The following table presents sales to individual customers that represent more than 10% of consolidated net sales:

	2003	2002	2001

Johnson & Johnson	17%	20%	23%
Eli Lilly & Company	*	*	13%

*	Less than 10%.

      We principally manufacture products for inventory and ship product shortly after the receipt of orders, and anticipate that we will continue to do so in the future. We do not currently have a significant backlog and do not anticipate we will develop a material backlog in the future.

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

      The Company’s operating facilities worldwide are registered to ISO 9000:2000 Quality Standards. The ISO 9000:2000 series of standards is a voluntary quality standard recognized throughout the world. Compliance with this standard is required by many of our customers and in certain global markets. Additionally, for our monoclonal manufacturing facility, compliance with the In Vitro Diagnostic Directive (“IVDD”) will be required for continued participation in the European Union and other global markets. The Company has already begun an extensive project to ensure that this facility is compliant with the IVDD well in advance of the deadline for adherence. While the Company fully expects to achieve compliance, failure to achieve such compliance could have a material adverse effect on the Company. The Company’s Scotland facility and Chemicon division are also registered to ISO 13485, a voluntary quality standard for in-vitro diagnostic products. Additionally, Chemicon is approved to use European Certification, or CE, marking on some of its in-vitro diagnostic products per European Community Directive 98/79/ EC Annex IV, Article 3. This certification and approval is for the design, manufacturing and distribution of in-vitro-diagnostic devices, research and laboratory use products.

Competition

Research Products

      The market for our Research Products is very competitive. There are numerous life science research product suppliers that compete with us, some of which have significant financial, operational, sales and marketing resources, and experience in research and development. These and other companies may have developed or could in the future develop new technologies that compete with our products or even render our products obsolete. We believe that a company’s competitive position in our market is determined by product function, product quality, speed of delivery, technical support, price, breadth of product line and timely product development. We believe our customers are diverse and place varying degrees of importance on the competitive attributes listed above. While it is difficult to rank these attributes for all our customers in aggregate, we believe that through Chemicon, we are well positioned to compete in each category.

Cell Culture Products

      The Company does not believe that it currently faces significant competition for its EX-CYTE® product. The Company believes that it is the only supplier of Cohn-fractionated BSA, which is produced at its Toronto facility. Furthermore, the Company is the world-wide distributor of Novo-Nordisk’s human recombinant insulin for use in cell culture.

Diagnostic Products

      The primary competition for monoclonal antibodies used in blood typing reagents comes from customers that are vertically integrated, and thus provide antibodies for their own use, and smaller, independent manufacturers that offer a more limited range of product than the Company. Some fully integrated manufacturers also offer OEM and bulk services. As the Company does not have a significant presence in the end market and is thus seen as not being in direct competition with its customers, the Company believes that it is generally favored over fully integrated manufacturers that offer OEM and bulk antibodies. Additionally, the Company believes that its broad range of proprietary antibodies and state of the art facilities provide it a competitive advantage with respect to these competitors.

Government and Industry Regulation

      Many of the Company’s activities are subject to regulation by governmental authorities in the United States and internationally. These regulatory authorities govern the collection, testing, manufacturing, safety, efficacy, labeling, storage, record keeping, transportation, approval, advertising and promotion of the Company’s products, as well as the training of its employees. The Company manufactures and distributes a significant number of products that are not subject to FDA regulation; however, some of these products are subject to import and export regulations specific to the country of import. The Company believes it is in substantial compliance with all relevant laws and regulations.

      The facilities used by the Company in the Cell Culture and Diagnostic Products segments are subject to extensive FDA regulation, primarily through the requirements of the Public Health Service Act and the Food, Drug and Cosmetic Act. New facilities, products and operating procedures at such locations must undergo FDA approval processes. These facilities are also subject to periodic inspection by the FDA to ensure their compliance with applicable laws and regulations. Significant changes to existing facilities, products or operating procedures must also undergo FDA review prior to implementation. The Company’s monoclonal antibody manufacturing facility in the U.K. and Chemicon’s facility in Temecula, California are required to adhere to the FDA’s Quality System Regulations (“QSR”), which were formerly known as Good Manufacturing Practices or cGMP. Such facilities are periodically inspected by the FDA. Chemicon’s animal husbandry operations are also licensed by the United States Department of Agriculture (“USDA”) and are periodically inspected by the USDA.

      In the United Kingdom, the Company is subject to the U.K. Health and Safety at Work Act, which regulates the safety precautions required of manufacturers in the United Kingdom, and to various other regulations covering the use of genetically engineered organisms in laboratory and manufacturing processes. In certain countries, the Company’s customers are subject to regulatory requirements that require additional inspection and approval of the Company’s facilities prior to the shipment of products to such countries. Changes in existing federal, state or foreign laws or regulations, or the Company’s inability to comply with such laws and regulations, could have an adverse effect on the Company’s business and financial condition.

      The Company produces certain bovine-derived products at its protein fractionation facilities in Kankakee, Illinois and Toronto, Ontario. The cattle industry, which supplies the Company with raw materials for its bovine-derived products, is regulated by the USDA to prevent the spread of BSE. The regulations restrict the use of feed containing ruminant meat and bone protein, require spot-testing of cattle and require testing of cattle manifesting symptoms of BSE affliction. Cows afflicted with BSE were recently discovered in Canada and the northwestern United States. The discovery of BSE afflicted cattle in North America resulted in disruptions in our production and sale of some of our Cell Culture Products. For example, we were forced to delay shipments of inventory to a number of international customers due to foreign government regulations. We were also unable to import raw material sourced in the United States into Canada and vice versa for a period of time following the discovery of BSE in each country. The Company takes steps to assure the continued availability and highest possible safety of its bovine-derived products. The regulatory agencies may impose additional regulations on the cattle industry or the Company in response to the discovery of BSE afflicted cattle in North America. The Company works closely with the USDA, the Canadian Food Inspection Agency and the FDA to assure compliance with any new regulations that are imposed.

      Certain of the products produced at the Company’s protein fractionation facilities in Kankakee and Toronto are considered “medical devices” under the Food, Drug and Cosmetic Act and, accordingly, are subject to its general control provisions that include requirements for registration, listing of devices, QSR, labeling and prohibitions against misbranding and adulteration. These products, which represent an insignificant amount of the Company’s sales, nonetheless subject the Company to FDA inspection and scrutiny. Furthermore, the FDA has indicated in certain guidance documents and in public meetings that it intends to more closely regulate cell culture media products, such as the Company’s EX-CYTE® product, that are used in the manufacture of injectable products. While there has been no indication as to how these products will be classified and therefore with which standards they will need to comply, the FDA has indicated that, at a minimum, manufacturers of cell culture media should adhere to QSR standards. The Company currently produces EX-CYTE® in a dedicated facility that was constructed to QSR standards. The imposition of additional regulatory requirements for our protein fractionation facilities could adversely affect our business and financial condition.

      The Company is also subject to government regulation under the Environmental Protection Act, the Clean Air Act, the Clean Water Act, the National Environmental Policy Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Medical Waste Tracking Act, and other federal, state or local restrictions. The Company is also subject to workplace safety regulations under the Occupational Safety and Health Act (OSHA).

Technology Licensing, Patents, Proprietary Rights and Trademarks

      Part of the Company’s success in its markets is dependent on its development of proprietary products made using proprietary technology. Therefore, the Company considers the protection of its proprietary technologies, trademarks and trade secrets, which are used to make, identify and maintain the quality of its products, to be important to the success of the Company. The Company relies on a combination of patents, trade secrets, licenses and trademarks to protect and differentiate its products from its competitors. The Company owns or has rights through licenses to many technologies used to manufacture and sell its products that have limited life spans due to patent or license term expiration. When patents expire or licenses are not renewed, the Company may lose its proprietary advantage over its competitors. The Company derives over 50% of its revenue from products that are licensed, patented or proprietary in nature.

      The Company attempts to protect its trade secrets by entering into written confidentiality agreements with its employees, potential collaborators and third parties. Such written agreements may be breached by such contracting parties and, if this occurs, a sufficient remedy of such breach may not be available. If the Company’s trade secrets become known to third parties, the Company may lose its competitive advantage in its marketplace.

      The Company currently owns approximately 21 U.S. patents, including one patent on the Company’s EX-CYTE® product. The Company’s EX-CYTE® patent expires in 2005 in the United States, Europe and Japan. In early January 2004, the U.S. Patent Office informed the Company of its decision to grant another patent on our proprietary purification process used in the manufacture of EX-CYTE®. This process inactivates infectious prions in EX-CYTE®, which are defective proteins that are believed to be the cause of BSE. We believe that the patent will provide a competitive advantage to EX-CYTE® that will mitigate to some extent the risk associated with the expiration of the patent on the manufacturing process.

      The Company will seek patent protection for its inventions when appropriate. The Company has no assurance that patents will be granted pursuant to any of its pending patent applications. Furthermore, the Company has no assurance that the scope of its issued patents will be sufficiently broad to offer meaningful protection from its competitors. Accordingly, in such instance, its competitors or other third parties can make and sell products thought to be covered by the Company’s patents or patents pending. Further, issued patents that are owned by the Company or exclusively licensed may be challenged, invalidated or rendered inapplicable so that such patent rights would not bar our competitors from selling competing products.

      A large percentage of the Company’s Research segment’s products are sold pursuant to licenses that have varying terms and conditions. The Company may not be able to renew certain licenses on favorable terms or if at all due to expiration of the license term, failure in selling certain minimum quantities of products, or changes in the licensor’s licensing strategy. If the Company loses its licensed rights, this may result in loss of necessary rights and the necessity to cease sales of certain products. Any resultant loss of licensed rights could allow the Company’s competitors to license such rights that would likely erode or eliminate the Company’s market share for such products and could adversely affect the Company’s results of operations and financial condition.

      In order to produce new products, the Company frequently relies upon licenses from the worldwide scientific community rather than depending on its own employees for new products. Therefore, the Company’s ability to obtain a license to allow introduction of new products is very important to allow it to offer new, innovative and technologically superior products. A portion of the Research Products segment’s revenue is derived from products sold pursuant to licenses from third parties.

      The Company’s ability to gain access to new products and new technologies required to perform services and manufacture new products is partly dependent on its ability to convince inventors, and the institutions that support them, that the Company will be successful in the commercialization of their inventions. The Company has no assurance that it will be able to continue to negotiate access for such new products or technologies on acceptable terms or if at all.

Third Party Reimbursement

      In both domestic and foreign markets, sales by the Company’s customers may depend in part on the availability of reimbursement from third-party payors such as NIH, government health administration authorities, private health insurers and other similar organizations. Third-party payors are continually challenging the price and cost-effectiveness of medical products and services. There can be no assurance that pricing pressures which may be experienced by the Company’s customers will not adversely affect the Company because of a determination that these products are not cost effective or because of inadequate third-party reimbursement levels to such customers.

Employees

      As of February 20, 2004, the Company employed 677 persons, 445 in the United States, 58 in Canada, 24 in Australia and 150 in Europe. Of the Company’s employees, 33 who are employed at the Company’s manufacturing site in Illinois and 30 who are employed at the Company’s manufacturing site in Toronto are members of a collective bargaining unit. The Company believes that its relationship with its employees is generally satisfactory.

Product Liability and Insurance

      The sourcing, processing, manufacturing and sale of the Company’s products involve a risk of product and professional liability claims. The Company believes it has obtained sufficient levels of product and professional liability insurance to insure the risk of catastrophic claims. Currently the Company carries a $1.0 million deductible for its liability coverage. There can be no assurance that the coverage limits of the Company’s insurance policies and/or any rights of indemnification and contribution that the Company may have will offset potential claims. A successful claim against the Company in excess of insurance coverage and not subject to indemnification could have a material adverse effect on the Company. The Company is not aware of any such pending claims.

Available Information

      The Company makes available free of charge through its website, www.serologicals.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably possible after the Company files such material with, or furnishes it to, the Securities and Exchange Commission.

Cautionary Statements

      You should consider the following factors, together with other matters described in this Form 10-K or incorporated herein by reference, in evaluating the Company and its prospects. Any of the following risks, as well as other risks and uncertainties, could seriously harm our business and financial results. In such case, the trading price of our securities could decline. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.

We may be unable to implement our growth strategy.

      Our strategy is to increase our sales and profitability by increasing our rate of growth. We have historically achieved, and intend to continue to achieve, our growth primarily through the acquisition or internal development of new product lines, the expansion of our customer base and the addition of new businesses. Our ability to implement our growth strategy will depend upon a variety of factors, including:

•	our ability to develop new products internally;

•	our ability to make profitable acquisitions;

•	integration of acquired companies and facilities into existing operations;

•	hiring, training and retention of qualified personnel;

•	establishment of new relationships or expansion of existing relationships with customers and suppliers; and

•	availability of capital.

Failure to manage our growth and expansion could impair our business.

      The implementation of our growth strategy may place additional demands on our administrative, operational and financial resources and increase the demands on our financial systems and controls. Our ability to manage our growth successfully may require us to continue to improve and expand these resources, systems and controls. If our management is unable to manage growth effectively, our operating results could be adversely affected. Moreover, there can be no assurance that we will continue to expand successfully or that growth or expansion will result in continued profitability.

Our ability to raise the capital necessary to expand our business is uncertain.

      In the future, in order to expand our business through internal development or acquisitions, we may need to raise substantial additional funds. However, this additional funding may not be available or, if available, it may not be available on economically favorable terms. In addition, any additional funding may require the issuance of equity securities which could result in dilution to existing stockholders. If adequate capital is not available, we may not be able to grow as quickly as we have planned. Furthermore, we expect that future acquisitions will increase our working capital requirements. We intend to fund these increased working capital requirements from our cash flow from operations and borrowings under our revolving credit facility.

We cannot guarantee that our future acquisitions will be successful.

      Our growth strategy includes growth by acquisitions. We compete for acquisition opportunities with companies that have significantly greater financial resources than we have. There can be no assurance that suitable acquisition opportunities will be identified, that any of these transactions can be consummated, or that, if acquired, these new businesses can be integrated successfully and profitably into our operations.

Competition in the life science research industry and/or a reduction in demand for our products could reduce sales.

      The markets for many of our products, particularly our research products, are very competitive and price sensitive. Other life science research product suppliers have significant financial, operational, sales and marketing resources, and significant experience in research and development. These and other companies may have developed or could in the future develop new technologies that compete with our products or even render our products obsolete. If a competitor develops superior technology or cost-effective alternatives to our products, our business, operating results and financial condition could be negatively impacted. In addition, demand for our products may weaken due to reduction in research and development budgets, loss of distributors and other factors identified in this annual report, which could have an adverse effect on our financial condition.

      We believe that customers in our markets display a significant amount of loyalty to their initial supplier of a particular product. Therefore, it may be difficult to generate sales to potential customers who have purchased products from competitors. To the extent we are unable to be the first to develop and supply new products, our competitive position may suffer.

Failure to obtain products and components from third-party manufacturers could affect our ability to manufacture and deliver our products.

      Our business relies on the continued availability of raw materials, including biological materials, from third-party manufacturers. The availability and price of these materials may be affected by scares or outbreaks of disease or similar health concerns or perceptions about the materials’ safety, governmental regulation and trade restrictions. If we are unable to obtain these materials, or are unable to obtain the materials at an affordable price, our business, results of operations and financial condition could be adversely affected. Cows afflicted with BSE were recently discovered in Canada and the northwestern United States. These animals were the first known cases of BSE in North America. The discovery of BSE in North America caused disruptions in our production and sales of some of our Cell Culture Products. As a result of both discoveries, we were forced to delay shipments of inventory to a number of international customers due to foreign government regulations. We were also unable to import raw material sourced in the United States into Canada and vice versa for a period of time following the discovery of BSE in each country. Similar scares or actual outbreaks of disease could have a material adverse effect on our business, results of operations and financial condition.

      In addition, we currently have a single source of supply of certain raw materials and components for certain products. Manufacturing problems, including risks related to the operation of manufacturing facilities such as natural disasters, may occur with these and other outside sources. If such problems occur, we cannot assure you that we will be able to manufacture our products profitably or on time.

Our EX-CYTE® product sales are driven by market demand for therapeutic drugs.

      The majority of our sales of this product are to companies with approved, marketed drugs, or with drugs in advanced phases of clinical trials. Reduced demand or acceptance, or delays or denial of approval of the underlying pharmaceutical product could adversely impact the demand for EX-CYTE® and adversely affect our results of operations.

Failure to attract and retain qualified scientific or production personnel, or loss of key management or key personnel, could hurt our business.

      Recruiting and retaining qualified scientific and production personnel to perform research and development work and product manufacturing are critical to our success. Because the industry in which we compete is highly technical and very competitive, we face challenges attracting and retaining this qualified personnel base. Although we believe we have been and will be able to attract and retain these personnel, there can be no assurance that we will be able to continue to attract qualified personnel.

      Our success also will continue to depend to a significant extent on the members of our management team. We may not be able to retain the services of our executive and key personnel or to attract additional qualified members to management in the future. The loss of any of our key management or employees could have a material adverse effect upon our business.

Violation of government regulations or voluntary quality programs could result in loss of sales and customers and additional expense to attain compliance.

      The facilities we use in our Cell Culture and Diagnostic Products segments are subject to extensive regulation by the FDA, primarily through the requirements of the Public Health Service Act and the Food, Drug and Cosmetic Act. New facilities, products and operating procedures at such locations must undergo FDA approval processes. These facilities are also subject to periodic inspection by the FDA to ensure their compliance with applicable laws and regulations. Failure to comply with these laws and regulations can lead to sanctions by the FDA, such as written observations of deficiencies made following inspections, warning letters, product recalls, fines, product seizures and consent decrees, which would be made available to the public. Such actions and publicity could affect our ability to sell our products.

      We are also indirectly held accountable for complying with some of the regulations to which our customers are subject, even though we are not the regulated entity. For example, some of our customers use our products in the manufacturing process for their drug and medical device products. Such products are regulated by the FDA under the FDA’s Quality System Regulations, or QSR. Although the customer is ultimately responsible for QSR compliance for their products, the customers expect that the materials we sell to them will meet QSR requirements. We could lose sales and customers, and incur products liability claims, if our products do not meet QSR requirements, to the extent applicable. We are also subject to USDA regulations and various foreign regulations for the sourcing, manufacturing and distribution of animal based proteins. Our failure to comply with these requirements could negatively impact our business and potentially cause the loss of customers and sales revenue.

      ISO 9000:2000 quality standards are an internationally recognized set of voluntary quality standards that require compliance with a variety of quality requirements somewhat similar to the QSR requirements. The operations of our Cell Culture segment manufacturing facilities, as well as our manufacturing facility in Scotland and our research products facilities in California, Australia and the United Kingdom, are registered under the ISO standards. Failure to comply with this voluntary standard can lead to observations of non-compliance or even suspension of ISO certification by the certifying unit. Loss of ISO certification could cause some customers to purchase products from other suppliers.

      If we violate government regulations, including government mandated or voluntary quality programs, we may incur additional expense to comply with the regulations and standards. That expense may be material. Our financial results could suffer materially as a result of these increased expenses.

Our research and development efforts for new products may be unsuccessful.

      We incur research and development expenses to develop new products and technologies. There can be no assurance that any of these products or technologies will be successfully developed or that, if developed, will be commercially successful. If we are unable to develop commercialized products from our research and development efforts or we are unable or unwilling to allocate amounts beyond our currently anticipated research and development investment, we could lose our entire investment in these new products and technologies.

If we cannot enter into new licensing arrangements, our ability to develop a diverse product portfolio could be limited.

      A component of our business strategy is to license products developed by other biotechnology companies or academic research laboratories. These products may be protected by patents held by others. We attempt to market such products to our customers. Often, we attempt to develop new products or to improve the licensed products using our technologies. If we are not able to identify licensing opportunities or to enter into licensing arrangements on acceptable terms, we may be unable to develop a diverse portfolio of products.

      Because a patent is only a right to exclude and does not give the holder, or its licensee, the right to practice the patented technology, even in cases in which we license patented technology from a licensor, we may be prevented from practicing that technology if it infringes a patent of a third party. Moreover, if found by a court to infringe the patent of the third party, we may be liable for compensatory damages, treble damages and attorney’s fees and subject to a royalty obligation or enjoined from practicing the technology altogether, notwithstanding the license from the licensor. Although we attempt to obtain indemnification from our licensors, we do not always receive indemnification against third party claims of patent infringement.

If we fail to introduce new products, or our new products are not accepted by potential customers, we may lose market share.

      Our Research Products business is highly dependent on frequent new product introductions. Our future success will depend in part on continuous, timely development and introduction of new products that address evolving market requirements. To the extent we fail to introduce new and innovative products, we may lose market share to our competitors, which could be difficult to regain. Any inability to develop and introduce new products successfully could reduce our growth rate or damage our business.

Inability to protect our technologies could affect our ability to compete.

      The majority of our current products are not protected by patents that we own. We rely on know-how or trade secrets to protect these products. Our products that are not patented may be susceptible to reverse engineering or parallel development efforts and sales by our competitors. We attempt to protect our trade secrets by entering into confidentiality agreements with third parties, our employees and consultants. However, these agreements can be breached and, if they are, there may not be an adequate remedy available to us. If our trade secrets become known we may lose our competitive position. To prevent competitors from using technologies and trademarks in which we hold intellectual property rights, it may be necessary for us to litigate against those competitors. Any litigation could result in substantial expense, may distract our management, and may not adequately protect the proprietary technologies and trademarks. Furthermore, litigation may result in a finding of invalidity and unenforceability of our intellectual property rights. In any case in which we are unable to protect our proprietary technologies and trademarks, we may be subject to increased competition, resulting in lost sales and reduced profits, and even discontinuance of or non-entry into a product line. Our patents have a limited term. The patent on the manufacturing process for EX-CYTE® will expire in 2005 in the United States, Europe and Japan.

Reduction or delays in research and development budgets and in government funding may negatively impact sales in our Research Products segments.

      Our customers include researchers at pharmaceutical and biotechnology companies, academic institutions and government and private laboratories. A significant portion of the sales of our Research Products business is to researchers, universities, government laboratories and private foundations whose funding is dependent upon grants from government agencies such as the NIH and similar domestic and international agencies. Fluctuations in the research and development budgets of these researchers and their organizations could affect the demand for our Research Products. Research and development budgets fluctuate due to numerous factors that are outside our control and are difficult to predict, including changes in available resources, spending priorities and institutional budgetary policies.

We rely on international sales, which are subject to additional risks.

      International sales accounted for approximately 36% of our revenues in fiscal 2003, 54% of our revenues in fiscal 2002, and 48% of our revenues in fiscal 2001. International sales can be subject to many inherent risks that are difficult or impossible for us to predict or control, including:

•	unexpected changes in regulatory requirements and tariffs;

•	difficulties and costs associated with staffing and managing foreign operations, including foreign distributor relationships;

•	longer accounts receivable collection cycles in certain foreign countries;

•	adverse economic or political changes;

•	unexpected changes in regulatory requirements;

•	more limited protection for intellectual property in some countries;

•	changes in our international distribution network and direct sales force;

•	changes in currency exchange rates;

•	potential trade restrictions, exchange controls and import and export licensing requirements; and

•	potentially adverse tax consequences of overlapping tax structure.

      Each of these risks might impact our cash flow or impair our ability to borrow funds, which ultimately could affect our business, financial condition or operating results.

      We intend to continue to generate revenues from sales outside North America in the future. Future distribution of our products outside North America also may be subject to greater governmental regulation. These regulations, which include requirements for approvals or clearance to market, additional time required for regulatory review and sanctions imposed for violations, as well as the other risks described above, vary by country. We may not be able to obtain regulatory approvals in the countries in which we currently sell our products or in countries in which we may sell our products in the future. In addition, we may be required to incur costs in obtaining necessary regulatory approvals. Failure to obtain necessary regulatory approvals or any other failure to comply with regulatory requirements could impact our results of operation.

Litigation may harm our business or otherwise distract our management.

      Substantial, complex or extended litigation could cause us to incur large expenditures and distract our management. For example, lawsuits by employees, stockholders, collaborators, distributors, competitors, customers, or end-users of our products or services, including liability claims and patent infringement based on our products and services, could be very costly and substantially disrupt our business. Disputes from time to time with such companies or individuals are not uncommon, and we cannot assure you that we will always be able to resolve such disputes out of court or on terms favorable to us.

      If we are sued for patent infringement, and a court agrees that we are infringing a third party patent, we may be forced to remove a product from the market or enter into a license agreement, which may not be available on reasonable terms, if at all. Further, in such a circumstance, we could be exposed to significant attorneys’ fees and costs.

Our operating results may fluctuate in future periods.

      The results of operations for any quarter are not necessarily indicative of results to be expected in future periods. Our operating results have in the past been, and will continue to be, subject to quarterly fluctuations as a result of a number of factors. These factors include:

•	the integration of people, operations and products from acquired businesses and technologies;

•	our ability to introduce new products successfully;

•	market acceptance of existing or new products and prices;

•	competitive product introductions;

•	changes in customer research budgets which are influenced by the timing of their research and commercialization efforts and their receipt of government grants;

•	our ability to manufacture our products efficiently;

•	our ability to control or adjust research and development, marketing, sales and general and administrative expenses in response to changes in revenues; and

•	the timing of orders from distributors and mix of sales among distributors and our direct sales force.

We are subject to environmental laws and regulations and could incur costs for environmental remediation at one of our facilities.

      We are subject to environmental laws and regulations governing the use of materials and chemicals used in our business. Although we believe that our safety procedures for handling and disposing of such materials comply with standards prescribed by state and federal agencies, we cannot assure you that we will be able to continue to comply with all applicable standards or that violations will not occur. In addition, we cannot assure you that more restrictive laws, rules and regulations or enforcement policies will not be adopted in the future which could make compliance more expensive or otherwise adversely affect our business or prospects. We are currently evaluating the need to remediate the Kankakee, Illinois manufacturing facility that we purchased in 1998. Until we complete this evaluation, we cannot predict the costs, if any, that would be associated with any necessary remediation. Although we believe we will be indemnified, to some extent, for the costs associated with this remediation according to the purchase agreement we entered into with the former owner, we cannot assure you that this will be the case.

The market price of our stock could be volatile.

      The market price of our common stock has been subject to volatility and, in the future, the market price of our common stock and debentures may fluctuate substantially due to a variety of factors, including:

•	quarterly fluctuations in our operating income and earnings per share results;

•	new product introductions by us or our competitors;

•	economic conditions;

•	disputes concerning patents or proprietary rights;

•	changes in earnings estimates and market growth rate projections by market research analysts;

•	sales of common stock by us or by existing holders, or the perception that such sales may occur;

•	loss of key personnel; and

•	securities class actions or other litigation.

      The market price for our common stock may also be affected by our ability to meet analysts’ expectations. Any failure to meet such expectations, even slightly, could have an adverse effect on the market price of our common stock. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. If similar litigation were instituted against us, it could result in substantial costs and a diversion of our management’s attention and resources, which could have an adverse effect on our business, results of operations and financial condition.

Absence of dividends could reduce our attractiveness to investors.

      Some investors favor companies that pay dividends, particularly in market downturns. We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for funding growth and, therefore, we do not currently anticipate paying cash dividends on our common stock. Furthermore, we are prohibited by the terms of our existing credit facility from paying dividends on our common stock.

Item 2.	Properties

      The Company’s principal executive office is located in approximately 50,000 square feet of office space in Norcross, Georgia. The Company leases this space under an agreement that expires in 2011. The Company’s 40,000 square foot monoclonal antibody manufacturing facility is located in Livington, Scotland. This facility is leased with a term expiring in 2021, with the exception of one 20,000 square foot manufacturing building that is owned by the Company. The Company operates its protein fractionation business in a 61,000 square foot facility in Kankakee, Illinois, a 40,000 square foot facility in Toronto, Ontario and is currently constructing a 36,000 square foot facility in Lawrence, Kansas. The facilities used in the protein fractionation business are owned by the Company. The Company leases two buildings in Milford, Massachusetts, totaling approximately 36,000 square feet, which are used for a distribution and manufacturing facility. The Company leases this space under an agreement that expires in 2008. The Company operates its Research segment through an 85,000 square foot facility in Temecula, California; 120,000 square foot facilities in Ramona, California; a 26,000 square foot facility in Australia; and an 18,000 square foot facility in the United Kingdom. All facilities used in the Research segment are leased with terms expiring between 2004 and 2018, except for those in Ramona, California, which are owned by the Company.

Item 3.	Legal Proceedings

      The Company is involved in certain litigation arising in the ordinary course of business. In management’s opinion, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year ended December 28, 2003.

PART II.

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

      The Company’s common stock trades on the Nasdaq Stock Market under the symbol “SERO.”

      On March 4, 2004, the closing price of the common stock was $18.88 per share. As of March 4, 2004, there were 85 holders of record. The Company believes there are substantially more beneficial holders of the Company’s common stock.

      The Company has not paid any cash dividends on its common stock to date. The payment of cash dividends, if any, in the future is within the discretion of the Board of Directors and will depend on the Company’s earnings, its capital requirements and financial condition. In addition, the Company’s revolving credit agreement contains limitations on the Company’s ability to pay cash dividends.

      The following table sets forth the high and low sale prices for the Company’s common stock for the periods indicated as reported by Nasdaq.

	High	Low

2003 Quarter Ended:
March 30	$11.01	$7.68
June 29	13.85	7.69
September 28	16.70	11.61
December 28	18.50	12.72
2002 Quarter Ended:
March 31	$22.00	$13.71
June 30	21.80	15.08
September 29	20.20	11.00
December 29	13.90	7.32

Item 6.	Selected Financial Data

      The following selected financial data as of and for the years ended December 28, 2003, December 29, 2002, December 30, 2001, December 31, 2000 and December 26, 1999 have been derived from the audited Consolidated Financial Statements of the Company. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company and notes thereto included elsewhere in this Annual Report on Form 10-K. All amounts in the following table are in thousands, except per share data.

	2003	2002	2001	2000	1999

STATEMENT OF OPERATIONS DATA:
Net sales	$146,915	$99,289	$53,564	$45,345	$38,643
Cost of sales	65,675	47,076	22,878	19,900	19,056

GROSS PROFIT	81,240	52,213	30,686	25,445	19,587
Selling, general and administrative expenses	43,668	33,811	18,601	15,833	12,075
Research and development	6,214	5,628	1,665	710	701
Amortization of intangibles	2,175	895	1,013	935	1,223
Special charges	2,778	1,909	872	259	2,276

OPERATING INCOME	26,405	9,970	8,535	7,708	3,312
Other expense (income), net	180	31	72	28	(150)
Write-off of deferred financing costs	4,492	—	—	—	—
Interest expense	4,384	239	512	1,651	653
Interest income	(255)	(637)	(1,651)	(418)	(110)

INCOME FROM CONTINUING OPERATIONS	17,604	10,337	9,602	6,447	2,919
Provision for income taxes	5,537	3,617	3,380	2,255	1,022

NET INCOME FROM CONTINUING OPERATIONS	12,067	6,720	6,222	4,192	1,897
Income (loss) from discontinued operations	(10,561)	7,229	10,870	8,725	(17,359)

NET INCOME (LOSS)	$1,506	$13,949	$17,092	$12,917	$(15,462)

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.49	$0.28	$0.26	$0.19	$0.08
Discontinued operations	(0.43)	0.29	0.46	0.38	(0.73)

Net income (loss)	$0.06	$0.57	$0.72	$0.57	$(0.65)

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.48	$0.27	$0.26	$0.18	$0.07
Discontinued operations	(0.42)	0.29	0.44	0.38	(0.70)

Net income (loss)	$0.06	$0.56	$0.70	$0.56	$(0.63)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	24,549	24,357	23,749	22,815	23,617

Diluted	24,960	24,837	24,439	23,283	24,638

BALANCE SHEET DATA:
Working capital	$104,760	$65,468	$55,156	$56,790	$50,172
Total assets	358,178	191,165	175,338	131,495	156,898
Long-term debt, less current maturities	130,916	39	1,451	—	30,000
Stockholders’ equity	178,972	170,370	152,475	118,707	103,224

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Serologicals, with facilities in North America, Europe, and Australia, is a global provider of biological products and enabling technologies to life science companies. Our products are essential for the research, development and manufacturing of biologically based life science products. Our products and technologies are used in a wide variety of applications within the areas of oncology, hematology, immunology, cardiology and infectious diseases, as well as in the study of molecular biology. Our customers include many of the leading life science companies throughout the world.

      Our business is organized into three operating segments: Research Products, Cell Culture Products and Diagnostic Products. These segments are based primarily on the differing production, manufacturing and other value-added processes that we perform with respect to the products and to a lesser extent, the differing nature of the ultimate end use of our products. Prior to our decision to exit the therapeutic plasma business, the Company reported a fourth operating segment, Therapeutics Products, for the first two quarters of fiscal 2003. The therapeutics products business is now classified as “discontinued operations” under the applicable accounting rules, and the results of operations of this former segment are no longer reported as a separate segment but are reported as discontinued operations. See “Discontinued Operations” below. During 2002, the Company reported three operating segments, Biotechnology and Molecular Biology Products, Therapeutic Products and Diagnostic Products. All amounts in this Annual Report reflect the restatement of the prior year segments so that they are consistent with the current year presentation.

      We conduct the operations of our Research Products segment through Chemicon, which we acquired in April 2003. Chemicon provides a broad range of specialty reagents, kits, antibodies and molecular biology tools to biotechnology, pharmaceutical and academic research customers working in the areas of neuroscience, infectious disease, drug discovery, cancer research, stem cell research and proteomics. Chemicon is also a leading supplier of monoclonal antibodies, conjugates, antibody blends and molecular biology-based detection kits for use in diagnostic laboratories. Chemicon, headquartered in Temecula, California, has manufacturing and distribution operations in California, Australia and the U.K.

      We manufacture our Cell Culture and Diagnostic Products in facilities located in North America and the U.K. We operate protein fractionation facilities located in Kankakee, Illinois and Toronto, Ontario and have a third facility under construction in Lawrence, Kansas. These facilities provide a variety of highly purified proteins used in diagnostic reagents and cell culture media components for use in the development and manufacturing of biotechnology products. Additionally, these facilities produce a line of highly purified animal proteins known as cell culture media components that are used primarily by biopharmaceutical and biotechnology companies as nutrient additives in cell culture media. The Company’s most significant product within the Cell Culture segment is EX-CYTE®. The Company holds one patent on the manufacturing process for EX-CYTE®. Another patent has been granted but not yet issued. Other key products within the Cell Culture segment include proprietary BSA, recombinant insulin and other products used principally in mammalian cell culture.

      We manufacture monoclonal antibodies in our Scotland facility. The monoclonal antibodies are used in diagnostic products such as blood typing reagents and in controls for diagnostic tests for certain infectious diseases. We operate a facility in Milford, Massachusetts that includes a central distribution facility as well as operations related to production of substrates used in diagnostic assays. The key products within the Diagnostic segment are monoclonal antibodies used in blood typing reagents and diagnostic antibodies.

      See “Note 15 — SEGMENT AND GEOGRAPHICAL INFORMATION” in Item 8 Financial Statements and Supplementary Data for disclosure of revenue and gross profit by segment for the three most recently completed fiscal years.

Discontinued Operations

      On July 10, 2003, the Company announced its intention to exit the therapeutic plasma business, which consisted of a network of 10 donor centers that specialize in the collection of hyper-immune human blood antibodies and a central testing laboratory. As a result, during the third quarter of fiscal 2003, the therapeutic plasma business was classified as a discontinued operation. On December 19, 2003, the Company signed a definitive agreement to sell the business. On January 15, 2004, effective December 28, 2003, the Company completed the sale of this business. Financial statements for all years presented have been reclassified to report results of discontinued operations separately from results of continuing operations. Disclosures included herein pertain to the Company’s continuing operations unless otherwise noted.

      As part of the therapeutic plasma disposition, the Company sold certain products and related inventory comprised of human-sourced disease state polyclonal antibodies. Sales and gross margin for these products are included in the Diagnostic segment in the accompanying Consolidated Statement of Income. The following table sets forth net sales and gross profit of such products that are included in the accompanying Consolidated Statements of Income prior to the sale (in thousands):

	2003	2002	2001

Net sales	$2,812	$3,888	$5,535
Gross profit	153	2,039	3,742

      See “Note 4 — DISCONTINUED OPERATIONS” in Item 8 Financial Statements and Supplementary Data for further discussion of discontinued operations.

Critical Accounting Policies

      The consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States of America, which require management to make estimates that affect the amount of revenues, expenses, assets and liabilities reported. The following are five critical accounting policies that are both very important to the portrayal of the Company’s financial condition and results of operations and required management’s most difficult, subjective, or complex judgments. The accounting for these matters was based on current facts and circumstances which, in management’s judgment, hold potential for change which could affect management’s future estimates. Therefore, future financial results could differ materially from current financial results based on management’s current estimates. The Company uses a combination of historical results, anticipated future events and detailed assessment of relevant facts and circumstances to estimate and make assumptions relating to its critical accounting policies. Actual results could differ from these estimates.

     Accounts receivable

      The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of current credit information. The Company monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. The allowance for bad debts was $1.2 million and $1.0 million at December 28, 2003 and December 29, 2002, respectively. Write-off of bad debts was $0.7 million and $0.4 million in 2003 and 2002, respectively. There were no write-offs in 2001. The allowance for bad debts may prove to be inaccurate, in which case the Company may have over or under stated its accounts receivable, net and selling, general and administrative expense, accordingly.

     Inventory

      Inventories are carried at the lower of cost or market. Cost includes materials, labor and overhead. Market, with respect to all inventories, is replacement cost or net realizable value. Management frequently reviews inventory to determine the necessity of adjustments for excess, obsolete or unsaleable inventory. These reviews require management to assess customer and market demand. Management uses several different approaches to evaluate the net realizable value of inventory, including the age of inventory, excess supply based on anticipated demand, specific identification and lower of cost or market. Due to the varying analysis performed using different assumptions and criteria to determine the carrying value of inventory, it is not practicable to provide a sensitivity analysis. These estimates may prove to be inaccurate, in which case the Company may have over or under stated the adjustment required for excess, obsolete or unsaleable inventory and its cost of goods sold, accordingly.

     Valuation of goodwill and other intangible assets

      The Company periodically evaluates its goodwill and intangibles for potential impairment whenever events or changes occur that indicate the carrying value may no longer be recoverable. Evaluations are based on estimated discounted future cash flows from the use and eventual disposition of the underlying assets. The Company completed its annual impairment review of the Cell Culture and Diagnostic segments as of June 29, 2003. Based on the evaluation, the Company determined that no impairment existed. An impairment review was not performed for the Research segment as the majority of the assets were acquired on April 1, 2003. The estimates used to evaluate the fair value of goodwill and other intangible assets may prove to be inaccurate, in which case the Company may have over stated goodwill and other intangible assets. The most significant assumptions in the impairment analysis are revenue growth and the discount rate. The following table presents the ratio of fair values of Cell Culture and Diagnostic segments as computed in our annual impairment analysis to their carrying values as of June 29, 2003. Amounts less than 1.0 would indicate that an impairment may exist. Additionally, the table includes this ratio as if the discount rate were 100 basis points higher and the growth rate were 10% lower than those used in our analysis:

			100 Basis
	Originally		Points Higher		10% Lower
	Computed		Discount Rate		Sales Growth

Cell Culture	2.62	x	2.47	x	2.15	x
Diagnostic	1.59	x	1.44	x	1.15	x

     Deferred income taxes

      The Company recognizes deferred tax assets and liabilities based on differences between the carrying amount in the financial statements and the tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability. If the Company determines that the recoverability of its deferred tax assets is more likely than not, a valuation allowance is not recorded against these assets. At December 28, 2003 and December 29, 2002, the Company had deferred tax assets of $11.5 million and $3.9 million, respectively, with a valuation allowance of $3.5 million and $1.8 million, respectively. The valuation allowance is for state income tax net operating loss benefits expiring in varying amounts over the next 15 years. The estimates used to evaluate the recoverability of deferred tax assets may differ from actual results, in which case the Company may have over or under stated income tax valuation allowances and its provision for income taxes, accordingly.

     Warranty reserve

      The Company records an allowance for the estimated amount of future warranty costs when the related revenue is recognized, primarily based on historical experience. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. The warranty reserve was $0.5 million, $0.2 million and $0.1 million at December 28, 2003, December 29, 2002 and December 30, 2001, respectively. Warranty claims were $2.2 million, $1.2 million and $0.6 million in 2003, 2002 and 2001, respectively. If actual future warranty costs exceed historical amounts, additional allowances may be required, which could have a material adverse impact on the Company’s operating results in future periods.

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

	2003	2002	2001

Net sales	100.0%	100.0%	100.0%
Gross profit	55.3%	52.6%	57.3%
Selling, general and administrative expenses	29.7%	34.1%	34.7%
Research and development	4.2%	5.7%	3.1%
Amortization of intangibles	1.5%	0.9%	1.9%
Special charges	1.9%	1.9%	1.6%
Operating income	18.0%	10.0%	15.9%

      The comparability of results of operations between years is impacted by the acquisition of Chemicon, which was acquired effective April 1, 2003, and Intergen, which was acquired on December 13, 2001. Chemicon’s results of operations are included in the Research segment and Intergen’s results of operations are included in the Cell Culture, Diagnostic and Research segments.

      The following table sets forth a breakdown of revenue and gross profit contributed by segment for the years ended December 28, 2003, December 29, 2002 and December 30, 2001 (in thousands):

	2003		2002		2001

	Actual	% Total	Actual	% Total	Actual	% Total

Net sales:
Research Products	$43,043	29%	$4,137	4%	$—	—
Cell Culture Products	73,986	51%	68,140	69%	30,601	57%
Diagnostic Products	29,886	20%	27,012	27%	22,963	43%

	$146,915	100%	$99,289	100%	$53,564	100%

	Actual	GM %	Actual	GM %	Actual	GM %

Gross profit:
Research Products	$26,677	62%	$1,577	38%	$—	—
Cell Culture Products	38,621	52%	37,083	54%	17,358	57%
Diagnostic Products	15,942	53%	13,553	50%	13,328	58%

	$81,240	55%	$52,213	53%	$30,686	57%

Comparison of Fiscal Years ended December 28, 2003 and December 29, 2002

NET SALES

Consolidated

      Consolidated net sales increased 48%, or approximately $47.6 million, from $99.3 million in 2002 to $146.9 million in 2003. Consolidated net sales increased primarily due to contributions from Chemicon and growth in sales of monoclonal antibodies. Consolidated net sales during 2003 include $38.0 million contributed by Chemicon. Sales of monoclonal antibodies increased from $16.1 million in 2002 to $22.6 million in 2003.

Research Products

      Net sales of Research Products increased from $4.1 million in 2002 to $43.0 million in 2003, primarily due to the acquisition of Chemicon effective April 1, 2003. Chemicon contributed $38.0 million to Research Products’ net sales in 2003. During 2003, the operations of the Company’s previous research products operations in Gaithersburg, Maryland were combined and integrated into Chemicon. Chemicon’s sales for the full year 2003 increased 22% over the comparable period in 2002.

Cell Culture Products

      Net sales of Cell Culture Products increased $5.9 million, or 9%, from $68.1 million in 2002 to $74.0 million in 2003. This increase is due to increased sales of Insulin and BSA, offset partially by lower sales of EX-CYTE®. Insulin sales were up $5.3 million, from $9.7 million in 2002 to $15.0 million in 2003. Insulin sales increased primarily because of additional availability of this product from our supplier during 2003 and the exiting of one of the Company’s competitors from this market space. The Company expects insulin sales to continue to grow in 2004 but at a more modest rate than was experienced in 2003. Sales of BSA increased $1.4 million from $15.4 million in 2002 to $16.8 million in 2003 due to completion of the Cohn BSA expansion at our Toronto facility. BSA sales were negatively impacted during 2003 due to a partial shutdown of our Toronto plant during June 2003 following the discovery of a single cow infected with BSE in Canada. The closure of this plant reduced the amount of saleable product during the year due to manufacturing cycle time required for certain products. Sales of EX-CYTE® declined slightly from $30.8 million in 2002 to $29.3 million in 2003 due to timing of shipments and lower demand for one of our customers’ products that utilizes EX-CYTE® in its manufacturing process.

Diagnostic Products

      Net sales of Diagnostic Products increased approximately $2.9 million, or 11%, from $27.0 million in 2002 to $29.9 million in 2003. This increase is primarily due to higher sales of monoclonal antibodies, which increased from $16.1 million in 2002 to $22.6 million in 2003. Sales of monoclonal antibodies increased $2.2 million due to increased prices and $0.4 million due to increases in foreign currency, with the remainder related to higher volumes. This increase in monoclonal antibodies was partially offset by decreased sales of human-sourced disease state polyclonal antibodies, detection products and other diagnostic products. Human-sourced disease state polyclonal antibody sales have been negatively impacted by the Health Insurance Portability and Accountability Act (“HIPPA”), which has adversely affected access to qualified donors. The Company sold the majority of the products in the human-sourced disease state polyclonal antibody group with the sale of the therapeutic plasma business and does not expect future sales from the remaining products to be material.

GROSS PROFIT

Consolidated

      Consolidated gross profit increased approximately $29.0 million, from $52.2 million in 2002 to $81.2 million in 2003. Gross margin increased from 53% in 2002 to 55% in 2003. This increase primarily related to the acquisition of Chemicon and stronger margins on monoclonal antibodies as a result of manufacturing efficiencies gained from increased production at our facility in Scotland and the increase in sales prices of monoclonal antibodies. Consolidated gross profit included $24.6 million contributed by Chemicon.

Research Products

      Gross profit from Research Products was $1.6 million and $26.7 million in 2002 and 2003, respectively. Gross margins on Research Products increased from 38% to 62% in 2002 and 2003, respectively. This increase was primarily due to the acquisition of Chemicon effective April 1, 2003. Research gross profit included $24.6 million contributed by Chemicon. Gross profit for 2003 was negatively impacted by a $0.4 million charge to cost of sales as a result of inventory adjustments to Chemicon’s opening inventory required under purchase accounting rules.

Cell Culture Products

      Gross profit from Cell Culture Products increased $1.5 million, from $37.1 million in 2002 to $38.6 million in 2003. Gross margin decreased from 54% in 2002 to 52% in 2003. Gross margins for Cell Culture Products were positively impacted in 2003 due to a sale of EX-CYTE® at 100% gross margin under the terms of a take or pay contract with one of the Company’s customers. Neither party has any continuing obligations under the take or pay provision in 2004. Gross margins for Cell Culture would have been 51% if this sale had been recorded at a normal margin. Gross margins were lower in 2003 primarily due to product mix, as EX-CYTE®, which is a higher margin product, represented a significantly lower percentage of total Cell Culture product sales than in 2002. Additionally, the margins were approximately 1% lower in 2003 due to manufacturing cost variances arising from excess capacity at certain of our manufacturing facilities.

Diagnostic Products

      Gross profit from Diagnostic Products increased $2.3 million, or 17%, from $13.6 million in 2002 to $15.9 million in 2003. Gross margin increased from 50% in 2002 to 53% in 2003. Gross margins increased primarily due to efficiencies gained from increased production at our Scotland facility, increased sales prices of monoclonal antibodies and the increase in the monoclonal antibody volumes, which are relatively higher margin products. Gross margins from Diagnostic Products were negatively impacted by our human-sourced disease state polyclonal antibody products, the majority of which were sold with the therapeutic plasma business as mentioned above. Gross margins on the human-sourced disease state polyclonal antibody products categories sold were 52% and 5% in 2002 and 2003, respectively. Gross margins were negatively impacted on these products due to lower production volumes which resulted in absorption of fixed costs by fewer units. Collection of the products within human-sourced disease state polyclonal antibody product group was negatively impacted by HIPPA, which has adversely affected access to qualified donors.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Consolidated selling, general and administrative expenses (“SG&A”) increased approximately $9.9 million, or 29% from $33.8 million in 2002 to $43.7 million in 2003. As a percentage of revenues, SG&A was 30% in 2003 compared with 34% in 2002. Chemicon accounted for $18.4 million of 2003 SG&A. The increase attributable to Chemicon was partially offset as the Company continued to emphasize cost controls over SG&A at all locations including its corporate office. Excluding Chemicon, the Company has lowered its headcount by more than 25 people between December 29, 2002 and December 28, 2003. Management expects SG&A to be under 30% of consolidated revenue in 2004.

RESEARCH AND DEVELOPMENT

      Research and development expenses (“R&D”) increased slightly from $5.6 million in 2002 to $6.2 million in 2003. This increase is primarily due to the expansion of the Company’s research and development activities, including those acquired as a result of the Chemicon acquisition. R&D included $1.9 million incurred by Chemicon. The increase attributable to Chemicon was partially offset as the Company restructured its existing research and development group, which included eliminating the R&D group in Scotland in late 2002 and reorganized of certain of the Company’s U.S.-based R&D functions upon the transfer of the Gaithersburg, Maryland operations to Chemicon in 2003. During 2003, Chemicon internally developed 295 new products. The Company also continued to advance various projects in the Cell Culture area related to the characterization and performance of EX-CYTE® and other cell culture supplements, as well as progress in developing novel cell culture supplements. The Company was recently awarded a United States patent for the prion clearance step in the EX-CYTE® manufacturing process.

      See “Outlook” within Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion of R&D efforts.

AMORTIZATION OF INTANGIBLES

      Amortization of intangibles increased from $0.9 million in 2002 to $2.2 million in 2003 due to the acquisition of Chemicon effective April 1, 2003. The Chemicon acquisition added $1.1 million in amortization during 2003.

SPECIAL CHARGES

      During 2003 and 2002, the Company incurred $2.8 million and $1.9 million, respectively, in special charges. See “Note 4 — SPECIAL CHARGES” in Item 8 Financial Statements and Supplementary Data

for additional discussion of special charges. The following chart summarizes the special charges incurred during these periods (in thousands):

	2003	2002

Gaithersburg closure	$1,044	$—
Toronto BSE shutdown	966	—
Restructuring costs	514	1,909
Other	254	—

Total special charges	$2,778	$1,909

OTHER EXPENSE, NET

      Other expense, net was $0.2 million in 2003 and immaterial in 2002. Other expenses are presented net of gains and losses from realized foreign currency translation, which were immaterial in both years.

WRITE-OFF OF DEFERRED FINANCING COSTS

      At closing of the issuance of the $130.0 million principal amount of 4.75% Convertible Senior Subordinated Debentures due August 15, 2033 (“Debentures”) and new $30.0 million revolving credit facility (“Revolver”), the Company repaid the balances in full and terminated its previous $82.5 million term loan and $35.0 million revolving credit facility. The Company recorded a non-cash charge of approximately $4.1 million related to the write-off of deferred financing costs associated with the terminated facilities. During 2003, the Company also recorded a charge of approximately $0.4 million related to the write-off of deferred financing costs related to the Company’s revolving credit facility that was in place prior to the $82.5 million term loan.

INTEREST EXPENSE

      Interest expense increased from $0.2 million in 2002 to $4.4 million in 2003. The increase in interest expense was due to borrowings used to finance the Chemicon acquisition and subsequent refinancing arising from the issuance of the Debentures.

INTEREST INCOME

      The Company recorded interest income of $0.6 million in 2002 and $0.3 million in 2003. Interest income decreased primarily due to 2002 interest income including $0.4 million of interest income associated with outstanding tax refunds from prior years as well as lower interest rates in 2003.

PROVISION FOR INCOME TAXES

      The provision for income taxes as a percentage of income before taxes decreased from 35% in 2002 to 31% in 2003. The Company’s effective tax rate declined in 2003 as a result of higher than expected foreign tax credits and generating more of our income in lower tax jurisdictions. The Company expects its effective tax rate to be 33% in 2004.

INCOME (LOSS) FROM DISCONTINUED OPERATIONS

      Income (loss) from discontinued operations, net of income taxes, decreased from earnings of $7.2 million in 2002, to a loss of $(10.6) million in 2003. The loss from discontinued operations in 2003 included an impairment charge of $12.6 million. The impairment was based on management’s estimate of net realizable value of the consideration received from the sale of the therapeutic plasma business. The remaining decline is primarily due to the continued weakness in sales and gross margins of the therapeutic plasma business. Sales of therapeutic plasma were $46.2 million and $29.7 million in 2002 and 2003, respectively. Additionally gross margins declined from 36% in 2002 to 10% in 2003. Gross margins were negatively impacted on these products due to lower production volumes which resulted in absorbing fixed costs over fewer units.

Comparison of Fiscal Years ended December 29, 2002 and December 30, 2001

NET SALES

Consolidated

      Consolidated net sales increased approximately $45.7 million, from $53.6 million in 2001 to $99.3 million in 2002. The increase was driven primarily by the sales contribution from the products acquired with the Intergen acquisition and a significant increase in EX-CYTE® sales.

Research Products

      Net sales of Research Products were $4.1 million in 2002. The Company did not have any Research Products prior to the acquisition of Intergen in December 2001.

Cell Culture Products

      Net sales of Cell Culture Products increased $37.5 million, or 123%, from $30.6 million in 2001 to $68.1 million in 2002. This increase was due to increased sales of EX-CYTE® and sales contribution from Intergen. Sales of EX-CYTE® increased $11.7 million, or 61%, from $19.1 million in 2001 to $30.8 million in 2002. The growth in sales of the EX-CYTE® product was due to continued advancement in the commercialization of the Company’s customers’ end-products. Intergen sales related primarily to human recombinant insulin, BSA and other media supplements.

Diagnostic Products

      Net sales of Diagnostic Products increased approximately $4.0 million, or 17%, from $23.0 million in 2001 to $27.0 million in 2002. This increase was primarily due to increased sales of human-sourced disease state polyclonal antibodies, which increased from $5.5 million in 2001 to $8.9 million in 2002. Human-sourced disease state polyclonal antibodies primarily increased due to the Intergen acquisition. Sales of monoclonal antibodies and related products were $16.1 million in 2002 compared to $16.0 million in 2001.

GROSS PROFIT

Consolidated

      Consolidated gross profit increased approximately $21.5 million, from $30.7 million in 2001 to $52.2 million in 2002. This increase was primarily due to increased sales. Gross margin decreased slightly from 57% in 2001 to 53% in 2002. Gross margins were lower in 2002 primarily due to product mix, as EX-CYTE®, which is a higher margin product, represented a significantly lower percentage of total sales.

Research Products

      Gross profit and gross margin from Research Products were $1.6 million and 38% in 2002, respectively. The Company did not have any Research Products prior to the acquisition of Intergen in December 2001.

Cell Culture Products

      Gross profit from Cell Culture Products increased approximately $19.7 million, or 113%, from $17.4 million in 2001 to $37.1 million in 2002. This increase was primarily due to the increased sales of EX-CYTE® and the addition of the former Intergen products to the Cell Culture sales mix. Gross margins on Cell Culture Products decreased from 57% in 2001 to 54% in 2002. This decrease was due to the mix of sales. During 2001, 62% of sales in this segment were sales of the higher margin EX-CYTE® product, whereas in 2002, EX-CYTE® represented approximately 45% of Cell Culture sales. The Intergen products included in this segment are generally lower margin products than EX-CYTE®.

Diagnostic Products

      Gross profit from Diagnostic Products increased approximately $0.3 million, or 2%, from $13.3 million in 2001 to $13.6 million in 2002. During 2002, gross margins on Diagnostic Products were 50%, compared with 58% in 2001. Gross margins decreased due to human-sourced disease state polyclonal antibodies representing a larger portion of diagnostic sales. Human-sourced disease state products were 24% of Diagnostic Product sales in 2001 versus 33% in 2002. Human-sourced disease state products are a lower margin product than monoclonal antibodies and related products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      SG&A expenses increased approximately $15.2 million, or 82%, from $18.6 million in 2001 to $33.8 million in 2002. As a percentage of revenues, SG&A expenses were 34% in 2002 compared with 35% in 2001. Approximately $2.0 million of this increase was due to external costs related to the integration of Intergen. Other significant items contributing to the increase compared with the prior year included approximately $1.0 million related to operating the former Intergen corporate office during the first quarter of 2002, approximately $4.6 million related to the expansion of the Company’s sales and marketing organization, approximately $1.0 million of increased costs due to the timing of hiring certain executives during the second half of 2001 and an increase of approximately $2.5 million related to higher commercial insurance costs.

RESEARCH AND DEVELOPMENT

      Research and development expenses increased approximately $3.9 million, or 229%, from $1.7 million in 2001 to $5.6 million in 2002. As a percentage of sales, spending in this area increased from 3% in 2001 to 6% in 2002. This increase is primarily due to the expansion of the Company’s research and development activities, including those acquired as a result of the Intergen acquisition. The current year also includes payments totaling approximately $1.0 million made to a third party research facility to fund start-up costs associated with projects this facility is undertaking related to detailed characterization and optimization of EX-CYTE®.

AMORTIZATION OF INTANGIBLES

      Amortization of intangibles remained relatively constant at $1.0 million in 2001 and $0.9 million in 2002.

SPECIAL CHARGES

      During 2002, the Company recorded a charge of $1.9 million related primarily to the reorganization of the Company’s research and development organization, as well as personnel restructurings within the sales organization and at the Company’s manufacturing locations in Canada and Scotland. The components of the charge included approximately $1.3 million for severance and termination benefits, approximately $0.1 million related to relocation costs, approximately $0.1 million related to lease obligations and approximately $0.3 million related to the impairment of certain long-lived assets. The severance payments covered approximately thirty employees. Severance payments and lease obligations were paid by the end of 2003.

      During 2001, the Company recorded a charge of approximately $0.2 million representing severance paid out over a one-year period beginning in October 2001. Also, during 2001, the Company wrote off approximately $0.9 million of incremental external due diligence costs related to the evaluation of the potential acquisition of Intergen. At the time of the write-off, the Company did not consider the acquisition probable of being completed. All eligible costs incurred with respect to the eventual acquisition subsequent to the resumption of negotiations with Intergen later in 2001 were capitalized as part of the cost of the acquisition. The Company also recorded an adjustment of approximately $0.3 million in 2001 to reverse a pre-acquisition contingency accrual that was initially recorded when the Company acquired its Kankakee facility in 1998.

OTHER EXPENSE, NET

      Other expense, net was immaterial in 2002 and 2001. Other expense, net primarily relates to gains and losses from realized foreign currency translation.

INTEREST EXPENSE

      Interest expense decreased $0.3 million from $0.5 million in 2001 to $0.2 million in 2002. Interest expense decreased primarily due to an incremental increase in the amount of interest capitalized in connection with capital projects. The amount of interest capitalized increased due to a higher construction in process balance throughout 2002 than in 2001 associated with the expansion of the Toronto facility and SAP Enterprise Resource Planning (“ERP”) system.

INTEREST INCOME

      The Company recorded interest income of $0.6 million in 2002 and $1.7 million in 2001. During 2002, the Company recorded interest income of approximately $0.4 million related to interest due on outstanding tax refunds from prior years. The Company recorded the interest income upon receiving formal notification from the federal and state taxing authorities that those previously open years were now closed and the refunds would be released. The Company received these tax refunds in July 2002. Excluding the impact of this item, net interest income decreased in 2002 as a result of using cash on hand to complete the acquisition of Intergen, including the completion of the Toronto plant.

PROVISION FOR INCOME TAXES

      The provision for income taxes as a percentage of income before taxes remained relatively constant at 35% in 2001 and 2002.

INCOME (LOSS) FROM DISCONTINUED OPERATIONS

      Income from discontinued operations, net of income taxes decreased from $10.9 million in 2001 to $7.2 million in 2002. Income from discontinued operations decreased primarily due to lower revenue in 2002, decreasing from $56.2 million in 2001 to $46.2 million in 2002. Gross margins remained relatively constant at 38% in 2001 to 36% in 2002. Sales of therapeutic plasma products declined due to overall weakness in demand for the Company’s therapeutic plasma products and shortage of qualified donors in 2002.

Liquidity and Capital Resources

      The following table sets forth certain indicators of consolidated financial condition and liquidity of the Company as of the following fiscal year ends (in thousands):

	2003	2002	2001

Cash and cash equivalents	$48,564	$15,242	$12,119
Working capital	104,760	65,468	55,156
Total debt and capital lease obligations	130,923	424	4,576
Stockholders’ equity	178,972	170,370	152,475
Total debt to equity	73%	—	3%

      Serologicals has three principal sources of near-term liquidity: (1) existing cash and cash equivalents; (2) cash generated by operations; and (3) available borrowing capacity under the Revolver, which provides for a maximum borrowing capacity of $30.0 million. As of March 1, 2004, the Company had $30.0 million available under the Revolver. Management believes the Company’s liquidity and capital resources are sufficient to meet its working capital, capital expenditure and other anticipated cash requirements over the next twelve months.

      Net cash provided by operating activities was $18.1 million, $7.2 million and $14.0 million in 2003, 2002 and 2001, respectively. Changes in operating assets and liabilities used were $9.3 million, $9.1 million and $1.1 million during 2003, 2002 and 2001, respectively. The increase in working capital in 2003 and 2002 versus 2001 is attributed to the continued growth in the business. During 2003 and 2002 trade accounts receivable increased $6.5 million and $11.1 million, respectively, over the previous year. Days sales outstanding (“DSO”) at the end of 2003, 2002 and 2001 were 69, 62, and 62 days, respectively. Management believes that DSO including the acquisitions of Intergen and Chemicon (“Adjusted DSO”) in all periods is more meaningful as accounts receivable for each acquisitions is included in the Company’s year-end balance in the year of the acquisition whereas revenue does not include a complete year’s transactions. Adjusted DSO at the end of 2003, 2002 and 2001 were 77, 69, and 51 days, respectively. Adjusted DSO was higher in 2003 than in 2002 due to billing a significant EX-CYTE® customer for their contractual obligation under a take or pay contract on December 28, 2003. Excluding accounts receivable related to this take or pay contract, Adjusted DSO was 70 days at December 28, 2003. The amount billed would have been shipped and billed throughout the year, if the customer had taken delivery of the product. The Company collected all amounts under this take or pay contract in February 2004. Adjusted DSO was 18 days higher in 2002 than in 2001 due to a shift in the timing of shipments of EX-CYTE® to the latter part of each quarter for several of our large EX-CYTE®customers and EX-CYTE® representing a higher percentage of consolidated sales in 2002 than in 2001. Inventories increased $6.6 million in 2003 compared to a reduction in inventory in 2001 of $1.0 million and relatively no change in 2002. Inventory turns at the end of 2003, 2002 and 2001 were 2.5, 2.2 and 1.4, respectively. Management believes that inventory turns including the acquisitions of Intergen and Chemicon in all periods is more meaningful as inventory for each acquisition is included in the Company’s year-end inventory balance in the year of the acquisition whereas cost of sales does not include a complete year’s transactions. Inventory turns including the acquisitions of Intergen and Chemicon in all periods were 2.1, 2.3 and 1.8 times at the end of 2003, 2002 and 2001, respectively. Inventory increased in 2003 due to the continued growth in the business as well as restoring inventory levels at our Scotland facility after the backlog of orders that occurred during the third quarter of 2002 and a large purchase of insulin at the end of the third quarter of 2003, which was partially on hand at year-end. Accounts payable and accrued liabilities increased $3.7 million in 2003 compared to a reduction in 2002 and 2001 of $0.2 and $2.9 million, respectively. Accounts payable and accrued liabilities increased in 2003 primarily due to accrued interest associated with the Debentures and taxes payable associated with higher taxable income from continuing operations in the fourth quarter of 2003 than in fourth quarter of 2002.

      The incremental increase in cash used by changes in operating assets and liabilities in 2003 and 2002 was offset by incremental increases in adjustments such as depreciation and amortization and non-cash special charges and write-off of deferred financing costs. Depreciation and amortization increased in 2003 compared to 2002 due to the acquisition of Chemicon effective April 1, 2003 and ERP implementation and increased in 2002 compared to 2001 due to the acquisition of Intergen on December 13, 2001. In 2003, non-cash special charges and write-off of deferred financing costs related primarily to the write-off of $4.5 million in deferred financing costs during the year, $0.8 million related to asset impairment associated with the relocation of research products produced at our Gaithersburg, Maryland facility to Chemicon and $1.0 million related to asset impairments associated with the Toronto BSE shutdown. See “Note 5 — SPECIAL CHARGES” and “Note 8 — CONVERTIBLE SENIOR SUBORDINATED DEBENTURES” in Item 8 Financial Statements and Supplementary Data for additional discussion of special charges and write-off of deferred financing costs.

      Net cash used in investing activities was $117.2 million, $11.8 million and $44.5 million in 2003, 2002 and 2001, respectively. Investing activities during 2003 included the acquisition of Chemicon for $97.1 million, net of cash received and capital expenditures of $19.6 million. Investing activities during 2002 included capital expenditures of $11.5 million. Investing activities during 2001 included the acquisition of Intergen for $41.4 million. Capital expenditures during 2003 consisted primarily of construction of the Company’s new protein fractionation facility in Lawrence, Kansas and completion of the ERP implementation. Capital expenditures during 2002 consisted primarily of implementation of the ERP system, expansion of monoclonal manufacturing operations in Scotland, and completion of the expansion of the Company’s manufacturing facility in Toronto.

      Net cash provided by financing activities in 2003 was $123.0 million, compared with $2.3 million of net cash used during the same period in 2002. Financing activities in 2003 primarily consisted of $130.0 million from the issuance of the Debentures and payment of debt issuance costs of $8.9 million; $4.4 million related to the term loan and $4.5 million related to the Debentures. During 2003, the Company also received proceeds of $82.5 million from a term loan entered into during the second quarter of 2003 and subsequently repaid the outstanding balance of the term loan upon issuing the Debentures during the third quarter of 2003. Financing activities in 2002 primarily consisted of payment of long-term debt and capital leases of $4.0 million and proceeds from stock options of $2.7 million.

      During 2004, the Company anticipates capital expenditures of approximately $11 million to $13 million. The most significant expenditure will be the completion of the new protein fractionation facility in Lawrence, Kansas and implementation of an ERP system at Chemicon.

      In October 2002, the Company’s Board of Directors authorized a program to repurchase up to 2,000,000 shares of its outstanding common stock between October 2002 and December 31, 2004. The repurchases may be made from time to time in the open market, in block trades or in private transactions, subject to price, market and general business conditions. Through March 1, 2004, the Company has not purchased any shares under this program.

      As of December 28, 2003, the Company had outstanding debt of approximately $130.9 million consisting primarily of the Debentures. The Company has no borrowings outstanding under its Revolver. The following table sets forth the Company’s contractual obligations as of December 28, 2003 (in thousands):

	Payment due by period

	Total	1 year	2-3 years	4-5 years	5+ years

4.75% Convertible debentures(1)	$130,916	$—	$—	$—	$130,916
Operating lease obligations	23,177	2,929	5,317	4,964	9,967
Royalty obligation(2)	1,205	955	250	—	—
Purchase obligations	10,137	10,137	—	—	—
Major capital expenditure obligation(3)	8,475	8,475	—	—	—

	$173,910	$22,496	$5,567	$4,964	$140,883

(1)	Includes approximately $0.9 million related to the fair market value of an interest rate swap entered into on October 17, 2003. Additionally as discussed in “Note 8 — CONVERTIBLE SUBORDINATED DEBENTURES” in Item 8 Financial Statements and Supplementary Data, the Debentures include call and put features which could cause their maturity prior to 5 years or more from the Consolidated Balance Sheet date.

(2)	Represents the royalties that the Company is contractually obligated to pay.

(3)	Represents the contractual obligation to complete the Lawrence, Kansas facility.

      On August 20, 2003, the Company issued $130.0 million principal amount of Debentures to certain institutional investors. After expenses, the Company received net proceeds of $126.1 million. Interest on the Debentures accrues at 4.75% per annum and is payable semi-annually on February 15th and August 15th. The Debentures are convertible into shares of Serologicals’ common stock at an initial rate of 67.6133 shares of common stock per $1,000 principal amount of the Debentures (or approximately 8.8 million shares of common stock at a conversion price of $14.79 per share of common stock), subject to the satisfaction of certain conditions, such as obtaining a trading price of $17.75 over 20 trading days over a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter, if the Company calls the Debentures for redemption, or upon the occurrence of certain corporate transactions. The terms of the Debentures do not impose any restrictive covenants on the Company. The holders of the Debentures may require the Company to repurchase some or all of their Debentures on August 15, 2008, August 15, 2010, August 15, 2013, August 15, 2018, August 15, 2023 or August 15, 2028 at a repurchase price equal to 100% of the principal amount of the Debentures being repurchased, plus any accrued and unpaid interest to but excluding the applicable repurchase date. The holders of the Debentures may also require the Company to repurchase some or all of their Debentures at any time if the Company undergoes a fundamental change, such as the consummation of any share exchange, consolidation or merger of the Company or any sale of all or substantially all of its assets. See “Note 8 — CONVERTIBLE SUBORDINATED DEBENTURES” in Item 8 Financial Statements and Supplementary Data for a discussion of the Debentures.

      On October 17, 2003, the Company entered into an interest rate swap on $70.0 million principal amount of its Debentures. The objective of the swap is to convert the 4.75% fixed interest rate on this portion of the Debentures to a variable interest rate based on the 6-month LIBOR at the end of each interest period plus a spread of 66 basis points. The gain or loss from changes in the fair value of the swap is expected to offset the gain or loss from the changes in the fair value of the cash flows from the Debentures throughout the expected term of the Debentures. At December 28, 2003 the fair market value of the interest rate swap was a receivable of $0.9 million.

      On August 29, 2003, the Company entered into a new $30.0 million three-year Revolver. The new Revolver bears interest at a floating rate of interest determined by reference to a base rate or to Eurodollar interest rates, plus a margin. The margin on the Eurodollar interest rate ranges from 2.00% to 2.75% and the margin on the base rate ranges from 1.00% to 1.75% based on the Company’s leverage ratio. The Company is required to pay a commitment fee of .5% per annum on undrawn balances. The Revolver is secured by substantially all of the assets of the Company. The Revolver contains certain financial covenants that require the maintenance of a minimum fixed charge coverage ratio and earnings before interest, taxes, depreciation and amortization and also provides for a maximum leverage ratio and limitations on capital expenditures. Furthermore, under the terms of the Revolver, there are restrictions on the Company’s ability to make acquisitions, repurchase common stock and to pay dividends. As of December 28, 2003, there were no amounts outstanding under the Revolver. See “Note 9 — LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS” in Item 8 Financial Statements and Supplementary Data for discussion of the Revolver.

      At December 28, 2003 the Company had a commitment with a vendor, which requires the Company to use the vendor in connection with the processing of BSA at the Toronto facility for a minimum of $120,000 per quarter. The contract can be terminated by the Company or the supplier at any time with 180 days’ notice. The contract expires in 2005, but can be renewed on a rolling one-year basis.

      The Company is currently undertaking an investigation of groundwater contamination at its Kankakee, Illinois facility pursuant to the Illinois Environmental Protection Agency’s regulations. The Company believes that it is reasonably possible that remediation maybe required. Until the investigation is complete it is uncertain as to the course and cost of remediation, if any, which may be required. The Company has given notice to the former owner of the property of the Company’s claim for indemnification for costs of the investigation and any costs of remediation, should remediation be required, under the terms of the purchase agreement. Although the Company believes that it will be indemnified for these costs, to some extent, the Company is unable to predict whether it will recover any amounts from the former owner with respect to these matters.

      The Company has guaranteed real estate lease obligations totaling approximately $4.2 million related to the therapeutic plasma business. If Gradipore defaults on the lease payments, the Company would be required to assume these leases. The Company has also indemnified Gradipore, up to a cap of $2.0 million, for certain representations specified in the Stock Purchase Agreement, including material breaches of representations and warranties. The Company has accrued a stand ready obligation of $0.2 million in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor Accounting and Disclosure Requirement for Guarantees” for these guarantees.

      The Company has signed a letter of intent and anticipates that it will lease $3.5 million of production equipment at its new fractionation facility in Lawrence, Kansas effective April 2004. The Company expects to account for this transaction as a capital lease in accordance with SFAS No. 13, “Accounting for Leases.” The expected terms under this agreement are 24 monthly payments of $0.2 million with a bargain buyout at the end of the lease.

      The Company has no off-balance sheet financing arrangements and has not created any special purpose entities. Additionally, the Company does not undertake any trading activities within its business with respect to non-exchange traded contracts accounted for at fair value.

Market Risk

      The Company is exposed to market risk from changes in foreign currency exchange rates and, to a lesser extent, interest rates, which could affect its future results of operations and financial condition. The Company manages its exposure to these risks through its operating and financing activities.

Foreign Currency Exchange Rates

      The Company’s foreign-based operations are conducted through manufacturing operations located in the U.K., Australia, and Canada. In 2003, 2002 and 2001, foreign-based operations accounted for approximately 30%, 23% and 30% of net sales and approximately 27%, 19% and 28% of gross profit, respectively. The net investments in foreign subsidiaries translated into dollars using year-end exchange rates at December 28, 2003, was $28.2 million. The potential loss in fair value impacting other comprehensive income resulting from a hypothetical 10% change in quoted foreign currency exchange rates amounts to $2.8 million. The Company does not currently use derivative financial instruments to hedge its exposure to changes in foreign currency exchange rates.

      The functional currency of the Company’s U.K. operations is the British pound sterling, the functional currency for the Company’s Australian operations is the Australian dollar and the functional currency for the Company’s Canadian operations is the Canadian dollar. Fluctuations in foreign exchange rates can impact operating results, including net revenues and expenses, when translations of the subsidiary financial statements are made in accordance with SFAS No. 52, “Foreign Currency Translation.” Furthermore, the Company transacts business in various foreign currencies, subjecting it to exposure from movements in the exchange rates of those countries. However, a large portion of the Company’s sales to foreign countries are denominated in U.S. currency, thus mitigating a significant portion of this risk. It has not been the Company’s practice to hedge its assets and liabilities in these countries or its intercompany transactions, and accordingly, the Company has not used derivatives or other off-balance sheet items to manage any significant foreign currency exchange risk. Realized foreign currency losses were $0.2 million in 2003. Realized foreign currency gains (losses) were immaterial in 2002 and 2001.

Interest Rates

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

Recent Accounting Pronouncements

      In January 2003, as revised in December 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for the periods ending after December 15, 2003 for certain types of entities and after March 15, 2004 for other types of entities. The Company does not expect the adoption of FIN 46 will have a material effect on its consolidated financial statements.

Outlook

      The Company’s primary focus in 2004 will be to leverage and expand upon the business and operational structure that was put in place over the past twelve months. This will include leveraging our expanded sales and marketing structure, optimizing all facility and personnel requirements, continuing to control all general and administrative costs, increasing gross margins throughout our product portfolio through improved manufacturing processes, expanding investment into research and development and continuing to evaluate acquisitions of businesses and technologies that will further accelerate our growth in both revenue and profitability.

      During 2003, the Company significantly expanded and strengthened its sales and marketing organization for Research Products, Cell Culture and Diagnostic Products. Experienced sales and marketing professionals have been added to the organization to expand and improve our customer relationships. Our goal is to reduce the use of distributors to sell our products and to broaden and deepen our customer relationships. We are implementing several initiatives to cross sell our products and have staffed a new bio-pharm sales group, located at Chemicon, to offer all our products to key pharmaceutical and biotechnology companies.

      We presently have a number of manufacturing and distribution facilities throughout North America as well as European and Australian sites. We are continually looking at ways to optimize the number of sites and level of personnel at all locations. We expect to continue this process in 2004 as we look for opportunities to gain efficiencies as well as improve customer service in all of our business segments.

      In 2003, the Company made several personnel decisions with regard to our new business segment definition and the sale of the therapeutic plasma business. Significant personnel reductions occurred and the Company implemented very tight administrative controls over its general and administrative expenses. We continue with these controls in place and expect to further leverage our infrastructure to improve our operating results and increase the investment in research and development.

      We made significant steps in 2003 in the overall improvement of our gross margins. This continues to be a major focus of our manufacturing group in 2004. Using the expanded capabilities of our manufacturing systems we are focusing on lowering inventories, reducing the cost of raw materials and improving the efficiency of our manufacturing locations. In addition, in the Research Products segment where hundreds of products are added each year, we are continuing to refine our selection process to raise the contribution margins for new products, especially in the year of introduction.

      We expect to continue to increase our investment in research and development resulting in an expanded product portfolio and a better understanding of the performance characteristics of our current products. Our goal over the next several years is to increase our investment in research and development up to 10% of the Company’s annual sales. We must do this to meet the needs of our customers and to be the innovative leader in all our business segments. In the Research Products segment, our investment into research and development is aimed at identifying and bringing new products to the marketplace. In Cell Culture and Diagnostics, our focus is better understanding the benefits of our Cell Culture Products, especially EX-CYTE®, to enable us to facilitate our customers’ drug development activities.

      It is expected that growth will occur as a result of organic market growth, the introduction of new products, both internally developed and licensed, and external acquisitions. We have been successful with both our Intergen and Chemicon acquisitions and are continually looking for new opportunities that fit into our strategic plan and provide significant financial returns. This is expected to continue in 2004 as we accelerate the pace of acquisition evaluation focusing on primarily the Research and Cell Culture segments.

      During 2004, we have several specific initiatives that we believe will leverage our current strategic focus and our emphasis on increasing shareholder value. First, we expect to complete our new EX-CYTE® facility in Lawrence, Kansas in late 2004. We expect capital expenditures of approximately $8 to 10 million in 2004 to complete this project, which we believe will enable us to at least triple our production capacity for EX-CYTE®. Second, we have implemented a comprehensive sampling program for EX-CYTE® to put the product into the hands of both researchers and drug developers throughout the biopharmaceutical pipeline. A new sample size was introduced in late 2003 that should help to stimulate significant long term growth for the product. Third, we are implementing our SAP financial, sales, distribution and manufacturing systems at all Chemicon locations during 2004. This should both improve operating controls and improve the management information that is available to identify potential reduction of costs and improve productivity. Finally, we continue to increase our emphasis on branding our key products in all business segments. More than 50% of the Company’s revenues today come from products that are licensed, patented or proprietary in nature. Our goal during 2004 is to increase this percentage and to continue to improve the visibility of our products in the marketplace.

      Financially, we expect that gross margins will continue to improve in 2004, as we benefit from a full year of the Chemicon business and we see improvement in the Diagnostic segment as the result of no longer having sales of certain lower margin antibody based products, which were sold with the therapeutic plasma business. The Company’s SG&A expenses should continue to improve as a percentage of sales with our continued focus on cost control. Research and development spending is expected to increase as a percentage of sales as we continue the development of novel cell culture supplements, further work related to EX-CYTE® and the emphasis on product development at Chemicon.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

      Quantitative and qualitative disclosures about market risk are discussed under the caption “Market Risk” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 8.	Financial Statements and Supplementary Data

      The information required in this item is contained in the Company’s consolidated financial statements beginning on Page F-1 of this Annual Report on Form 10-K, which are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There were no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9A.	Controls and Procedures

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

b. Changes in internal controls.

      There were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III.

Item 10.	Directors and Executive Officers of the Registrant

Directors of the Company

      For information on Directors of the Company, the section under the heading “Proposal to Elect Directors” and under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” within the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 12, 2004 (the “Company’s 2004 Proxy Statement”), which the Company intends to file within 120 days after the end of the Company’s fiscal year ended December 28, 2003, and which is incorporated herein by reference.

     Officers and Key Management of Serologicals

      The following table sets forth the names, ages and all positions and offices with the Company held by the Company’s present executive officers:

Name	Age	Positions and Offices Presently Held

David A. Dodd	54	President, Chief Executive Officer and Director
David L. Bellitt	55	Vice President, Global Commercial Operations
Robert P. Collins	50	Vice President, Human Resources
Harold W. Ingalls	56	Vice President, Finance and Chief Financial Officer
Sue Sutton-Jones	51	Vice President, Global Regulatory Affairs, Quality Assurance, Compliance and Medical Affairs
James J. Kramer, Ph. D.	48	Vice President, Global Manufacturing Operations
Jeffrey D. Linton	41	President, Chemicon International, Inc., a division of Serologicals Corporation
Philip A. Theodore	50	Vice President, General Counsel and Corporate Secretary
M. Dwain Wilcox	36	Vice President, Global Information Systems

      David A. Dodd has served as President, Chief Executive Officer and a Director of the Company since June 2000. From August 1995 to June 2000, Mr. Dodd served as President and Chief Executive Officer of Solvay Pharmaceuticals, Inc., a U.S. component of an international chemical and pharmaceutical group, and as a member of the Management Board for the Pharmaceutical Sector of Solvay S.A. (“Solvay”). In addition, Mr. Dodd served as Chairman of the Board of Unimed Pharmaceuticals, Inc., a subsidiary of Solvay, from July 1999 to June 2000. Prior to joining Solvay, Mr. Dodd served in a number of management and executive positions for major life science corporations, including American Home Products, Bristol-Myers Squibb Company, and Abbott Laboratories. Mr. Dodd currently also serves on the board of directors the American Foundation for Suicide Prevention, the Metro Atlanta Chamber of Commerce and the Georgia Biomedical Partnership.

      David L. Bellitt has served as Vice President, Global Commercial Operations since January 2003. During his career, Mr. Bellitt has served in numerous management positions within the healthcare industry. From October 2000 to October 2002, Mr. Bellitt served as Senior Vice President with Aksys, Ltd., a start-up medical device company, in charge of global marketing, sales and service. From June 1997 to November 1999, Mr. Bellitt served as Senior Vice President with Akzo Nobel, a medical diagnostic instrumentation and reagents company, in charge of marketing, sales and service.

      Robert P. Collins has served as Vice President, Human Resources since August 2001. From April 2000 to August 2001, Mr. Collins was a partner with Ray & Berndtson, one of the nation’s largest retained executive search firms. From February 1999 to April 2000, Mr. Collins served as President and Chief Operating Officer for Vision Twenty-One, Inc., a leading eye-care company. From September 1998 to February 1999,

Mr. Collins worked as a self-employed consultant. From February 1986 to September 1998, Mr. Collins held a variety of leadership positions in human resources, business development, mergers and acquisitions and strategic initiatives with Magellan Health Services, Inc., a managed behavioral health and wellness organization, including serving as President of Beacon Behavioral Health Group and President and Chief Executive Officer of Group Practice Affiliates, Inc. Mr. Collins currently serves as a member of the Georgia State Human Resource Roundtable, Human Resource Planning Society, Society for Human Resource Management and Biotechnology Industry Organization.

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

      James Kramer, Ph.D. has served as Vice President, Global Manufacturing Operations since March 2003. From August 2002 to March 2003 Dr. Kramer served as Vice President, Plasma Operations. From 1995 to August 2002, Dr. Kramer served in various capacities with Ortho-Clinical Diagnostics, Inc., a division of Johnson & Johnson, a healthcare manufacturing company, most recently as Program Director, Lifeblood. Previously, he held additional leadership positions at Ortho-Clinical Diagnostics, including Director, Manufacturing and Director, RhoGAM Operations.

      Jeffrey D. Linton has served as President of Chemicon since April 2003. From October 2000 to April 2003, Mr. Linton served as Vice President, Corporate Business Development, Legal and Public Affairs of the Company. From June 1993 until October 2000, Mr. Linton served in various capacities with Solvay America, Inc. companies, most recently as Vice President of Law, Government, and Public Affairs for Solvay Pharmaceuticals, Inc., a U.S. component of an international chemical and pharmaceutical group, from April 1999 until October 2000. From December 1996 until April 1999, Mr. Linton served as Vice President, Human Resources of Solvay Automotive, Inc., a partner and supplier to automotive companies throughout the world, and from June 1993 until December 1996, Mr. Linton served as Staff Attorney of Solvay America, Inc., the parent of North American operating subsidiaries of Solvay.

      Philip A. Theodore has served as Vice President, General Counsel and Corporate Secretary since January 2004. Prior to joining the Company he was a partner of King & Spalding, LLP, a law firm based in Atlanta, Georgia. Mr. Theodore joined King & Spalding, LLP in 1981 and became a partner in 1986. While at King & Spalding, LLP, Mr. Theodore represented clients in a wide variety of corporate, securities and mergers and acquisitions transactions.

      M. Dwain Wilcox has served as Vice President, Global Information Systems since joining the Company in October 1998. Prior to joining the Company, Mr. Wilcox held several positions at Lanier Worldwide, a subsidiary of Harris Corporation, most recently as Director, Systems Integration from June 1996 until October 1998 and Program Manager, System Integration from November 1993 until June 1996.

      In addition, the following individuals serve as key employees of the Company:

      Joseph T. Kozma, 53, has served as Vice President, Corporate Sales of the Company since March 2002. From 1987 until joining the Company, Mr. Kozma served in various capacities with Intergen, a privately-owned supplier of biological products and technologies to the life sciences industry acquired by Serologicals in 2001, most recently as Executive Vice President of Worldwide Sales and Marketing. Mr. Kozma was a co-founder of Intergen.

      Samuel R. Schwartz, CPA, 54, has served as Chief Accounting Officer and Corporate Controller since September 2001. From March 1998 to September 2001, Mr. Schwartz served in various senior financial management roles for the Company. From October 1990 to December 1997, Mr. Schwartz served as President and Chief Executive Officer of a privately-held manufacturing company. From 1973 to 1990, Mr. Schwartz was employed by Coopers & Lybrand, LLC in various positions, most recently serving as a partner in the Atlanta audit practice of the firm.

     Code of Ethics

      The Company adopted a code of ethics applicable to its chief executive officer, chief financial officer, chief accounting officer and controller, and other senior financial managers, which is a “code of ethics” as defined by applicable rules of the Securities and Exchange Commission. Our code of ethics is publicly available as Exhibit 14 to this Annual Report on Form 10-K. If the Company makes amendments to this code other than technical, administrative, or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this code to the Company’s chief executive officer, chief financial officer or chief accounting officer and controller, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies on it website or in a report on Form 8-K filed with the Securities and Exchange Commission.

Item 11.	Executive Compensation

      For descriptions of equity compensation plans, refer to the heading “Note 6 — STOCK COMPENSATION PLANS” in Item 8 Financial Statements and Supplementary Data.

      The sections under the heading “Executive Compensation” within the Company’s 2004 Proxy Statement are incorporated herein by reference.

      The sections under the heading “Corporate Governance and Board Matters — Meetings of the Board; Committees — Audit Committee” within the Company’s 2004 Proxy Statement is incorporated herein by reference.

      The sections “Equity Compensation Plan Information” within the Company’s 2004 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The section under the heading “Security Ownership of Certain Stockholders and Management” within the Company’s 2004 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      The section under the heading “Certain Relationships and Related Transactions” within the Company’s 2004 Proxy Statement is incorporated by reference.

Item 14.	Principal Accountant Fees and Services

      The section under the heading “Independent Auditors — Fees Paid to Independent Auditors” within the Company’s 2004 Proxy Statement is incorporated by reference.

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

(b) Reports on Form 8-K

      Reports on Form 8-K filed during the quarter ended December 28, 2003:

(1) Form 8-K announcing the execution of a definitive agreement to sell the therapeutic plasma business filed on December 19, 2003.

(2) Form 8-K furnishing a reclassified Consolidated Statement of Income (Loss) for the fiscal quarters ended September 28, 2003; June 29, 2003; March 30, 2003; December 29, 2002; September 29, 2002; June 30, 2002 and March 31, 2002 and for the fiscal years ended December 29, 2002; December 30, 2001; December 31, 2000 and December 26, 1999 to separately report the results of discontinued operations from results of continuing operations filed on November 6, 2003.

(3) Form 8-K furnishing a schedule of segment revenues and segment gross profit for the fiscal quarters ended September 28, 2003; June 29, 2003; March 30, 2003; December 29, 2002; September 29, 2002; June 30, 2002; March 31, 2002; December 30, 2001; September 30, 2001; July 1, 2001; April 1, 2001; December 31, 2000; September 24, 2000; June 25, 2000 and March 26, 2000 and for the fiscal years ended December 29, 2002; December 30, 2001; December 31, 2000; December 26, 1999 and December 27, 1998 based on its new segment composition filed on November 5, 2003.

4) Form 8-K furnishing the Company’s third quarter 2003 earnings release filed on October 22, 2003.

(c) Exhibits

2.1	Plan and Agreement of Merger dated November 5, 2001, by and among Serologicals Corporation, Intergen Company, L.P., Serocor Incorporated, and Intergen Investors, L.P. (Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated December 19, 2001, is hereby incorporated by reference).
2.1.1	Amendment to Plan and Agreement of Merger dated December 13, 2001 (Exhibit 2.2 to the Company’s Current Report on Form 8-K, dated December 19, 2001, is hereby incorporated by reference).

2.2	Earnout Agreement dated December 13, 2001 by and among Serologicals Corporation, Intergen Investors, L.P., STJ Bio Corp., Spencer Paige Corp., Ronald Dilling, Donald Gutenkunst, President and Fellows of Harvard College, and University of Illinois Foundation (Exhibit 2.3 to the Company’s Current Report on Form 8-K, dated December 19, 2001, is hereby incorporated by reference).
2.3.1	Agreement of Purchase and Sale, dated November 30, 1998, between Serologicals Corporation and Bayer Corporation (Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated January 12, 1999, is hereby incorporated by reference).
2.3.2	First Amendment to the Agreement of Purchase and Sale, dated December 29, 1998, between Serologicals Corporation and Bayer Corporation (Exhibit 2.2 to the Company’s Current Report on Form 8-K, dated March 15, 1999, is hereby incorporated by reference).
2.4.1	Amended and Restated Securities Purchase Agreement, dated as of February 11, 2003, between Serologicals Research Products, Inc. and Falcon International Investment Holdings LLC (Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated April 11, 2003, is hereby incorporated by reference).
2.4.2	Deed of Variation, dated April 4, 2003, between Serologicals Research Products, Inc. and Falcon International Investment Holdings LLC (Exhibit 2.2 to the Company’s Current Report on Form 8-K, dated April 11, 2003, is hereby incorporated by reference).
2.4.3	European Purchase Agreement, dated February 11, 2003, between Serologicals Research Products, Inc. and Falcon International Investment Holdings LLC (Exhibit 2.6 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2002 is hereby incorporated by reference).
2.4.4	Guaranty Agreement dated February 11, 2003 by and among Serologicals Research Products, Inc., The Beckman Family Trust, David Alan Beckman, Keiko Koga Beckman and Falcon International Investment Holdings LLC (Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the period ending December 29, 2002 is hereby incorporated by reference).
2.5.1	Stock Purchase Agreement, dated as of December 19, 2003, by and among Gradipore Limited, Gradipore Inc., Serologicals Finance Company, and Serologicals Corporation (Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated January 27, 2004, is hereby incorporated by reference).
2.5.2	First Amendment to the Stock Purchase Agreement, dated as of January 15, 2004 (Exhibit 2.2 to the Company’s Current Report on Form 8-K, dated January 27, 2004, is hereby incorporated by reference).
3.1	Amended and Restated Certificate of Incorporation (Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2002 is hereby incorporated by reference).
3.2	Amended and Restated By-laws (Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (File No. 33-91176), effective June 14, 1995, is hereby incorporated by reference).
4.1	Specimen Common Stock Certificate (Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 33-91176), effective June 14, 1995, is hereby incorporated by reference).
4.2.1	Specimen Form of Rights Certificate (incorporated herein by reference to Exhibit 2.1 of the Registration Statement on Form 8-A filed August 10, 1999).
4.2.2	Form of Rights Agreement, dated as of August 2, 1999, between the Company and State Street Bank & Trust Company, N.A. (incorporated herein by reference to Exhibit 2.2 of the Registration Statement on Form 8-A filed August 10, 1999).

4.2.3	Form of Certificate of Designation, Preferences and Rights of Series B Preferred Stock (incorporated herein by reference to Exhibit 2.3 of the Registration Statement on Form 8-A filed August 10, 1999).
4.2.4	Summary of Rights Plan (incorporated herein by reference to Exhibit 2.4 of the Registration Statement on Form 8-A filed August 10, 1999).
4.3.1	Indenture, dated as of August 20, 2003, between Serologicals Corporation and The Bank of New York, as Trustee, for the 4.75% Convertible Senior Subordinated Debentures due 2033, including the form of 4.75% Convertible Senior Subordinated Debenture due 2033 (Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated August 21, 2003 is hereby incorporated by reference).
4.3.2	Registration Rights Agreement, made and entered into as of August 20, 2003, by and among Serologicals Corporation, Banc of America Securities LLC, J.P. Morgan Securities Inc. and UBS Securities LLC (Exhibit 4.2 to the Company’s Current Report on Form 8-K, dated August 21, 2003 is hereby incorporated by reference).
10.1	Credit Agreement, dated as of August 29, 2003, among Serologicals Corporation as the Borrower, the subsidiaries of the borrower identified therein as the Guarantors, Bank of America, N.A., as Administrative Agent and L/C Issuer, and JP Morgan Chase Bank, as Syndication Agent (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 29, 2003, is hereby incorporated by reference).
10.2	Employment Agreement between the Company and Robert P. Collins (Exhibit 10.1 to the Company’s Quarterly Report on Form 10Q for the period ended September 30, 2001, is incorporated herein by reference).†
10.3	1994 Second Amended and Restated Omnibus Incentive Plan, as Amended (Exhibit 10.7.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 25, 2000, is hereby incorporated by reference).†
10.3	Form of Stock Option Agreement (Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 33-91176), effective June 14, 1995, is hereby incorporated by reference).†
10.4.1	Form of Second Revised Stock Option Agreement (Exhibit 10.4.1 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2002 is hereby incorporated by reference).†
10.4.2	Form of Third Revised Stock Option Agreement (Exhibit 10.4.2 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2002 is hereby incorporated by reference).†
10.5	Amended and Restated 1995 Non-Employee Directors’ Stock Option Plan, as Amended (Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2000 is hereby incorporated by reference).†
10.6	1996 Employee Stock Purchase Plan (Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2002 is hereby incorporated by reference).†
10.7.1	Serologicals Corporation 1996 UK Sharesave Scheme (Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2002 is hereby incorporated by reference).†
10.7.2	Serologicals Corporation UK Share Incentive Plan (Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-104703), effective April 23, 2003, is hereby incorporated by reference).†
10.8	Employment Agreement between the Company and Harold W. Ingalls (Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2001 is hereby incorporated by reference).†

10.9	Amended and Restated Compensation Plan for Non-Employee Directors (Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the period ended June 25, 2000 is hereby incorporated by reference).†
10.10.1	Employment Agreement between the Company and David A. Dodd (Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the period ended June 25, 2000 is hereby incorporated by reference).†
10.10.2	Change in Control Executive Severance Package between the Company and David A. Dodd.* †
10.11.1	Employment Agreement between the Company and Jeffrey D. Linton (Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the period ended September 24, 2000 is hereby incorporated by reference).†
10.11.2	Revised Employment Agreement between the Company and Jeffrey D. Linton (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2003 is hereby incorporated by reference).†
10.12	Lease Agreement dated October 6, 2000 between the Company and Spalding Triangle, L.L.C. (Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the period ended September 24, 2000 is hereby incorporated by reference).
10.13	Employment Agreement between the Company and Sue Sutton-Jones (Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 is hereby incorporated by reference).†
10.14.1	Employment Agreement between the Company and Thomas H. Trobaugh (Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2001 is hereby incorporated by reference).†
10.14.2	Severance Agreement between the Company and Thomas H. Trobaugh (Exhibit 10.19.1 to the Company’s Annual Report on Form 10-K for the period ending December 29, 2002 is hereby incorporated by reference).†
10.15	Employment Agreement between the Company and Joseph T. Kozma (Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the period ending December 30, 2001 is hereby incorporated by reference).†
10.16	Employment Agreement between the Company and James J. Kramer, Ph. D. (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2002 is hereby incorporated by reference).†
10.17	Employment Agreement between the Company and David L. Bellitt (Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the period ending December 29, 2002 is hereby incorporated by reference).†
10.18.1	Employment Agreement between the Company and Keith J. Thompson (Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the period ending December 29, 2002 is hereby incorporated by reference).†
10.18.2	Severance Agreement between the Company and Keith J. Thompson (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2003 is hereby incorporated by reference).†
10.19	Employment Agreement between the Company and Philip A. Theodore. *†
10.20	Forms of Change in Control Executive Severance Package between the Company and each Vice President.* †
10.21	Agreement for Design/Build Services on a Guaranteed Maximum Cost Basis, dated March 19, 2003 by and between Serologicals Corporation (Owner) and CRB Builders.*
10.22.1	Standard Industrial/Commercial Single-Tenant Lease, dated November 22, 1999 by and David A. Beckman, as Trustee of the Beckman Family Trust and Chemicon International, Inc.*

10.22.2	First Amendment to Real Estate Lease, dated March 31, 2003 by and amount David A. Beckman, as Trustee of the Beckman Family Trust and Chemicon International, Inc.*
14.1	Code of Ethics.*
21	Subsidiaries of the Company.*
23.1	Consent of Deloitte & Touche LLP.*
31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*

*	Filed herewith

†	Compensatory Plan or Arrangement

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Serologicals Corporation has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 2004.

SEROLOGICALS CORPORATION
(Registrant)

By:	/s/ DAVID A. DODD

David A. Dodd
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Serologicals Corporation and in the capacities indicated on March 12, 2004:

Signature	Title

/s/ DAVID A. DODD David A. Dodd	President, Chief Executive Officer and Director

/s/ HAROLD W. INGALLS Harold W. Ingalls	Vice President, Finance and Chief Financial Officer

/s/ SAMUEL R. SCHWARTZ Samuel R. Schwartz	Chief Accounting Officer and Corporate Controller

/s/ DESMOND H. O’CONNELL Desmond H. O’Connell	Chairman of the Board of Directors

/s/ RALPH E. CHRISTOFFERSEN, PH.D. Ralph E. Christoffersen, Ph.D.	Director

/s/ ROBERT J. CLANIN Robert J. Clanin	Director

/s/ WADE FETZER, III Wade Fetzer, III	Director

/s/ RONALD G. GELBMAN Ronald G. Gelbman	Director

/s/ GERARD M. MOUFFLET Gerard M. Moufflet	Director

/s/ GEORGE M. SHAW, M.D., PH.D. George M. Shaw, M.D., Ph.D.	Director

/s/ LAWRENCE E. TILTON Lawrence E. Tilton	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Independent Auditors’ Report	F-2
Consolidated Balance Sheets — December 28, 2003 and December 29, 2002	F-3
Consolidated Statements of Income — For the years ended December 28, 2003,
December 29, 2002 and December 30, 2001	F-4
Consolidated Statements of Stockholders’ Equity — For the years ended December 28, 2003,
December 29, 2002 and December 30, 2001	F-5
Consolidated Statements of Cash Flows — For the years ended December 28, 2003,
December 29, 2002 and December 30, 2001	F-6
Notes to Consolidated Financial Statements	F-7

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders of
Serologicals Corporation:

      We have audited the consolidated balance sheets of SEROLOGICALS CORPORATION AND SUBSIDIARIES (the “Company”) as of December 28, 2003 and December 29, 2002, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended December 28, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Serologicals Corporation and Subsidiaries as of December 28, 2003 and December 29, 2002, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 28, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company as of December 31, 2001.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia

February 27, 2004

SEROLOGICALS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 28, 2003 and December 29, 2002
(in thousands, except share amounts)

	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$48,564	$15,242
Trade accounts receivable, less allowance for doubtful accounts of $1,214 and $954 at December 28, 2003 and December 29, 2002, respectively	34,126	22,090
Inventories	33,826	19,535
Other current assets	10,982	5,546
Discontinued operations (NOTE 4)	7,019	19,302

Total current assets	134,517	81,715

PROPERTY AND EQUIPMENT, net	73,204	48,725

DISCONTINUED OPERATIONS (NOTE 4)	5,613	15,824

OTHER ASSETS:
Goodwill	93,577	30,812
Intangible assets, net	49,881	13,765
Other assets	1,386	324

Total other assets	144,844	44,901

Total assets	$358,178	$191,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,547	$4,211
Accrued liabilities	22,346	10,518
Discontinued operations (NOTE 4)	2,864	1,518

Total current liabilities	29,757	16,247

CONVERTIBLE DEBENTURES (NOTE 8)	130,916	—

DEFERRED INCOME TAXES (NOTE 12)	18,181	4,062

OTHER LIABILITIES	180	134

DISCONTINUED OPERATIONS (NOTE 4)	172	352

COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 1,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 50,000,000 shares authorized, 28,061,790 and 27,730,053 shares issued and outstanding at December 28, 2003 and December 29, 2002, respectively	281	277
Additional paid-in capital	121,130	118,116
Retained earnings	73,717	72,211
Accumulated other comprehensive income	4,191	113
Less: common stock held in treasury; 3,288,000 shares at December 28, 2003 and December 29, 2002	(20,347)	(20,347)

Total stockholders’ equity	178,972	170,370

Total liabilities and stockholders’ equity	$358,178	$191,165

The accompanying notes are an integral part of these consolidated balance sheets.

SEROLOGICALS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 28, 2003, December 29, 2002 and December 30, 2001
(in thousands, except share and per share amounts)

	2003	2002	2001

NET SALES	$146,915	$99,289	$53,564
COSTS AND EXPENSES:
Cost of sales	65,675	47,076	22,878
Selling, general and administrative expenses	43,668	33,811	18,601
Research and development	6,214	5,628	1,665
Amortization of intangibles	2,175	895	1,013
Special charges (NOTE 5)	2,778	1,909	872

OPERATING INCOME	26,405	9,970	8,535
Other expense, net	180	31	72
Write-off of deferred financing costs	4,492	—	—
Interest expense	4,384	239	512
Interest income	(255)	(637)	(1,651)

INCOME FROM CONTINUING OPERATIONS	17,604	10,337	9,602
PROVISION FOR INCOME TAXES	5,537	3,617	3,380

NET INCOME FROM CONTINUING OPERATIONS	12,067	6,720	6,222
Income (loss) from discontinued operations (NOTE 4)	(10,561)	7,229	10,870

NET INCOME	$1,506	$13,949	$17,092

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.49	$0.28	$0.26
Discontinued operations	(0.43)	0.29	0.46

Net income	$0.06	$0.57	$0.72

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.48	$0.27	$0.26
Discontinued operations	(0.42)	0.29	0.44

Net income	$0.06	$0.56	$0.70

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	24,549,322	24,356,852	23,748,764

Diluted	24,960,208	24,837,205	24,438,505

The accompanying notes are an integral part of these consolidated statements.

SEROLOGICALS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 28, 2003, December 29, 2002 and December 30, 2001
(in thousands, except share amounts)

					Accumulated
					Other
	Common Stock		Additional		Comprehensive	Treasury Stock
			Paid-In	Retained	Income
	Shares	Amount	Capital	Earnings	(Loss)	Shares	Amount	Total

BALANCE, December 31, 2000	26,088,795	$261	$97,420	$41,170	$(144)	(3,268,000)	$(20,000)	$118,707
Comprehensive income:
Net income	—	—	—	17,092	—	—	—	17,092
Foreign currency translation adjustments, net of tax of $209	—	—	—	—	(407)	—	—	(407)

Comprehensive income	—	—	—	17,092	(407)	—	—	16,685

Exercise of stock options	1,241,185	12	13,122	—	—	—	—	13,134
Conversion of common stock warrants	98,530	1	(1)	—	—	—	—	—
Shares issued through employee stock purchase plans	27,280	1	178	—	—	—	—	179
Deferred and other compensation	—	—	91	—	—	—	—	91
Tax effect of stock option exercise	—	—	3,679	—	—	—	—	3,679

BALANCE, December 30, 2001	27,455,790	275	114,489	58,262	(551)	(3,268,000)	(20,000)	152,475
Comprehensive income:
Net income	—	—	—	13,949	—	—	—	13,949
Foreign currency translation adjustments, net of tax of $357	—	—	—	—	664	—	—	664

Comprehensive income	—	—	—	13,949	664	—	—	14,613

Exercise of stock options	249,405	2	2,323	—	—	—	—	2,325
Shares issued through employee stock purchase plans	24,858	—	326	—	—	—	—	326
Deferred and other compensation	—	—	198	—	—	—	—	198
Repurchase of common stock	—	—	—	—	—	(20,000)	(347)	(347)
Tax effect of stock option exercise	—	—	780	—	—	—	—	780

BALANCE, December 29, 2002	27,730,053	277	118,116	72,211	113	(3,288,000)	(20,347)	170,370
Comprehensive income:
Net income	—	—	—	1,506	—	—	—	1,506
Foreign currency translation adjustments, net of tax of $1,916	—	—	—	—	4,078	—	—	4,078

Comprehensive income	—	—	—	1,506	4,078	—	—	5,584

Exercise of stock options	287,553	3	1,956	—	—	—	—	1,959
Shares issued through employee stock purchase plans	42,391	1	352	—	—	—	—	353
Deferred and other compensation	1,793	—	83	—	—	—	—	83
Tax effect of stock option exercise	—	—	623	—	—	—	—	623

BALANCE, December 28, 2003	28,061,790	$281	$121,130	$73,717	$4,191	(3,288,000)	$(20,347)	$178,972

The accompanying notes are an integral part of these consolidated statements.

SEROLOGICALS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 28, 2003, December 29, 2002 and December 30, 2001
(in thousands)

	2003	2002	2001

OPERATING ACTIVITIES:
Net income	$1,506	$13,949	$17,092
Income (loss) from discontinued operations	(10,561)	7,229	10,870

Net income from continuing operations	12,067	6,720	6,222
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	9,477	5,433	3,492
Tax benefit from exercise of stock options	623	780	3,679
Deferred and other compensation	83	198	91
Deferred income tax provision	(1,257)	2,908	1,637
Non-cash special charges and write-off of deferred financing costs	6,402	347	—
Changes in operating assets and liabilities, net of acquisitions of businesses:
Trade accounts receivable, net	(6,518)	(11,075)	(806)
Inventories	(6,552)	(2)	1,024
Other assets	961	1,771	1,576
Accounts payable	(1,185)	(376)	(2,332)
Accrued liabilities	4,895	165	(545)
Other, net	(891)	373	(56)

Total adjustments	6,038	522	7,760

Net cash provided by operating activities	18,105	7,242	13,982

INVESTING ACTIVITIES:
Purchases of property and equipment	(19,644)	(11,457)	(3,098)
Purchases of businesses, net of cash acquired	(97,344)	(327)	(41,369)
Other, net	(246)	—	—

Net cash used in investing activities	(117,234)	(11,784)	(44,467)

FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures	130,000	—	—
Proceeds from issuance of term loan	82,500	—	—
Repayment of term loan	(82,500)	—	—
Payments on long-term debt and capital lease obligations	(387)	(4,040)	(191)
Proceeds from stock plans and warrants	2,312	2,651	13,313
Payment of debt issuance costs	(8,931)	(537)	—
Repurchase of common stock	—	(347)	—

Net cash provided by (used in) financing activities	122,994	(2,273)	13,122

Net cash provided by discontinued operations	11,282	10,390	6,146

Effects of exchange rate changes on cash and cash equivalents	(1,825)	(452)	(180)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	33,322	3,123	(11,397)
CASH AND CASH EQUIVALENTS, beginning of year	15,242	12,119	23,516

CASH AND CASH EQUIVALENTS, end of year	$48,564	$15,242	$12,119

SUPPLEMENTAL DISCLOSURE:
Accrued acquisition consideration	$—	$—	$570
Accrued purchase of property and equipment	1,235	—	612

The accompanying notes are an integral part of these consolidated statements.

SEROLOGICALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 28, 2003, December 29, 2002 and December 30, 2001

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

      The Company conducts operations of its research segment through Chemicon International (“Chemicon”), which was acquired effective April 1, 2003. Chemicon provides a broad range of specialty reagents, kits, antibodies and molecular biology tools to biotechnology, pharmaceutical and academic research customers working in the areas of neuroscience, infectious disease, drug discovery, cancer research, stem cell research and proteomics. Chemicon is also a leading supplier of monoclonal antibodies, conjugates, antibody blends and kits for use in diagnostic laboratories. Chemicon, headquartered in Temecula, California, has manufacturing and distribution operations in California, Australia and the United Kingdom.

      The Company manufactures cell culture and diagnostic products in facilities located in North America and the United Kingdom. The Company operates protein fractionation facilities located in Kankakee, Illinois and Toronto, Ontario and has a third facility under construction in Lawrence, Kansas. These facilities provide a variety of highly purified proteins used in diagnostic reagents and cell culture media components for use in the development and manufacturing of biotechnology products. Additionally, these facilities produce a line of highly purified animal proteins known as cell culture media components that are used primarily by biopharmaceutical and biotechnology companies as nutrient additives in cell culture media. One example of these media components is EX-CYTE®, which is produced through a patented manufacturing process. The Company manufactures monoclonal antibodies in its Scotland facility. The monoclonal antibodies are used in diagnostic products such as blood typing reagents and in controls for diagnostic tests for certain infectious diseases. The Company also operates a facility in Milford, Massachusetts that includes a central distribution facility as well as operations related to production of substrates used in diagnostic assays.

      The industries in which the Company operates are subject to strict regulation and licensing by the FDA and similar regulatory bodies in many of the states and foreign countries where the Company or its customers conduct business. Changes in existing federal, state or foreign laws or regulations could have an adverse effect on the Company’s business.

      The Company generates significant sales outside the United States and is subject to risks generally associated with international operations. The Company’s operations in the United Kingdom, Australia and Canada, which accounted for approximately 30% of the Company’s net sales in 2003, generate certain net sales and incur expenses in foreign currencies. Accordingly, the Company’s financial results from international operations may be affected by fluctuations in currency exchange rates.

2.	Summary of Significant Accounting Policies

Basis of Presentation

      The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company’s fiscal period end for financial reporting purposes is the last Sunday of each period and the fiscal year ends on the Sunday closest to December 31. Fiscal years 2003, 2002 and 2001 included 52 weeks.

SEROLOGICALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Accounts Receivable

      The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $1.2 million and $1.0 million at December 28, 2003, and December 29, 2002, respectively.

Inventories

      Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. Market for product inventories is net realizable value and for supplies is replacement cost.

      Inventories at December 28, 2003 and December 29, 2002 consisted of the following (in thousands):

	2003	2002

Raw materials	$9,097	$4,167
Work in process	10,554	4,132
Finished goods	14,175	11,236

	$33,826	$19,535

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

      Software developed or acquired for internal use is accounted for in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). SOP 98-1 requires certain direct development costs associated with internal-use software to be capitalized, including external direct costs of material and services and payroll costs for employees devoting time to the software projects. Costs incurred during the preliminary project stage, as well as for maintenance and training are expensed as incurred. During 2003 and 2002, the Company capitalized costs associated with

SEROLOGICALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

various projects totaling approximately $1.0 million and $3.0 million, respectively. As of December 28, 2003 and December 29, 2002, the net book value of capitalized software project costs was approximately $3.5 million and $3.7 million, respectively. Capitalized software project costs are depreciated over 5 years and are included in “Furniture, fixtures and equipment” in the following table.

      Property and equipment at December 28, 2003 and December 29, 2002 consisted of the following (in thousands):

	2003	2002

Land, buildings and improvements	$21,315	$21,407
Leasehold improvements	7,912	2,296
Furniture, fixtures and equipment	46,876	34,222
Construction in progress	18,760	4,766

Total property and equipment	94,863	62,691
Accumulated depreciation and amortization	(21,659)	(13,966)

Property and equipment, net	$73,204	$48,725

      Construction in progress at December 28, 2003 relates primarily to expenditures on the construction of the Company’s new protein fractionation facility in Lawrence, Kansas.

      Consolidated depreciation expense was $6.6 million, $4.2 million and $2.5 million in 2003, 2002 and 2001, respectively.

Goodwill and Other Intangible Assets

      Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” requires companies to cease amortizing goodwill and establishes a new method for testing goodwill for impairment on an annual basis (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). SFAS No. 142 also requires that an identifiable intangible asset which is determined to have an indefinite useful economic life not be amortized, but be separately tested for impairment using a fair value based approach.

      The changes in the carrying amount of goodwill during 2003 and 2002 are summarized as follows (in thousands):

	Research	Cell Culture	Diagnostic
	Products	Products	Products	Total

Balance as of December 30, 2001	$—	$24,320	$2,626	$26,946
Goodwill acquired during the year	1,211	2,271	384	3,866

Balance as of December 29, 2002	1,211	26,591	3,010	30,812
Goodwill acquired during the year	62,765	—	—	62,765

Balance as of December 28, 2003	$63,976	$26,591	$3,010	$93,577

      The Company tested goodwill and intangible assets with indefinite useful lives as of June 29, 2003 for impairment, as required by SFAS No. 142, utilizing a combination of valuation techniques including the expected present value of future cash flows, a market multiple approach, and a comparable transaction approach. The analysis did not result in an impairment during fiscal 2003. As of December 28, 2003 the Company does not believe any of its goodwill or long-lived assets are impaired.

SEROLOGICALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over 22 1/2 years. Had the Company accounted for goodwill and intangibles with indefinite useful lives consistent with the provisions of SFAS No. 142 in prior periods, the Company’s net income would have been affected as follows (in thousands, except per share data):

	2003	2002	2001

Reported net income	$1,506	$13,949	$17,092
Add back: goodwill amortization, net of tax	—	—	920

Adjusted net income	$1,506	$13,949	$18,012

Basic earnings per share:
Reported net income	$0.06	$0.57	$0.72
Add back: goodwill amortization, net of tax	—	—	0.04

Adjusted net income	$0.06	$0.57	$0.76

Diluted earnings per share:
Reported net income	$0.06	$0.56	$0.70
Add back: goodwill amortization, net of tax	—	—	0.04

Adjusted net income	$0.06	$0.56	$0.74

      Developed products, patents and proprietary know-how, customer relationships, trademarks and other intangibles are initially measured based on their fair values and amortized over their estimated economic life. Costs relating to obtaining the Debentures (Note 8) and Revolver (Note 9) are capitalized and amortized over the term of the related debt using the straight-line method. The following table sets forth the gross balance and accumulated amortization of all intangible assets as of December 28, 2003 and December 29, 2002 (in thousands):

		2003		2002
	Weighted
	Average		Accumulated		Accumulated
	Life	Gross	Amortization	Gross	Amortization

Amortized intangible assets:
Developed products	18.6 years	$24,000	$(1,013)	$—	$—
Patents and proprietary know-how	15 years	11,354	(1,563)	11,500	(796)
Customer relationships	20 years	2,500	(255)	2,500	(130)
Debt issuance costs	5 years	4,518	(357)	537	(146)
Other intangibles	6.5 years	1,547	(150)	—	—

		$43,919	$(3,338)	$14,537	$(1,072)

Unamortized intangible assets:
Trademarks		$9,300	$—	$300	$—

      The consolidated amortization of all intangibles assets was approximately $2.9 million, $1.2 million and $1.0 million in 2003, 2002 and 2001, respectively. Amortization expense is expected to be $3.3 million in 2004 through 2007 and $3.0 million in 2008. Amortization of debt issuance costs is included in “Interest expense” and amortization of the remaining intangible assets is included in “Amortization of intangibles” in the accompanying Consolidated Statements of Income.

SEROLOGICALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Liabilities

      Accrued liabilities at December 28, 2003 and December 29, 2002 consisted of the following (in thousands):

	2003	2002

Accrued payroll, bonuses, severance and related benefits	$7,211	$4,156
Accrued taxes	3,873	352
Accrued royalties	2,880	—
Accrued interest	1,890	75
Accrued purchase of property and equipment	1,235	—
Accrued inventory	957	156
Deferred revenue	750	668
Other	3,550	5,111

	$22,346	$10,518

Revenue Recognition and Deferred Revenue

      The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable. In instances where final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met. Cash payments received in advance are recorded as deferred revenue. In certain situations, the Company permits returns of products, in accordance with contractual agreements with certain customers, if returned in a timely manner, in good condition, from normal channels of distribution. Revenue is recorded net of an allowance for estimated returns, price concessions, and other discounts. Such allowance is reflected as a reduction to accounts receivable when the Company grants credits for such items; otherwise, it is reflected as a liability. Allowances for returns are provided for based upon an analysis of the Company’s historical pattern of returns matched against the sales from which they originated. The Company establishes a warranty reserve at the time revenue is recorded. The Company’s warranty reserve was approximately $0.5 million and $0.2 million at December 28, 2003 and December 29, 2002, respectively. See “Schedule 2 — Valuation and Qualifying Accounts” for detail of changes in the warranty reserve.

      Milestone-based fees are recognized upon completion of specified milestones according to contract terms. In general, the Company recognizes revenue on signing of a license agreement that grants rights to a product or technology to a third party if the Company has no further obligation to provide products or services to the third party after granting the license. Royalties from licensees are based on third-party sales of licensed products and are recorded in accordance with contract terms when third-party results are reliably measurable and collectibility is reasonably assured. Royalty estimates are made in advance of amounts collected using historical and forecasted trends. Revenue from milestone agreements and license arrangements was $0.1 million and $2.0 million, respectively, in 2003. Revenue from these sources were immaterial in 2002 and 2001.

Shipping and Handling Costs

      The Company’s shipping and handling costs are included in “Cost of sales” in the accompanying Consolidated Statements of Income for all periods presented.

Research and Development Costs

      All research and development costs are charged to operations as incurred and included in “Research and development” in the accompanying Consolidated Statements of Income.

SEROLOGICALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Operations

      The financial statements of the Company’s manufacturing operations located in the United Kingdom, Australia, and Canada have been translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation.” Under SFAS No. 52, all balance sheet accounts are translated at the year-end exchange rate. Income statement items are translated at the average exchange rate for the year. Translation adjustments are not included in determining net income but are accumulated and reported as a component of stockholders’ equity and comprehensive income. Realized gains and losses, which result from foreign currency transactions, are included in “Other expenses, net” within the accompanying Consolidated Statements of Income. Realized foreign currency losses were $0.2 million in 2003. Realized foreign currency gains (losses) were immaterial in 2002 and 2001.

Earnings Per Share

      Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. The calculation of the Company’s diluted earnings per share is similar to basic earnings per share, except that net income is adjusted by the after-tax interest expense on convertible indebtedness that is dilutive and the weighted average number of shares includes the dilutive effect of stock options, stock awards, convertible indebtedness and similar instruments.

      The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	2003	2002	2001

Numerator:
Net income from continuing operations	$12,067	$6,720	$6,222
Income (loss) from discontinued operations	(10,561)	7,229	10,870

Net income	$1,506	$13,949	$17,092

Denominator:
Basic earnings (loss) per share — weighted average shares outstanding	24,549	24,357	23,749
Effect of dilutive securities:
Stock options and warrants	388	466	678
Common stock awards	23	14	11

Diluted earnings (loss) per share — weighted average shares outstanding	24,960	24,837	24,438

Basic earnings (loss) per share:
Continuing operations	$0.49	$0.28	$0.26
Discontinued operations	(0.43)	0.29	0.46

Net income	$0.06	$0.57	$0.72

Diluted earnings (loss) per share:
Continuing operations	$0.48	$0.27	$0.26
Discontinued operations	(0.42)	0.29	0.44

Net income	$0.06	$0.56	$0.70

SEROLOGICALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The diluted earnings (loss) per share calculation for 2003, 2002 and 2001 excludes the effect of options to purchase approximately 1.0 million, 0.9 million and 0.3 million shares, respectively, as the option price exceeded the average market price for the Company’s stock during the period and thus their effect was anti-dilutive.

      The Company also excluded from the calculation of dilutive earnings (loss) per share approximately 8.8 million shares issuable upon conversion of the $130.0 million principal amount of the Company’s 4.75% Convertible Senior Subordinated Debentures due August 15, 2033 (“Debentures”) (Note 8). These shares were excluded from the calculation of dilutive earnings (loss) per share as the conversion requirements were not met during 2003.

Stock-Based Compensation Plan

      At December 28, 2003, the Company had three stock-based employee compensation plans, which are described more fully in Note 7. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts):

	2003	2002	2001

Net income, as reported	$1,506	$13,949	$17,092
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	2,482	1,119	2,209

Pro forma net income (loss)	$(976)	$12,830	$14,883

Earnings (loss) per share:
Basic — as reported	$0.06	$0.57	$0.72
Basic — pro forma	(0.04)	0.53	0.63
Diluted — as reported	$0.06	$0.56	$0.70
Diluted — pro forma	(0.04)	0.53	0.62

      Under SFAS No. 123, the fair value of stock-based awards is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely-tradable, fully-transferable options without vesting restrictions, which differ significantly from the Company’s stock option grants. These models also require subjective assumptions, including future stock price volatility and expected lives of each option grant. The fair value for each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2003	2002	2001

Expected life (years)	4.3	4.2	4.6
Dividend yield	0%	0%	0%
Expected stock price volatility	65%	65%	100%
Risk-free interest rate	2.06%	4.14%	4.15%

      Using these assumptions, the weighted average fair value per share of options granted in 2003, 2002 and 2001 was $6.10, $10.73 and $12.52, respectively.

SEROLOGICALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

      In January 2003, as revised in December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for the periods ending after December 15, 2003 for certain types of entities and after March 15, 2004 for other types of entities. The Company does not expect the adoption of FIN 46 will have a material effect on its consolidated financial statements.

3.	Acquisitions

Acquisition of Chemicon International, Inc.

      Effective April 1, 2003, Serologicals completed the acquisition of 100% of the common stock of Chemicon, a privately-owned company based in Temecula, California. Chemicon has manufacturing, distribution and research and development operations in California, Australia and the United Kingdom. Chemicon provides a broad range of specialty reagents, kits, antibodies and molecular biology tools to biotechnology, pharmaceutical and academic research customers working in the areas of neuroscience, infectious disease, drug discovery, cancer research, stem cell research and proteomics. Chemicon is also a leading supplier of monoclonal antibodies, conjugates, antibody blends and kits for use in the diagnostic laboratory. The acquisition of Chemicon greatly expanded the Company’s range of products and customers within the research market. The purchase price of $95 million in cash was initially funded with the proceeds from an $82.5 million five-year term loan and cash on hand. The results of operations of Chemicon are included in the Company’s financial statements beginning April 1, 2003.

      The components of the total purchase price are presented below (in thousands):

Cash paid at closing	$95,000
Direct costs of acquisition	2,392
Current liabilities assumed	7,444
Long-term liabilities assumed	12,012

$116,848

      The Company has allocated the purchase price based on the estimated fair values of the assets and liabilities as follows (in thousands):

Cash and cash equivalents	$295
Accounts receivable, net of allowance	4,932
Inventory	7,234
Other current assets	1,983
Property and equipment	5,556
Developed products	24,000
Trademarks and trade names	9,000
Other intangible assets	1,330
Goodwill	62,518

$116,848

SEROLOGICALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company allocated the purchase price to the fair value of identifiable long-lived assets and intangibles based on a number of factors, including an independent third party appraisal. None of the goodwill related to the acquisition of Chemicon is expected to be deductible for tax purposes. Chemicon is included in the research products segment. The following table sets forth the weighted average lives for the intangible assets acquired:

Weighted
Description	Average Life

Developed products	18.6 years
Trademarks and trade names	Indefinite
Other intangible assets	6.5 years
Goodwill	Indefinite

      In connection with the allocation of the purchase price, and after considering the results of the independent appraisal, the Company determined that none of the purchase price should be allocated to in-process research and development projects, since Chemicon’s research and development efforts are focused primarily on developing applications and uses of existing technologies.

      The Company is continuing its evaluation of a restructuring of certain components of Chemicon’s operations. Any costs incurred related to a restructuring resulting from this evaluation will be recorded to goodwill as an adjustment to the purchase price of Chemicon in accordance with Emerging Issues Task Force (“EITF”) 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” These costs may include termination benefits, relocation costs, asset impairments and lease commitments. The Company expects to complete its plan before the end of the first quarter of 2004.

Acquisition of Intergen Company, L.P.

      On December 13, 2001, the Company completed the acquisition of Intergen Company, L.P. (“Intergen” or “Intergen Company”), a privately held limited partnership. The assets, liabilities and results of operations of Intergen have been included in the Company’s consolidated financial statements since the date of acquisition. Intergen was a developer, manufacturer and supplier of a variety of biological products and technologies to the life sciences industry. The acquisition of Intergen greatly expanded the Company’s range of products and customers within the life sciences industry, particularly within the research and pharmaceutical drug development sectors and enhanced the Company’s research and development capabilities. Intergen was fully integrated into the Company during 2002. The operating results of the former Intergen Company are included in the Company’s Cell Culture, Diagnostic and Research segments.

      The total consideration was $58.4 million, which includes cash paid to date, direct costs of acquisition and liabilities assumed. The Company entered into an earnout agreement with Intergen’s partners, which required the Company to pay additional consideration to Intergen’s partners based on a defined formula if Intergen’s sales exceeded $8 million during the first quarter of 2002. This provision resulted in a payment in July 2002 of approximately $0.3 million that was recorded as an adjustment to goodwill on the accompanying Consolidated Balance Sheets and is included in the total consideration above. Also, a second component of the earnout agreement requires the Company to pay additional consideration based on a formula related to sales arising from certain Intergen technologies over a five year period ending December 31, 2006. Payments made under the earnout agreement are treated as additional consideration and accounted for as additional goodwill. The Company paid $0.2 million, included in the total consideration above, under this component of the earnout agreement during 2003. No payments were made under this component of the earnout agreement during 2002.

      During 2002, the Company recorded several additional purchase price adjustments to goodwill totaling $3.7 million. These adjustments included additional severance costs related to the acquisition, adjustments to the preliminary opening inventory valuation based on the final analysis, a discount related to early payment of

SEROLOGICALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a supplier note payable and an accrual for certain license agreements. Additionally in 2002, the Company reversed into income $0.4 million of allowance for doubtful accounts, offset by an additional $0.4 million accruals for certain pre-acquisition expenses.

      The Company has reached an agreement in principal with the former partners of Intergen to settle an indemnification claim for recovery of certain costs incurred as a result of material breaches of representations and warranties under the terms of the purchase agreement. The expected settlement is in a range of $1.0 million to $1.5 million and is expected to be finalized during the first quarter of 2004. No provision for recovery has been recorded in 2003.

Proformas

      The following table summarizes the results of Serologicals on a pro forma basis for the years ended December 28, 2003 and December 29, 2002 as if the acquisition of Chemicon had occurred at the beginning of the period. The 2003 pro forma results exclude certain expenses totaling approximately $0.4 million that were recorded by Chemicon as a result of the acquisition. These costs primarily include professional and other fees paid as a direct result of the transaction. These results do not purport to represent what the results of operations for Serologicals would have actually been or to be indicative of the future results of operations of Serologicals (in thousands, except per share amounts).

	2003	2002

Revenue	$158,065	$139,594
Net income from continuing operations	11,887	4,355
Net income	1,326	11,584
Net income from continuing operations per common share:
Basic	$0.48	$0.18
Diluted	0.48	0.18
Net income per common share:
Basic	$0.05	$0.48
Diluted	0.05	0.47

4.	Discontinued Operations

      On July 10, 2003, the Company announced its intention to exit the therapeutic plasma business. As a result, this business was classified as a discontinued operation as it met the criteria prescribed by SFAS No. 144, “Impairment of Long-Lived Assets and Discontinued Operations.” The therapeutic plasma business consisted of the Company’s ten plasma collection centers and a central testing laboratory. On December 19, 2003, the Company executed a definitive Stock Purchase Agreement to sell the therapeutic plasma business to Gradipore Limited (“Gradipore”), a company based in Sydney, Australia, effective December 28, 2003. This transaction was completed on January 15, 2004. The Company received $3.5 million in cash at closing. Gradipore also assumed $1.3 million of current and long term liabilities of the business. The balance consisted of two secured promissory notes; a short term note in the amount of $1.5 million bearing interest at London Interbank Offered Rate (“LIBOR”) plus 5% due on December 31, 2004, and a long term note (“Long Term Note”), which was recorded at its estimated net realizable value of $6.4 million. The Long Term Note is non-interest bearing and includes payment terms of $1.0 million on July 31, 2004 and quarterly payments of $1.1 million beginning on April 30, 2005 through July 31, 2007. These payments may be partially deferred until July 31, 2007 if certain revenue goals are not achieved by the therapeutic plasma business, as defined in the Stock Purchase Agreement.

SEROLOGICALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During 2003, the Company recorded an impairment loss of $12.6 million, based on the total consideration received for this transaction, which is included as a component of “Income (loss) from discontinued operations” in the accompanying Consolidated Statements of Income. No additional gain or loss was recorded in January 2004 at the time of closing. The Company retained approximately $1.8 million of accrued liabilities related to the therapeutic plasma business.

      The Company has guaranteed real estate lease obligations totaling approximately $4.2 million related to the therapeutic plasma business. If Gradipore defaults on the lease payments, the Company would be required to assume these leases. The Company has also indemnified Gradipore, up to a cap of $2.0 million, for certain matters specified in the Stock Purchase Agreement, including material breaches of representations and warranties. The Company has accrued a stand ready obligation of $0.2 million in accordance with FASB Interpretation No. 45, “Guarantor Accounting and Disclosure Requirement for Guarantees” for these guarantees.

      The Company has retained the rights to any amounts realized from a pending claim asserted against a therapeutic plasma customer for an equitable adjustment relating to a plasma supply agreement. The claim seeks recovery of approximately $4.8 million in excess costs incurred by the Company in connection with changes in the protocol for collection of vaccinia immune globulin. No amounts with respect to this claim have been recorded in the accompanying Consolidated Statements of Income because the Company is unable to predict the outcome of this claim.

      At December 28, 2003, the assets of discontinued operations have been reclassified on the accompanying Consolidated Balance Sheets to reflect the anticipated realization based on the maturities of the net realizable value of the total consideration. The following table presents the assets and liabilities of discontinued operations (in thousands):

	December 28,	December 29,
	2003	2002

Assets:
Cash overdraft	$(70)	$(2,392)
Trade accounts receivable	6,112	13,778
Inventories	5,481	6,770
Other current assets	127	1,146
Property and equipment, net	943	6,736
Goodwill and other intangible assets	—	8,861
Other noncurrent assets	39	227

Total assets	12,632	35,126
Less: Amounts presented as current	7,019	19,302

Amounts presented as long-term	$5,613	$15,824

Liabilities:
Accounts payable and accrued liabilities	$2,864	$1,518
Noncurrent liabilities	172	352

	$3,036	$1,870

SEROLOGICALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table contains results of operations from discontinued operations (in thousands):

	2003	2002	2001

Net sales	$29,736	$46,181	$56,228
Cost of sales	26,676	29,551	34,749

Gross profit	3,060	16,630	21,479
Selling, general and administrative	3,772	4,164	4,920
Research and development	550	—	—
Amortization of intangibles	13	57	503
Impairment loss	12,554	—	—
Special charges (credits)	1,657	1,319	(811)

Operating income (loss)	(15,486)	11,090	16,867
Other (income) expenses, net	110	(32)	(117)

Income (loss) before taxes	(15,596)	11,122	16,984
Income tax (benefit) provision	(5,035)	3,893	6,114

Income (loss) from discontinued operations	$(10,561)	$7,229	$10,870

      As part of the therapeutic plasma disposition, the Company sold certain products and related inventory comprised of human-sourced disease state polyclonal antibodies. Sales and gross margin for these products are included in the Diagnostic segment in the accompanying Consolidated Statement of Income. The following table sets forth net sales and gross profit of such products that are included in the accompanying Consolidated Statements of Income prior to the sale (in thousands):

	2003	2002	2001

Net sales	$2,812	$3,888	$5,535
Gross profit	153	2,039	3,742

5.	Special Charges

2003

      During 2003, the Company approved a plan to transfer the responsibility for manufacturing and distribution of research products produced at the Gaithersburg, Maryland facility to Chemicon. This transfer is expected to provide a more competitive focus for the manufacturing, sales and distribution of these products. In addition, the Company continued to review its infrastructure to ensure the staffing is optimal to focus on the primary growth areas related to the Company’s strategic plan. As a result of these efforts, including its ongoing product rationalization initiatives, the Company reduced its workforce at various locations including Gaithersburg, Kankakee, Milford and the corporate office. As a result of these restructurings, the Company recorded $1.7 million in “Special charges” in the accompanying Consolidated Statements of Income. The components of the special charge included approximately $0.6 million for employee severance, $0.8 million related to the impairment of certain long-lived assets at Gaithersburg, Maryland, $0.1 million of lease termination costs and $0.2 million of other miscellaneous costs. Employee termination costs included approximately 30 employees and are expected to be paid by the end of 2004.

      The Company also incurred $0.9 million of special charges in 2003, resulting from the Bovine Spongiform Encephalopathy (“BSE”) or “mad-cow” disease scare in Canada. This charge included costs associated with writing off certain inventory that had been sourced from Canadian raw materials and the cost of shutting down and cleaning a section of the Toronto manufacturing facility to prepare for the switchover to U.S.-sourced raw

SEROLOGICALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

materials. Prior to the announcement that a single cow had tested positive for BSE, the Company procured certain bovine raw materials from Canadian sources. As a result of this issue, and after discussions with customers, the Company began sourcing all bovine raw materials used in the Toronto facility from the United States. The Toronto plant was partially shut down for approximately one month during the year for cleaning and sanitization. Additionally, certain inventory that was manufactured in Canada and scheduled to be shipped to international customers was delayed by foreign governments. The United States Department of Agriculture ban on Canadian imports of bovine materials prevented the transfer of products from Toronto to the Company’s distribution facility in Massachusetts for part of the third quarter of 2003.

      Additionally in 2003, the Company recorded a special charge of $0.1 million related to a loss associated with an equipment failure at the Toronto facility.

2002

      During 2002, the Company recorded a charge of $1.9 million related primarily to the reorganization of the research and development organization, as well as personnel restructurings within the sales organization and at the Company’s manufacturing locations in Canada and Scotland. The components of the charge included $1.3 million for severance and termination benefits, $0.1 million for relocation costs, $0.1 million related to lease obligations and $0.3 million related to the write-off of certain long-lived assets. The severance payments covered approximately 30 employees. Severance payments and lease obligations were paid by the end of 2003.

2001

      During the second quarter of 2001, the Company recorded a charge for $0.9 million to write off incremental external due diligence costs related to the evaluation of the potential acquisition of Intergen. At the time of the charge, the Company did not consider the acquisition probable of being completed. Subsequently, negotiations resumed with Intergen and all incremental external direct costs incurred after that date were capitalized and included as a component of the purchase price. The Company also recorded a special charge of approximately $0.2 million in 2001 to cover severance costs.

      Additionally in 2001, the Company reversed an accrual totaling approximately $0.3 million representing amounts recorded for contingencies as part of the acquisition of the Kankakee facility in December 1998. The Company determined these amounts were no longer required to be maintained as all material anticipated contingencies were resolved.

      The following table summarizes special charges by segment (in thousands):

	2003	2002	2001

Research products	$1,163	$112	$—
Cell culture products	1,218	174	(300)
Diagnostic products	127	940	—
Corporate	270	683	1,172

	$2,778	$1,909	$872

SEROLOGICALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the activity in the accrual for termination benefits and other costs for the periods ended December 28, 2003 and December 29, 2002, respectively (in thousands):

	Balance,		Cash	Noncash	Balance,
Description	12/29/02	Expenses	Expenditures	Write-offs	12/28/03

Employee termination costs	$942	$647	$(1,439)	$—	$150
Lease termination costs	70	120	(190)	—	—
Asset impairment	—	1,719	—	(1,719)	—
Other	—	292	(101)	(191)	—

	$1,012	$2,778	$(1,730)	$(1,910)	$150

	Balance,		Cash	Noncash	Balance,
Description	12/30/01	Expenses	Expenditures	Write-offs	12/29/02

Employee termination costs	$200	$1,281	$(539)	$—	$942
Relocation costs	—	140	(140)	—	—
Lease termination costs	—	120	(50)	—	70
Asset impairment	—	347	—	(347)	—
Other	—	21	—	(21)	—

	$200	$1,909	$(729)	$(368)	$1,012

      The remaining accrual of $0.2 million at December 28, 2003 is included in “Accrued liabilities” in the accompanying Consolidated Balance Sheets and will be paid during 2004.

6.	Stockholders’ Equity

Stockholder Rights Plan

      On July 26, 1999, the Board of Directors adopted a stockholder rights plan, pursuant to which one preferred stock purchase right (a “Right”) was distributed for each outstanding share of common stock held of record on August 25, 1999. Each Right represents a right to purchase, under certain circumstances, one one-thousandth (1/1000) of a share of a new series of preferred stock at an exercise price of $45.00. If any person or group acquires 15% or more of the common stock of the Company (except in transactions approved by the Board of Directors of the Company in advance), each Right will then entitle its holder, other than the person or group owning 15% or such other persons or groups, to acquire, at the exercise price, shares of the Company’s common stock with a market value equal to twice the exercise price. The Company may elect, however, to exchange a newly issued share of the Company’s common stock for each Right. If any person or group owns 15% or more of the Company’s common stock, and the Company is acquired in a merger or other business combination, or if 50% of its earning power or assets are sold, each Right will entitle its holder, other than the person or group owning 15%, to acquire, at the exercise price, shares of the acquiring company’s common stock with a market value of twice the exercise price.

      Persons owning 15% or more of Company’s common stock on the date the plan was adopted were exempt, so long as they do not acquire an additional number of shares greater than 2% of the outstanding shares, other than in a transaction approved by the Board of Directors of the Company in advance. The Rights expire on August 2, 2009.

SEROLOGICALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capital Stock

      Under the terms of its amended and restated articles of incorporation, the Company has authorized 50,000,000 shares of common stock and 1,000,000 shares of preferred stock that may contain such preferences and rights as determined by the Company’s Board of Directors.

Common Shares Reserved for Issuance

      Shares of common stock reserved for issuance at December 28, 2003 and December 29, 2002 consisted of the following:

	2003	2002

Various stock option plans	4,237,370	4,502,073
Employee stock purchase plans	489,648	456,900

	4,727,018	4,958,973

      The Company expects to register and reserve 8.8 million shares of its common stock under terms of its Debentures (Note 8).

Common Stock Repurchases

      During 2002, the Company repurchased 20,000 shares of common stock in a private transaction with a director of the Company at a per share price of $17.35.

      In October 2002, the Company’s Board of Directors authorized a program to repurchase up to 2.0 million shares of its outstanding common stock between October 2002 and December 31, 2004. The repurchases can be made from time to time in the open market, in block trades or in private transactions, subject to price, market and general business conditions. The Company did not repurchase any shares under this program during 2002 or 2003.

7.	Stock Compensation Plans

Serologicals Corporation Stock Incentive Plan

      The Company’s Stock Incentive Plan (the “Incentive Plan”) was approved in May 2001 and succeeded the existing plans described in further detail below. The Incentive Plan provides for the issuance of up to approximately 2.8 million stock options to key employees and directors, which includes approximately 1.3 million options that were available for issuance under existing Company option plans at the time this plan was approved. The exercise price of the options is the fair market value of the common stock on the date of grant. Options granted under the Incentive Plan can have varying terms as determined by the Board of Directors. Options granted in 2001, 2002 and 2003 under the Incentive Plan vest ratably over a period of one year for directors and four years for employees, and have terms of six years. Vested options held by terminated employees allow for exercise periods of three months following termination. Pursuant to the Incentive Plan, each director is entitled to receive an automatic grant of options annually to purchase 10,000 shares (15,000 shares for a non-executive Chairman of the Board) on May 15 each year. As of December 28, 2003, options to purchase approximately 1.2 million shares were outstanding under the Incentive Plan, approximately 0.3 million of which were exercisable. As of December 28, 2003, the Company had approximately 1.6 million shares available for grant under the plan.

SEROLOGICALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Second Amended and Restated 1994 Omnibus Incentive Plan, as Amended

      The Company’s Second Amended and Restated 1994 Omnibus Incentive Plan, as Amended (the “Omnibus Plan”) was succeeded by the Incentive Plan as described above. The exercise price of the options granted under the Omnibus Plan is the fair market value of the common stock on the date of grant. Options granted under the Omnibus Plan have varying terms as determined by the Board of Directors. Options granted through 2001 under the Omnibus Plan generally vest ratably over three to four years or in full after three years and have terms of six to ten years. Options held by terminated employees allow for exercise periods ranging from 3 to 24 months following termination. As of December 28, 2003, options to purchase approximately 0.9 million shares were outstanding and 0.8 million were exercisable under the Omnibus Plan. No further grants will be issued under the Omnibus Plan.

Amended and Restated 1995 Non-Employee Director Stock Option Plan, as Amended

      The Company’s Amended and Restated 1995 Non-Employee Directors’ Stock Option Plan, as amended (the “Director Plan”) was succeeded by the Incentive Plan as described above. Pursuant to the Director Plan, each person who became a non-employee director of the Company prior to May 2000 was automatically granted an option to purchase 36,000 shares of the Company’s common stock on the date of adoption or on the day after such person’s first election to the Board of Directors. The exercise price of the options is the fair market value of the common stock on the date of grant, and the options vest over three years. During 2000, the Company amended the Director Plan, pursuant to which each non-employee director is entitled to receive an automatic grant of options annually to purchase 10,000 shares (15,000 shares for a non-executive Chairman of the Board) on the day after the original lump-sum option becomes vested, pro-rated to the first anniversary of the preceding Annual Meeting date. Options granted under the amended plan subsequent to May 2000 vest over a one-year period. Options granted between 1996 and May 2000 under the Director Plan typically vest over a four-year period. As of December 28, 2003, options to purchase approximately 0.2 million shares were outstanding and exercisable under the Director Plan. No further grants will be issued under the Director Plan.

Stock Option Activity

      The following table summarizes the activity for all stock options outstanding:

	2003		2002		2001

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	2,248,876	$13.46	2,208,737	$12.23	3,162,470	$11.20
Granted	632,307	11.71	527,701	20.00	358,494	16.83
Exercised	(264,703)	7.09	(249,405)	9.13	(1,241,185)	10.53
Forfeited	(221,928)	17.97	(238,157)	20.94	(71,042)	17.86

Outstanding at end of year	2,394,552	13.28	2,248,876	13.46	2,208,737	12.23

Options exercisable at end of year	1,316,586	$13.58	1,238,570	$13.07	1,068,866	$11.88

SEROLOGICALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about all stock options outstanding at December 28, 2003:

	Options Outstanding

		Weighted-		Options Exercisable
		Average
		Remaining	Weighted-		Weighted-
	Outstanding	Contractual	Average	Exercisable	Average
Range of	At	Life	Exercise	at	Exercise
Exercise Prices	12/28/2003	(years)	Price	12/28/2003	Price

$ 4.06 — $ 5.00	359,243	2.1	$4.93	299,743	$4.92
$ 5.01 — $ 7.50	378,251	2.3	5.77	275,375	5.76
$ 7.51 — $10.00	13,862	2.0	8.23	12,737	8.22
$10.01 — $15.00	759,439	4.7	11.88	128,481	11.99
$15.01 — $20.00	385,553	3.6	17.16	275,100	17.20
$20.01 — $25.00	324,229	3.6	21.22	151,175	21.37
$25.01 — $30.00	173,975	1.6	29.94	173,975	29.94

	2,394,552	3.4	13.28	1,316,586	13.58

Employee Stock Purchase Plan

      Pursuant to the terms of the Company’s 1996 Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees are able to purchase shares of the Company’s common stock through a payroll deduction program. The Company has reserved 0.6 million shares for issuance pursuant to the Purchase Plan. Employees may have up to 25% of their compensation withheld to purchase shares at a price equal to 85% of the lower of the closing price on the first or last day of each successive three month purchase period. As of December 28, 2003, approximately 0.2 million shares had been acquired pursuant to the Purchase Plan.

      Pursuant to the terms of the Company’s UK Share Incentive Plan (the “UK Plan”), eligible employees are able to purchase shares of the Company’s common stock through a payroll deduction program. The Company has reserved 0.1 million shares for issuance pursuant to the UK Plan. Employees may have up to 10% of their compensation withheld to purchase shares of the Company’s common stock at the lower of fair market value at the beginning of the accumulation period or the acquisition date, as defined in the UK Plan. The Company will match 1 share for every 6 shares purchased in an accumulation period. Employees are required to hold these matching shares for a period of at least 3 years.

8.	Convertible Senior Subordinated Debentures

      On August 20, 2003, the Company issued $130.0 million principal amount of the Debentures to certain institutional investors. After expenses, the Company received net proceeds of $126.1 million. Interest on the Debentures is payable semi-annually on February 15th and August 15th. The Debentures are convertible into shares of Serologicals’ common stock at an initial rate of 67.6133 shares of common stock per $1,000 principal amount of the Debentures (or approximately 8.8 million shares of common stock at a conversion price of $14.79 per share of common stock), subject to the satisfaction of certain conditions, such as obtaining a trading price of $17.75 over 20 trading days over a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter, the Company calls the debentures for redemption, or upon the occurrence of certain corporate transactions.

      The Debentures may be redeemed, in whole or in part, at the Company’s option on or after August 22, 2008 at 100% of the principal amount. In addition, the holders of the Debentures may require the Company to repurchase all or a portion of the Debentures for 100% of the principal amount, plus accrued interest, on August 15, 2008, August 15, 2010, August 15, 2013, August 15, 2018, August 15, 2023, August 15, 2028, or at

SEROLOGICALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

any time prior to their maturity following a fundamental change in the business, as defined in the Indenture for the Debentures. For any Debentures that the holders require the Company to repurchase, other than on August 15, 2008, the Company may, at its option, pay the repurchase price in cash or shares of the Company’s common stock. The Company has established a policy that all repurchases will be in cash. The Debentures are unsecured obligations of the Company and are subordinated to all of the Company’s senior debt, including any debt incurred under the new revolving credit facility (Note 9).

      On October 17, 2003, the Company entered into an interest rate swap on $70.0 million principal amount of the Debentures. The objective of the swap is to convert the 4.75% fixed interest rate on this portion of the Debentures to a variable interest rate based on the 6-month LIBOR at the end of each interest period plus a spread of 66 basis points. The gain or loss from changes in the fair value of the swap is expected to offset the gain or loss from the changes in the fair value of the cash flows from the Debentures throughout the expected life of the Debentures. At December 28, 2003 the fair market value of the interest rate swap was a receivable of $0.9 million. There was no ineffectiveness recorded during 2003. This interest rate swap was designated and qualified as a fair value hedge in accordance with SFAS No. 133, “Accounting for Derivative and Hedging Activities” and related interpretations and amendments. The fair value of the interest rate swap was included in “Other assets” in the accompanying Consolidated Balance Sheets.

9.	Long Term Debt and Capital Lease Obligation

      On August 29, 2003, the Company entered into a new $30.0 million three-year revolving credit facility (“Revolver”). The new Revolver bears interest at a floating rate of interest determined by reference to a base rate or to Eurodollar interest rates, plus a margin. The margin on the Eurodollar interest rate ranges from 2.00% to 2.75% and the margin on the base rate ranges from 1.00% to 1.75% based on the Company’s leverage ratio. The Company is required to pay a commitment fee of .5% per annum on undrawn balances. The Revolver is secured by substantially all of the assets of the Company. The Revolver contains certain financial covenants that require the maintenance of a minimum fixed charge coverage ratio and earnings before interest, taxes, depreciation and amortization and also provides for a maximum leverage ratio and limitations on capital expenditures. Furthermore, under the terms of the Revolver, there are restrictions on the Company’s ability to make acquisitions, repurchase common stock and to pay dividends. As of December 28, 2003, there were no amounts outstanding under the Revolver.

      At closing of the Debentures (Note 8) and the Revolver, the Company repaid the balances in full and terminated its previous $82.5 million term loan and $35.0 million revolving credit facility. The Company also recorded a non-cash charge of approximately $4.1 million related to the write-off of deferred financing costs associated with the terminated facilities. Additionally, during 2003 the Company recorded a charge of approximately $0.4 million related to the write-off of deferred financing costs related to the Company’s revolving credit facility that was in place prior to the $82.5 million term loan.

      The Company has signed a letter of intent and anticipates that it will lease $3.5 million of production equipment at its new fractionation facility in Lawrence, Kansas effective April 2004. The Company expects to account for this transaction as a capital lease in accordance with SFAS No. 13, “Accounting for Leases.” The expected terms under this agreement are 24 monthly payments of $0.2 million with a bargain buyout at the end of the lease.

      The Company made interest payments of approximately $2.3 million, $0.4 million, and $0.3 million during 2003, 2002 and 2001, respectively. The Company capitalizes interest on borrowings during the active construction period of major capital projects. The Company capitalized approximately $0.5 million in connection primarily with the construction of the new protein manufacturing facility in Lawrence, Kansas in 2003 and various projects in 2002. The Company did not capitalize any interest in 2001.

SEROLOGICALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Commitments and Contingencies

Operating Leases

      The Company leases office space, laboratory and manufacturing facilities and laboratory and other equipment under non-cancelable operating lease agreements. During 2003, the Company entered into a sublease agreement for a vacated laboratory facility. Future minimum annual rental obligations and related sublease income under the non-cancelable portion of operating leases as of December 28, 2003 were as follows (in thousands):

		Sublease
	Obligation	Income

2004	$2,929	$99
2005	2,762	102
2006	2,555	105
2007	2,562	108
2008	2,402	111
2009 and thereafter	9,967	76

	$23,177	$601

      Rent expense was approximately $2.6 million, $2.1 million and $1.3 million during 2003, 2002 and 2001, respectively. Sublease rental income was approximately $0.1 million in 2003.

Litigation

      The Company is involved in certain litigation arising in the ordinary course of business. In management’s opinion, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Royalty Commitments

      The Company has entered into various license agreements whereby the Company may use certain characters and properties in conjunction with its products. Such license agreements call for royalties to be paid at 1% to 65% of net sales with minimum guarantees and advance payments. Royalty expense under these agreements, which is included in “Cost of sales” in the accompanying Consolidated Statements of Income, was $3.1 million in 2003 and immaterial in 2002 and 2001. Future annual minimum royalty commitments as of December 28, 2003, are as follows:

2004	$955
2005	170
2006	80

$1,205

Major Capital Expenditure Commitment

      At December 28, 2003, the Company had a remaining commitment for expenditures of approximately $8.5 million for construction and acquisition of property and equipment at the Company’s new protein fractionation facility in Lawrence, Kansas, all of which are expected to be incurred before the end of the second quarter of 2004.

SEROLOGICALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Environmental Contingency

      The Company is currently undertaking an investigation of groundwater contamination at its Kankakee, Illinois facility pursuant to the Illinois Environmental Protection Agency’s regulations. The Company believes that it is reasonably possible that remediation maybe required. Until the investigation is complete it is uncertain as to the course and cost of remediation, if any, which maybe required. The Company has given notice to the former owner of the property of the Company’s claim for indemnification for costs of the investigation and any costs of remediation, should remediation be required, under the terms of the purchase agreement. Although the Company believes that it will be indemnified for these costs, to some extent, the Company is unable to predict whether it will recover any amounts from the former owner with respect to these matters.

11.	Disclosure About Fair Value of Financial Instruments

Cash Equivalents, Trade Accounts Receivable and Accounts Payable

      The Company estimates that the fair value of cash equivalents, trade accounts receivable and accounts payable approximates carrying value due to the short maturity of these instruments.

Convertible Senior Subordinated Debentures

      The Company estimates that the fair value of the Debentures is approximately $191.1 million at December 28, 2003. The fair value of the Debentures was estimated using the open market price for the Debentures on December 28, 2003. The Debentures had a carrying amount of $130.9 million at December 28, 2003.

      Disclosure about the estimated fair value of financial instruments is based on pertinent information available to the Company as of December 28, 2003 and December 29, 2002. Although the Company is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the periods presented and current estimates of fair value may differ significantly from the amounts presented herein.

12.	Income Taxes

      The income tax provision for the years ended December 28, 2003, December 29, 2002 and December 30, 2001 consisted of the following (in thousands):

	2003	2002	2001

Current:
U.S. federal and state	$3,294	$208	$524
Foreign	3,500	501	1,219

	6,794	709	1,743

Deferred:
U.S. federal and state	(1,090)	2,855	1,384
Foreign	(167)	53	253

	(1,257)	2,908	1,637

Income tax provision	$5,537	$3,617	$3,380

SEROLOGICALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The income tax provision as reported in the accompanying Consolidated Statements of Income differs from the amounts computed by applying federal statutory rates due to the following (in thousands):

	2003	2002	2001

Federal income taxes at statutory rate	$6,161	$3,617	$3,361
State income taxes, net of federal income tax benefit	—	149	375
Impact of foreign tax rates and credits	(1,108)	(737)	(768)
Other	484	588	412

	$5,537	$3,617	$3,380

      Income from continuing operations before taxes summarized by region for the years ended December 28, 2003, December 29, 2002 and December 30, 2001 are as follows:

	2003	2002	2001

United States	$6,998	$8,751	$5,002
Foreign	10,606	1,586	4,600

	$17,604	$10,337	$9,602

      Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting and income tax reporting purposes. Temporary differences which gave rise to deferred tax assets and liabilities at December 28, 2003 and December 29, 2002, were as follows (in thousands):

	2003	2002

Deferred tax assets:
Accruals and reserves	$2,527	$1,560
Unearned compensation	170	320
Loss on sale of discontinued operations	3,912	—
Other	1,362	230

	7,971	2,110

Deferred tax liabilities:
Goodwill and intangible amortization	(14,504)	(2,408)
Excess tax depreciation	(1,675)	(1,092)
Other	(2,699)	(616)

	(18,879)	(4,116)

Net deferred tax liability	$(10,907)	$(2,006)

      The Company did not record any valuation allowance against federal deferred tax assets at December 28, 2003 and December 29, 2002 as it believes it is more likely than not that the deferred tax assets will be realizable through future taxable income. As of December 28, 2003 and December 29, 2002, the Company has state income tax net operating loss benefits worth approximately $3.5 million and $1.8 million, respectively, expiring in various amounts over the next 15 years. Due to the uncertainty over the ability to use these net operating losses during the carry forward period, a valuation allowance equal to 100% of the benefit was recorded at December 28, 2003 and December 29, 2002.

      The Company made income tax payments of approximately $3.2 million, $5.6 million and $5.5 million during 2003, 2002 and 2001, respectively. As of December 28, 2003 the Company had an income tax payable

SEROLOGICALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of $2.7 million and at December 29, 2002, the Company had an income tax receivable of $0.6 million. Income tax payable is included in “Accrued liabilities” and income tax receivable is included in “Other current assets” in the accompanying Consolidated Balance Sheets.

13.	Concentration of Customers and Suppliers

      The Company’s ten largest customers accounted for approximately 45%, 54% and 58% of consolidated net sales for the years ended December 28, 2003, December 29, 2002 and December 30, 2001, respectively. Customers making up greater than 10% of consolidated net sales of the Company during such periods are as follows:

	2003	2002	2001

Johnson & Johnson	17%	20%	23%
Eli Lilly & Company	*	*	13%

*	Less than 10% consolidated net sales.

      At December 28, 2003 and December 29, 2002, the Company’s 5 largest customers represented 46% and 53%, respectively, of the Company’s accounts receivable balance.

      At December 28, 2003, the Company received all of its bovine serum from a single abattoir in Illinois. The Company has a long term agreement with the supplier pursuant to which the Company is guaranteed certain minimum levels of serum. Additionally, the contract provides the Company with certain rights in the event of a change in control of this supplier.

      At December 28, 2003, the Company purchases all of its human recombinant insulin from Novo-Nordisk, under a long term agreement which guarantees certain minimum levels of insulin.

14.	Employee Retirement Plans

      The Company maintains a defined contribution 401(k) savings plan for all eligible employees. Under the plan, the Company matches a specified percentage of each participating employee’s compensation. Employees become immediately vested in the Company’s contributions as they are made. The Company’s contributions were $0.7 million, $0.5 million and $0.3 million in 2003, 2002 and 2001, respectively.

15.	Segment and Geographic Information

      SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” defines operating segments to be those components of a business for which separate financial information is available that is regularly evaluated by management in making operating decisions and in assessing performance. SFAS No. 131 further requires that the segment information presented be consistent with the basis and manner in which management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. Beginning in 2003, for management purposes the operations of the Company’s subsidiaries are organized into three primary operating segments: Research Products (“Research”), Cell Culture Products (“Cell Culture”) and Diagnostic Products (“Diagnostics”). These segments are based primarily on the differing production, manufacturing and other value-added processes performed by the Company with respect to the products and, to a lesser extent, the differing end use and customer bases to which each reportable segment sells its products. During 2002, the Company reported three operating segments, Biotechnology and Molecular Biology Products, Therapeutic Products and Diagnostic Products. The Therapeutic Products segment was accounted for as discontinued operations in 2003 (Note 4). All of the comparisons discussed below reflect the restatement of the prior year segments so that they are consistent with the current year presentation.

SEROLOGICALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The activities of the Research segment primarily include manufacturing and sales of reagents, cell-based assays, antibodies and molecular biology products. The Cell Culture segment products consist of cell culture media and supplements for drug development, biomanufacturing and life science research. The Company’s most significant product within this segment is EX-CYTE®. Other key products within the Cell Culture segment include proprietary bovine serum albumin (“BSA”), recombinant insulin and other products used principally in mammalian cell culture. The key products within the Diagnostic segment are monoclonal antibodies used in blood typing reagents and diagnostic antibodies.

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

      The Company’s segment information for the years ended December 28, 2003, December 29, 2002 and December 30, 2001 is as follows (in thousands):

	2003	2002	2001

Net sales:
Research products	$43,043	$4,137	$—
Cell Culture products	73,986	68,140	30,601
Diagnostic products	29,886	27,012	22,963

Total	$146,915	$99,289	$53,564

Gross profit:
Research products	$26,677	$1,577	$—
Cell Culture products	38,621	37,083	17,358
Diagnostic products	15,942	13,553	13,328

Total	81,240	52,213	30,686
Reconciling items:
Selling, general and administrative expenses	43,668	33,811	18,601
Research and development	6,214	5,628	1,665
Amortization of intangibles	2,175	895	1,013
Special charges	2,778	1,909	872
Other expense, net	180	31	72
Write-off of deferred financing costs	4,492	—	—
Interest expense	4,384	239	512
Interest income	(255)	(637)	(1,651)

Income from continuing operations, before tax	$17,604	$10,337	$9,602

      The Company does not currently segregate assets by segment as a significant portion of the Company’s total assets are shared or non-segmented assets which the Company does not assign to its three operating segments.

Geographic Information

      The Company markets its products and services to numerous countries worldwide and has operations in the United States, Canada, the United Kingdom and Australia. Other than in the United States, the Company

SEROLOGICALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

does not conduct business in any one country in which its sales in that country are more than 10% of the Company’s consolidated net sales. However, the majority of the Company’s remaining foreign sales are to Western Europe. Net sales are attributed to regions based on the country to which the Company ships its products, which can differ from their ultimate destination. The composition of the Company’s net sales to unaffiliated customers between those in the United States and other foreign locations and of the Company’s long-lived assets for the years ended December 28, 2003, December 29, 2002 and December 30, 2001 are set forth below (in thousands):

	2003	2002	2001

Net sales to unaffiliated customers:
United States	$93,523	$45,266	$27,766
Other foreign	53,392	54,023	25,798

	$146,915	$99,289	$53,564

Long-lived assets:
United States	$191,040	$69,682	$63,787
Canada	17,166	15,454	12,996
United Kingdom	9,317	8,490	6,347
Australia	525	—	—

	$218,048	$93,626	$83,130

16.	Quarterly Results of Operations (Unaudited)

      The quarterly results of operations for the years ended December 28, 2003 and December 29, 2002, respectively, are as follows (in thousands, except per share amounts):

	First	Second	Third	Fourth

2003
Net sales	$21,983	$36,562	$42,010	$46,360
Gross profit	11,769	20,148	23,296	26,027
Special charges (Note 5)	181	2,093	504	—
Net income from continuing operations	1,920	1,737	1,394	7,016
Discontinued operations	102	(606)	(7,930)	(2,127)
Net income	2,022	1,131	(6,536)	4,889
Basic net income per share(1)	0.08	0.05	(0.26)	0.20
Diluted net income per share(1)	0.08	0.05	(0.26)	0.19

SEROLOGICALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth

2002
Net sales	$22,901	$24,984	$23,726	$27,678
Gross profit	11,933	13,581	12,633	14,066
Special charges (Note 5)	—	—	—	1,909
Net income from continuing operations	1,228	2,121	2,078	1,293
Discontinued operations	1,480	1,661	1,203	2,885
Net income	2,708	3,782	3,281	4,178
Basic net income per share(1)	0.11	0.16	0.14	0.17
Diluted net income per share(1)	0.11	0.15	0.13	0.17

(1)	Basic and diluted earnings per share are computed independently for each of the quarters presented. As such, the summation of the quarterly amounts may not equal the total basic and diluted earnings per share reported for the year.

SEROLOGICALS CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

      An analysis of the allowance for doubtful accounts and warranty reserve for the three fiscal years ended December 28, 2003 is as follows (in thousands):

	Balance at	Charged to	Charged		Balance
	Beginning of	Costs and	to Other		at End of
	Period	Expenses	Accounts	Deductions	Period

Allowance for Doubtful Accounts
Year Ended December 28, 2003	$954	$497	$500 (a)	$(737)	$1,214
Year Ended December 29, 2002	1,186	131 (b)	—	(363)	954
Year Ended December 30, 2001	458	14	714 (c)	—	1,186

	Balance at		Charged		Balance
	Beginning of	Charged to	to Other		at End of
	Period	Net Sales	Accounts	Deductions	Period

Warranty Reserve
Year Ended December 28, 2003	$227	$2,353	$114 (a)	$(2,208)	$486
Year Ended December 29, 2002	137	1,247	—	(1,157)	227
Year Ended December 30, 2001	—	691	—	(554)	137

(a)	Reserve established upon purchase of Chemicon effective April 1, 2003.

(b)	Included in this amount is the reversal of $0.4 million of allowance established upon purchase of Intergen on December 13, 2001.

(c)	Allowance established upon purchase of Intergen on December 13, 2001.

SEROLOGICALS CORPORATION