Form 10-Q
period 2004-03-28
SEROLOGICALS CORP
filed 2004-05-07
CIK 767673

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2004
OR
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at April 15, 2004
Common Stock, $0.01 par value per share	24,964,108

INDEX

SEROLOGICALS CORPORATION AND SUBSIDIARIES

PART I.

Item 1. Financial Statements

SEROLOGICALS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands)

	March 28, 2004	December 28, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$58,510	$48,564
Trade accounts receivable, net	20,635	34,126
Inventories	37,611	33,826
Other current assets	13,011	10,982
Discontinued operations	—	7,019

Total current assets	129,767	134,517

PROPERTY AND EQUIPMENT, net	75,797	73,204

DISCONTINUED OPERATIONS	—	5,613

OTHER ASSETS:
Goodwill	95,768	93,577
Intangible assets, net	49,123	49,881
Other	7,793	1,386

Total other assets	152,684	144,844

Total assets	$358,248	$358,178

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,455	$4,547
Accrued liabilities	19,078	22,346
Discontinued operations	—	2,864

Total current liabilities	23,533	29,757

CONVERTIBLE DEBENTURES	132,207	130,916

DEFERRED INCOME TAXES	18,316	18,181

OTHER LIABILITIES	179	180

DISCONTINUED OPERATIONS	—	172

STOCKHOLDERS' EQUITY:
Preferred stock	—	—
Common stock	282	281
Additional paid-in capital	122,932	121,130
Retained earnings	76,700	73,717
Accumulated other comprehensive income	4,446	4,191
Less: common stock held in treasury	(20,347)	(20,347)

Total stockholders' equity	184,013	178,972

Total liabilities and stockholders' equity	$358,248	$358,178

The accompanying notes are an integral part of these consolidated financial statements.

SEROLOGICALS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited and in thousands, except share and per share amounts)

	Quarter Ended
	March 28, 2004	March 30, 2003
NET SALES	$36,504	$21,983
Cost of sales	17,034	10,214

GROSS PROFIT	19,470	11,769
OPERATING EXPENSES:
Selling, general and administrative expenses	11,686	6,952
Research and development	1,966	926
Amortization of intangibles	656	240
Special charges	—	181

OPERATING INCOME	5,162	3,470
Other (income) expense, net	(156)	76
Write-off of deferred financing costs	—	380
Interest expense	1,057	117
Interest income	(191)	(58)

INCOME FROM CONTINUING OPERATIONS	4,452	2,955
PROVISION FOR INCOME TAXES	1,469	1,035

NET INCOME FROM CONTINUING OPERATIONS	2,983	1,920
Income from discontinued operations	—	102

NET INCOME	$2,983	$2,022

BASIC EARNINGS PER SHARE:
Continuing operations	$0.12	$0.08
Discontinued operations	—	—

Net income	$0.12	$0.08

DILUTED EARNINGS PER SHARE:
Continuing operations	$0.11	$0.08
Discontinued operations	—	—

Net income	$0.11	$0.08

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	24,830,246	24,453,634

Diluted	34,185,823	24,776,054

The accompanying notes are an integral part of these consolidated financial statements.

SEROLOGICALS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Quarter Ended
	March 28, 2004	March 30, 2003
OPERATING ACTIVITIES:
Net income	$2,983	$2,022
Income from discontinued operations	—	(102)

Net income from continuing operations	2,983	1,920
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	2,624	1,668
Tax benefit from exercise of stock options	508	3
Deferred and other compensation	21	19
Deferred income tax provision	123	354
Non-cash special charges and write-off of deferred financing costs	—	561
Changes in operating assets and liabilities:
Trade accounts receivable, net	13,603	4,621
Inventories	(3,672)	(3,413)
Other current assets	486	341
Accounts payable	(111)	(700)
Accrued liabilities	(4,283)	1,047
Other, net	198	(1,347)

Total adjustments	9,497	3,154

Net cash provided by operating activities	12,480	5,074

INVESTING ACTIVITIES:
Purchases of property and equipment	(5,535)	(1,895)
Disposition of business	3,500	—
Other	(100)	—

Net cash used in investing activities	(2,135)	(1,895)

FINANCING ACTIVITIES:
Proceeds from stock plans	1,274	126
Other	—	(321)

Net cash provided by (used in) financing activities	1,274	(195)

Net cash (used in) provided by discontinued operations	(1,763)	5,115
Effects of exchange rate changes on cash and cash equivalents	90	(603)

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,946	7,496
CASH AND CASH EQUIVALENTS, beginning of period	48,564	15,242

CASH AND CASH EQUIVALENTS, end of period	$58,510	$22,738

Supplemental Disclosures:
Interest paid, net of amounts capitalized	$2,199	$15
Income taxes paid	$1,773	$214
Non-Cash Investing and Financing Activities:
Stock acquired by employees in lieu of cash bonus	$54	$138
Contingent consideration payable	$438	$—

The accompanying notes are an integral part of these consolidated financial statements.

SEROLOGICALS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 28, 2004
(UNAUDITED)

1.     ORGANIZATION AND BASIS OF PRESENTATION

  Organization

        Serologicals Corporation, a Delaware corporation (together with its subsidiaries, the "Company" or "Serologicals"), is a global provider of biological products and enabling technologies to life science companies. The Company's products are essential for the research, development and manufacture of biologically based life science products. The Company's products and technologies are used in a wide variety of applications within the areas of oncology, hematology, immunology, cardiology and infectious disease research and detection, as well as in the study of molecular biology. The Company's customers include many of the leading life sciences companies throughout the world.

        The Company conducts operations of its research segment through Chemicon International ("Chemicon"), which was acquired effective April 1, 2003. Chemicon provides a broad range of specialty reagents, kits, antibodies and molecular biology tools to biotechnology, pharmaceutical and academic researchers working in the areas of neuroscience, infectious diseases, stem cell biology, cancer, drug discovery and proteomics. Chemicon is also a leading supplier of monoclonal antibodies, conjugates, antibody blends and kits for use in diagnostic laboratories. Chemicon, headquartered in Temecula, California, has manufacturing and distribution operations in California, Australia and the United Kingdom.

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

  Basis of Presentation

        The accompanying unaudited consolidated financial statements include the accounts of Serologicals and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are of a normal recurring nature, to present fairly Serologicals' financial position, results of operations and cash flows at the dates and for the periods presented. Interim results of operations are not necessarily indicative of results to be expected for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements as of December 28, 2003 and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 28, 2003.

        Certain prior year amounts have been reclassified to conform to the current year presentation.

  Inventories

        Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. Market for product inventories is net realizable value.

        Inventories at March 28, 2004 and December 28, 2003 consisted of the following (in thousands):

	2004	2003
Raw materials	$11,144	$9,097
Work in process	8,154	10,554
Finished goods	18,313	14,175

Total	$37,611	$33,826

  Derivative Financial Instruments

        On October 17, 2003, the Company entered into interest rate swap agreements relating to $70.0 million principal amount of its 4.75% Convertible Senior Subordinated Debentures due August 15, 2033 (the "Debentures"). The objective of the swaps are to convert the 4.75% fixed interest rate on this portion of the Debentures to a variable interest rate based on the 6-month LIBOR at the end of each interest period plus a spread of 66 basis points. The gain or loss from changes in the fair value of the swaps is expected to offset the gain or loss from the changes in the fair value of the cash flows from the interest payments of 54% of the Debentures throughout the expected life of the Debentures. At March 28, 2004 and December 28, 2003, the fair market value of the interest rate swaps was $2.2 million and $0.9 million, respectively. The Company analyzed ineffectiveness on the swaps at March 28, 2004 and determined that ineffectiveness was immaterial. This interest rate swaps were designated and qualified as a fair value hedge in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative and Hedging Activities" and related interpretations and amendments. The fair value of the interest rate swaps was included in "Other assets" in the accompanying Consolidated Balance Sheets. The Company also adjusts the carrying amount of the Debentures by the changes in the fair value of the swaps.

  Earnings per Share

        Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per share is similar to basic earnings per share, except that net income is adjusted by the after-tax interest expense on Debentures that are dilutive and the weighted average number of shares includes the dilutive effect of stock options, stock awards, and Debentures. The dilutive effect of the Debentures were included in diluted earnings per share for the first time during the quarter ended March 28, 2004 as one of the conversion triggers was met during the period.

        The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Quarter Ended
	March 28, 2004	March 30, 2003
Numerator:
Basic net income from continuing operations	$2,983	$1,920
Plus: interest expense on Debentures, net of tax	679	—

Diluted net income from continuing operations, as adjusted	3,662	1,920

Basic income from discontinued operations	—	102
Plus: interest expense on Debentures, net of tax	—	—

Diluted income from discontinued operations, as adjusted	—	102

Basic net income	2,983	2,022
Plus: interest expense on Debentures, net of tax	679	—

Diluted net income, as adjusted	$3,662	$2,022

Denominator:
Basic earnings per share—weighted average shares outstanding	24,830	24,454
Effect of dilutive securities:
Debentures	8,790	—
Stock options	539	306
Common stock awards	27	16

Diluted earnings per share—weighted average shares outstanding	34,186	24,776

Basic earnings per share:
Continuing operations	$0.12	$0.08
Discontinued operations	—	—

Net income	$0.12	$0.08

Diluted earnings per share:
Continuing operations	$0.11	$0.08
Discontinued operations	—	—

Net income	$0.11	$0.08

        For the quarters ended March 28, 2004 and March 30, 2003, the effect of diluted shares associated with options totaling approximately 0.6 million and 1.3 million shares, respectively, were excluded from the calculation of diluted shares outstanding as the option price exceeded the average market price for the Company's common stock during the period and thus were considered anti-dilutive.

  Stock-Based Compensation Plan

        At March 28, 2004, the Company had three stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation (in thousands, except per share amounts):

	Quarter Ended
	March 28, 2004	March 30, 2003
Net income, as reported	$2,983	$2,022
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	497	488

Pro forma net income	$2,486	$1,534

Earnings per share:
Basic—as reported	$0.12	$0.08
Basic—pro forma	0.10	0.06
Diluted—as reported	$0.11	$0.08
Diluted—pro forma	0.09	0.06

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

  Comprehensive Income

        The following table sets forth the calculation of comprehensive income for the periods indicated below (in thousands):

	Quarter Ended
	March 28, 2004	March 30, 2003
Net income, as reported	$2,983	$2,022
Other comprehensive income, net of tax:
Foreign currency translation adjustments	255	640

Comprehensive income	$3,238	$2,662

2.     ACQUISITION

        Effective April 1, 2003, Serologicals completed the acquisition of 100% of the common stock of Chemicon, a privately-owned company based in Temecula, California. The acquisition of Chemicon greatly expanded the Company's range of products and customers within the research market. The purchase price of $95 million in cash was initially funded with the proceeds from an $82.5 million five-year term loan and cash on hand. The results of operations of Chemicon are included in the Company's financial statements beginning April 1, 2003.

        The Company has completed its evaluation of a restructuring of certain components of Chemicon's operations, which was contemplated at the date of acquisition. As a result, certain European operations will be closed and a portion relocated. The Company accrued $1.8 million related to lease termination and relocation costs. This amount was recorded to goodwill as an adjustment to the purchase price of Chemicon in accordance with Emerging Issues Task Force ("EITF") 95-3, "Recognition of Liabilities in

Connection with a Purchase Business Combination." The Company expects to complete the shutdown and relocation in the first half of 2005.

        The following table summarizes the Company's results of operations on an actual basis for the quarter ended March 28, 2004 and on a pro forma basis for the quarter ended March 30, 2003 as if the acquisition of Chemicon had occurred at the beginning of the quarter ended March 30, 2003. These results do not purport to represent what the results of operations for Serologicals would have actually been or to be indicative of the future results of operations of Serologicals (in thousands, except per share amounts).

	2004	2003
Revenue	$36,504	$33,133
Net income from continuing operations	2,983	1,740
Net income	2,983	1,842
Net income from continuing operations per common share:
Basic	$0.12	$0.07
Diluted	0.11	0.07
Net income per common share:
Basic	$0.12	$0.08
Diluted	0.11	0.07

3.     DISCONTINUED OPERATIONS

        On January 15, 2004, the Company completed the divestiture of its therapeutic plasma business to Gradipore Limited ("Gradipore"), a company based in Sydney, Australia, effective December 28, 2003. As a result, this business was classified as a discontinued operation as it met the criteria prescribed by SFAS No. 144, "Impairment of Long-Lived Assets and Discontinued Operations." The therapeutic plasma business consisted of the Company's ten plasma collection centers and a central testing laboratory. The Company received $3.5 million in cash at closing. Gradipore also assumed $1.3 million of current and long term liabilities of the business. The balance consisted of two secured promissory notes: a short term note in the amount of $1.5 million bearing interest at the London Interbank Offered Rate ("LIBOR") plus 5% due on December 31, 2004, and a long term note ("Long Term Note"), which was recorded at its estimated net realizable value of $6.4 million. The Long Term Note is non-interest bearing and includes payment terms of $1.0 million on July 31, 2004 and quarterly payments of $1.1 million beginning on April 30, 2005 through July 31, 2007. These payments may be partially deferred until July 31, 2007 if certain revenue goals are not achieved by the therapeutic plasma business, as defined in the stock purchase agreement relating to the divestitures. The Long Term Note also includes a 15% per annum discount for any amounts paid prior to their due date.

        At December 28, 2003, the assets of discontinued operations have been reclassified on the accompanying Consolidated Balance Sheets to reflect the anticipated realization based on the maturities of the net realizable value of the total consideration. The following table presents the assets and liabilities of discontinued operations as of December 28, 2003 (in thousands):

Assets:
Cash overdraft	$(70)
Trade accounts receivable	6,112
Inventories	5,481
Other current assets	127
Property and equipment, net	943
Goodwill and other intangible assets	—
Other noncurrent assets	39

Total assets	12,632
Less: Amounts presented as current	7,019

Amounts presented as long-term	$5,613

Liabilities:
Accounts payable and accrued liabilities	$2,864
Noncurrent liabilities	172

$3,036

        The following table presents results of operations from discontinued operations for the quarter ended March 30, 2003 (in thousands):

2003
Net sales	$8,185
Cost of sales	6,235

Gross profit	1,950
Selling, general and administrative	914
Research and development	100
Amortization of intangibles	6
Special charges	778

Operating income	152
Other income, net	(4)

Income before taxes	156
Income tax provision	54

Income from discontinued operations	$102

4.     SEGMENT INFORMATION

        SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" defines operating segments to be those components of a business for which separate financial information is available that is regularly evaluated by management in making operating decisions and in assessing performance. SFAS No. 131 further requires that the segment information presented be consistent with the basis and manner in which management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. The operations of the Company's subsidiaries are organized into three primary operating segments: Research Products ("Research"), Cell Culture Products ("Cell Culture") and Diagnostic Products ("Diagnostics"). These segments are based primarily on the differing production, manufacturing and other value-added processes performed by the

Company with respect to the products and, to a lesser extent, the differing end use and customer bases to which each reportable segment sells its products.

        The activities of the Research segment primarily include manufacturing and sales of reagents, cell-based assays, antibodies and molecular biology products. The Cell Culture segment products consist of cell culture media and supplements for drug development, biomanufacturing and life science research. The Company's most significant product within this segment is EX-CYTE®. Other key products within the Cell Culture segment include proprietary bovine serum albumin, human recombinant insulin and other products used principally in mammalian cell culture. The key products within the Diagnostic segment are monoclonal antibodies used in blood typing reagents and diagnostic antibodies.

        The Company's segment information for the quarters ended March 28, 2004 and March 30, 2003 is as follows (in thousands):

	Quarter Ended
	March 28, 2004	March 30, 2003
Net sales:
Research Products	$15,171	$1,048
Cell Culture Products	14,442	13,766
Diagnostic Products	6,891	7,169

Total	$36,504	$21,983

Gross profit:
Research Products	$9,307	$817
Cell Culture Products	7,143	7,079
Diagnostic Products	3,020	3,873

Total	$19,470	$11,769

Forward Looking Statements

        This Quarterly Report on Form 10-Q contains certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 about Serologicals Corporation and its subsidiaries (collectively, "Serologicals" or the "Company" or "we" or "our" or "us") that are subject to risks and uncertainty. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements may be identified by the use of words such as "may," "will," "expect," "anticipate," "intend," "estimate," "plan," "believe," or "continue" and other words of similar meaning or future or conditional verbs such as "will," "should," "would," and "could." Forward-looking statements include discussions of our expected business outlook, future operations, financial performance, pending acquisitions, financial strategies, future working capital needs and projected industry trends, as well as our strategies for growth, product development, regulatory approvals and compliance, market position and expenditures.

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

        Factors that could cause our actual results to differ materially include:

  •
  the risks and other factors described under the caption "Cautionary Statements" in the Company's Annual Report on Form 10-K for the year ended December 28, 2003;

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

  •
  our ability to complete validation of the new Bio-Process Manufacturing Facility during 2004;

  •
  our ability to comply with regulatory, customer and industry regulations and guidelines;

  •
  our ability to identify new commercial product opportunities;

  •
  our ability to protect our intellectual property;

  •
  our customers' dependence on research budgets and government funding, which may be reduced;

  •
  fluctuations in foreign currency exchange rates;

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

        Our business is organized into three operating segments: Research Products, Cell Culture Products and Diagnostic Products. These segments are based primarily on the differing production, manufacturing and other value-added processes that we perform with respect to the products and to a lesser extent, the differing nature of the ultimate end use of our products. Prior to our decision to exit the therapeutic plasma business, the Company reported a fourth operating segment, Therapeutics

Products, for the first two quarters of fiscal 2003. The therapeutics plasma business is now reported as discontinued operations.

        We conduct the operations of our Research Products segment through Chemicon International ("Chemicon"), which we acquired in April 2003. Chemicon provides a broad range of specialty reagents, kits, antibodies and molecular biology tools to biotechnology, pharmaceutical and academic researchers working in the areas of neuroscience, infectious diseases, stem cell biology, cancer, drug discovery and proteomics. Chemicon is also a leading supplier of monoclonal antibodies, conjugates, antibody blends and molecular biology-based detection kits for use in diagnostic laboratories. Chemicon, headquartered in Temecula, California, has manufacturing and distribution operations in California, Australia and the United Kingdom.

        We manufacture our Cell Culture and Diagnostic Products in facilities located in North America and the United Kingdom. We operate protein fractionation facilities located in Kankakee, Illinois and Toronto, Ontario and have a third facility under construction in Lawrence, Kansas. These facilities provide a variety of highly purified proteins used in diagnostic reagents and cell culture media components for use in the development and manufacturing of biotechnology products. Additionally, these facilities produce a line of highly purified animal proteins known as cell culture media components that are used primarily by biopharmaceutical and biotechnology companies as nutrient additives in cell culture media. The Company's most significant product within the Cell Culture segment is EX-CYTE®, which is produced through a patented manufacturing process. Other key products within the Cell Culture segment include proprietary bovine serum albumin ("BSA"), human recombinant insulin ("Insulin") and other products used principally in mammalian cell culture.

        We manufacture monoclonal antibodies in our Scotland facility. These monoclonal antibodies are used in diagnostic products such as blood typing reagents and in controls for diagnostic tests for certain infectious diseases. We operate a facility in Milford, Massachusetts that includes a central distribution facility as well as operations related to production of substrates used in diagnostic assays. The key products within the Diagnostic segment are monoclonal antibodies used in blood typing reagents and diagnostic antibodies.

Critical Accounting Policies

        There have been no material changes regarding Serologicals' critical accounting policies from those discussed under the caption "Critical Accounting Policies" in "Item 7-Management's Discussion and Analysis of Financial Conditions and Results of Operations" in our Annual Report on Form 10-K for the year ended December 28, 2003.

Results of Operations

        The following discussion and analysis of Serologicals' financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto.

        The following table sets forth certain operating data of Serologicals as a percentage of net sales for the periods indicated below:

	Quarter Ended
	March 28, 2004	March 30, 2003
Net sales	100.0%	100.0%
Gross profit	53.3%	53.5%
Selling, general and administrative expenses	32.0%	31.6%
Research and development	5.4%	4.2%
Amortization of intangibles	1.8%	1.1%
Special charges	—	0.8%
Operating income	14.1%	15.8%

        The following table sets forth a breakdown of revenue and gross profit contributed by segment for the quarters ended March 28, 2004 and March 30, 2003 (dollars in thousands):

	Quarter Ended
	March 28, 2004		March 30, 2003
	Actual	% Total	Actual	% Total
Net sales:
Research Products	$15,171	42%	$1,048	4%
Cell Culture Products	14,442	39%	13,766	63%
Diagnostic Products	6,891	19%	7,169	33%

	$36,504	100%	$21,983	100%

	Actual	GM %	Actual	GM %
Gross profit:
Research Products	$9,307	61%	$817	78%
Cell Culture Products	7,143	49%	7,079	51%
Diagnostic Products	3,020	44%	3,873	54%

	$19,470	53%	$11,769	54%

NET SALES AND GROSS PROFIT

Consolidated

        Consolidated net sales and gross profit increased $14.5 million and $7.7 million, respectively, primarily due to increased sales as a result of the acquisition of Chemicon in April 2003. Gross margins declined 1% during the quarter ended March 28, 2004 compared to the quarter ended March 30, 2003, primarily due to expenses associated with a production halt at our Toronto facility early in the first quarter of 2004 due to a "mad-cow" scare in Washington State, impact of operating our Scotland facility at a lower utilization in order to more accurately match inventory levels to anticipated customer demand and effects of foreign currency.

Research Products

        Sales and gross profit of Research Products in the first quarter of 2004 increased $14.1 million and $8.5 million, respectively, over the prior year quarter as a result of the Chemicon acquisition in April 2003. Chemicon's sales and gross profit for the first quarter of 2003 (prior to the acquisition)

were $11.3 million and $7.0 million, respectively. Chemicon reported sales increases of 16% in the United States, 26% in Europe and 53% in Asia for the first quarter of 2004 compared to the first quarter of 2003. Specific product lines that reported strong growth over the prior year quarter were apoptosis, cell signaling and bulk reagents as well as custom services and intellectual property licensing. Changes in foreign currency exchange rates increased dollar-denominated Research Products' sales by $0.7 million in the first quarter of 2004.

Cell Culture Products

        Sales of Cell Culture Products increased 5% to $14.4 million in the first quarter of 2004 compared to the first quarter of 2003. Sales of EX-CYTE® in the first quarter of 2004 were $3.6 million, compared to $4.6 million in the first quarter of 2003. The decrease was primarily due to timing of customer shipments in 2004. Sales of the Company's proprietary BSA were $4.3 million for each of the first quarters of 2004 and 2003. Sales of insulin increased $2.4 million, or 84%, from $2.8 million in the first quarter of 2003 to $5.2 million in the first quarter of 2004. Insulin sales increased primarily because of additional availability of this product from our supplier and the exiting of one of the Company's competitors from this market space. The Company expects insulin sales to continue to grow in 2004 but at a more modest rate than experienced in the third and fourth quarters of 2003 and the first quarter of 2004.

        Gross margins for Cell Culture Products decreased in the current quarter primarily due to product mix and expenses of approximately $0.5 million or 4% of Cell Culture sales related to a production halt at our Toronto facility early in the first quarter of 2004 due to a "mad-cow" scare in Washington State. The production halt resulted from our inability to transport raw materials from our U.S. supplier to our facility in Toronto. As a result, much of our Toronto plant was idle for approximately a month until all of the importation clearances from the Canadian government were obtained. The plant is now fully operational and running near capacity and we expect to meet customer demand for the remainder of 2004.

Diagnostic Products

        Sales of Diagnostic Products were down slightly in the first quarter of 2004 compared to the first quarter of 2003. Sales of diagnostic monoclonal antibodies and related products were $5.4 million in the first quarter of 2004, compared with $5.3 million in the first quarter of 2003. Sales of disease state antibodies, detection products and other diagnostic products decreased during the first quarter of 2004 from the same period in the prior year, primarily because the prior year's first quarter included sales of certain Diagnostic Products that were sourced from our donor center network, which was sold as part of the therapeutic plasma divestiture. Gross margins on Diagnostic Products were 44% for the first quarter of 2004 compared with 54% in the first quarter of 2003. The decline in gross margin is due primarily to the impact of operating our Scotland facility at a lower utilization in order to more accurately match inventory levels to anticipated customer demand, customer mix and the effects of foreign currency. The Company expects Diagnostic gross margin to be lower than those experienced in the prior year, but trend towards 2003 Diagnostic's gross margin over the remainder of the year on a quarter to quarter basis. Changes in foreign currency exchange rates increased dollar-denominated Diagnostic Products' sales and gross profit by $0.4 million and $30,000, respectively, in the first quarter of 2004 as compared to the first quarter of 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative ("SG&A") expenses increased $4.7 million from $7.0 million (32% of net sales) in the first quarter of 2003 to $11.7 million (32% of net sales) in the same period of 2004, primarily due to the acquisition of Chemicon in April 2003. Chemicon accounted for $5.5 million of SG&A in the first quarter of 2004. The increase attributable to Chemicon was partially offset as the

Company continued to emphasize cost controls over SG&A at all locations including its corporate office. Management expects SG&A to be under 30% of consolidated sales for the full fiscal year 2004.

RESEARCH AND DEVELOPMENT

        Research and development expense increased 112% in the first quarter of 2004 over the prior year's quarter, and represented over 5% of sales in the current year's period, compared with 4% in the first quarter of 2003 due to the acquisition of Chemicon in April 2003. Chemicon accounted for $1.0 million of research and development expenses in the first quarter of 2004.

AMORTIZATION OF INTANGIBLES

        Amortization of intangibles increased from $0.2 million in the first quarter of 2003 to $0.7 million in the first quarter of 2004 due to the acquisition of Chemicon effective April 1, 2003. The Chemicon acquisition added $0.4 million in amortization during the first quarter of 2004 compared to the same period of 2003.

SPECIAL CHARGES AND WRITE-OFF OF DEFERRED FINANCING COSTS

        During the first quarter of 2003, the Company incurred charges of approximately $0.6 million. The components of these charges included approximately $0.4 million related to the write-off of debt issuance costs associated with our revolving credit facility that was replaced on April 7, 2003, which was included in "Write-off of deferred financing costs" in the accompanying Consolidated Statements of Income. The balance, $0.2 million, related to a loss associated with an equipment failure at our Toronto facility, which was included in "Special charges" in the accompanying Consolidated Statements of Income.

OTHER (INCOME) EXPENSE, NET

        Other (income) expense, net consists primarily of gains and losses from foreign currency transactions and income from transition services associated with the therapeutic plasma divestiture. Recognized losses on foreign exchange totaled approximately $0.2 million for the first quarter of 2004, compared to a loss of approximately $0.1 million in the first quarter of 2003. Income from transition services was $0.4 million in the first quarter of 2004. The Company expects income from transition services to continue at a similar rate as the first quarter of 2004 until June 2004. The Company did not have any income from transition services in 2003.

INTEREST EXPENSE

        Interest expense increased from $0.1 million during the first quarter of 2003 to $1.1 million during the first quarter of 2004. The increase in interest expense was due to interest on the Company's 4.75% Convertible Senior Subordinated Debentures, which were issued on August 22, 2003.

INTEREST INCOME

        Interest income increased from $0.1 million during the first quarter of 2003 to $0.2 million during the first quarter of 2004. The increase in interest income was due to maintaining higher cash balances during the first quarter of 2004 compared to the first quarter of 2003.

PROVISION FOR INCOME TAXES

        The provision for income taxes as a percentage of income before taxes decreased from 35% during the first quarter of 2003 to 33% during the first quarter of 2004. The Company's effective tax rate declined during the first quarter of 2004 because it expects higher tax credits and generation of more of the Company's income in lower tax jurisdictions during the fiscal year.

Liquidity and Capital Resources

        The following table sets forth certain indicators of financial condition and liquidity as of March 28, 2004 and December 28, 2003 (in thousands):

	March 28, 2004	December 28, 2003
Cash and cash equivalents	$58,510	$48,564
Working capital	106,234	104,760
Convertible debentures	132,207	130,916
Stockholders' equity	184,013	178,972
Total debt to equity	72%	73%

        Serologicals has three principal sources of near-term liquidity: (1) existing cash and cash equivalents; (2) cash generated by operations; and (3) available borrowing capacity under the revolving credit facility ("Revolver"), which provides for a maximum borrowing capacity of $30.0 million. As of April 30, 2004, the Company had $30.0 million available under the Revolver. Management believes the Company's liquidity and capital resources are sufficient to meet its working capital, capital expenditure and other anticipated normal operating cash requirements over the next twelve months. However, the Company may be required to issue additional debt or equity over the next twelve months to finance potential acquisitions.

        Net cash provided by operating activities was $12.5 million and $5.1 million during the first quarters of 2004 and 2003, respectively. Operating assets and liabilities decreased $6.2 million and $0.5 million during the first quarters of 2004 and 2003, respectively. Operating assets and liabilities decreased more during the first quarter of 2004 primarily due to a larger reduction in accounts receivables. Accounts receivables declined $13.6 million during the first quarter of 2004 compared to a reduction of $4.6 million during the first quarter of 2003. Accounts receivables declined more in the first quarter of 2004 due to timing of shipments during the quarter. During the first quarter of 2004, 53% of the quarter's shipments occurred in March compared to 70% during the same period in 2003. The remaining increase in cash provided by operating activities is due to higher net income from operations, depreciation and amortization and tax benefit from exercise of stock options. Depreciation and amortization increased in the first quarter of 2004 compared to the same period in 2003 due to the acquisition of Chemicon effective April 1, 2003.

        Net cash used in investing activities in the first quarter of 2004 was $2.1 million, compared with $1.9 million in the first quarter of 2003. Capital expenditures for the first quarter of 2004 consisted primarily of the construction of the Company's new Bio-Process Manufacturing Facility in Lawrence, Kansas. During the first quarter of 2004, the Company also received the initial cash payment of $3.5 million from the sale of the therapeutic plasma business. The Company anticipates capital expenditures for the remainder of the year to total approximately $5.5 million to $7.5 million. The most significant capital expenditure anticipated for the remainder of 2004 is the completion of the Bio-Process Manufacturing Facility in Lawrence, Kansas and the implementation of our enterprise resource planning system at Chemicon.

        Net cash provided by financing activities in the first quarter of 2004 was $1.3 million, compared with net cash used in financing activities of $0.2 million in the first quarter of 2003. Financing activities in the first quarter of 2004 consisted of proceeds from the exercise of stock options.

        There have been no material changes regarding Serologicals' contractual obligations from the information provided in our Annual Report on Form 10-K for the fiscal year ended December 28,

2003. The contractual obligations are discussed under the caption "Liquidity and Capital Resources" in "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in the Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        There have been no material changes regarding Serologicals' market risk position from the information provided in our Annual Report on Form 10-K for the fiscal year ended December 28, 2003. The quantitative and qualitative disclosures about market risk are discussed under the caption "Market Risk" in "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in the Form 10-K.

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

Item 6. Exhibits and Reports on Form 8-K

  a.
  Exhibits (numbered in accordance with Item 601 of Regulation S-K):

3.1	Amended and Restated Certificate of Incorporation (Exhibit 3.1 to the Company's Annual Report on Form 10-K for the period ending December 29, 2002 is hereby incorporated by reference.)
3.2	Amended and Restated By-laws (Exhibit 3.4 to the Company's Registration Statement on Form S-1 (File No. 33-91176), effective June 14, 1995, is hereby incorporated by reference).
4.1	Specimen Common Stock Certificate (Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 33-91176), effective June 14, 1995, is hereby incorporated by reference).
4.2.1	Specimen Form of Rights Certificate (Exhibit 2.1 of the Company's Registration Statement on Form 8-A (File No.000-26126) filed August 10, 1999, is hereby incorporated by reference).
4.2.2	Form of Rights Agreement, dated as of August 2, 1999, between the Company and State Street Bank & Trust Company, N.A. (Exhibit 2.2 of the Company's Registration Statement on Form 8-A (File No. 000-26126) filed August 10, 1999, is hereby incorporated by reference).
4.2.3	Summary of Rights Plan (Exhibit 2.4 of the Company's Registration Statement on Form 8-A filed August 10, 1999).
4.3.1	Indenture, dated as of August 20, 2003, between Serologicals Corporation and The Bank of New York, as Trustee, for the 4.75% Convertible Senior Subordinated Debentures due 2033, including the form of 4.75% Convertible Senior Subordinated Debenture due 2033 (Exhibit 4.1 to the Company's Current Report on Form 8-K, dated August 21, 2003 is hereby incorporated by reference).
4.3.2	Registration Rights Agreement, made and entered into as of August 20, 2003, by and among Serologicals Corporation, Banc of America Securities LLC, J.P. Morgan Securities Inc. and UBS Securities LLC (Exhibit 4.2 to the Company's Current Report on Form 8-K, dated August 21, 2003 is hereby incorporated by reference).
10.1	Employment Agreement between the Company and Dennis W. Harris, Ph.D. * †
31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*

*
Filed herewith

†
Compensatory Plan or Arrangement

  b.
  Reports on Form 8-K furnished or filed during the quarter ended March 28, 2004:

1)	Form 8-K announcing the Company's expectations for financial results for 2004, filed on January 12, 2004.
2)	Form 8-K announcing the completed sale of the therapeutic plasma business to Gradipore Limited, filed on January 27, 2004.
3)	Form 8-K furnishing the Company's fourth quarter 2003 earnings release filed on February 18, 2004.
4)	Form 8-K/A filing the pro forma financial statements for the therapeutic plasma disposition filed on March 12, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEROLOGICALS CORPORATION (Registrant)
Date: May 7, 2004	BY:	/s/ HAROLD W. INGALLS
Harold W. Ingalls Duly Authorized Officer of the Registrant, Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

QuickLinks

INDEX SEROLOGICALS CORPORATION AND SUBSIDIARIES
  PART I.
  Item 1. Financial Statements
SEROLOGICALS CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited and in thousands)
SEROLOGICALS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Unaudited and in thousands, except share and per share amounts)
SEROLOGICALS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited and in thousands)
SEROLOGICALS CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 28, 2004 (UNAUDITED)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
  PART II.
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES