Form 10-K/A
period 2003-04-28
SEROLOGICALS CORP
filed 2004-06-04
CIK 767673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

      This amendment on Form 10-K/ A (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 28, 2003 (the “Original Filing”) is being filed (i) to refile in its entirety “Part I — Item 1. — Business” of the Original Filing to conform the “Special Note Regarding Forward-Looking Statements” and the “Cautionary Statements” disclosure contained therein to the corresponding disclosure set forth in our Registration Statement on Form S-3 (Commission File No. 333-113953) and to revise the discussion of patents on one of our products set forth under the caption “Overview of Operations”; (ii) to refile in its entirety “Part II. — Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations” to amend the disclosure contained under “Critical Accounting Policies — Inventory” and to amend the disclosure related to a take-or-pay contract under the caption “Results of Operations”; and (iii) to refile in its entirety “Part IV. — Item 15. — Exhibits, Financial Statements and Reports on Form 8-K” to provide updated certifications of our President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer. This Amendment does not amend any other information previously filed in the Original Filing, including our consolidated statements of income, balance sheets, statements of cash flow, or statements of stockholders’ equity. The Original Filing is hereby superseded and amended with respect to the sections set forth in this filing.

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

      We manufacture our Cell Culture and Diagnostic Products in facilities located in North America and the U.K.. We operate protein fractionation facilities located in Kankakee, Illinois and Toronto, Ontario and have a third facility under construction in Lawrence, Kansas. These facilities provide a variety of highly purified proteins used in diagnostic reagents and cell culture media components for use in the development and manufacturing of biotechnology products. Additionally, these facilities produce a line of highly purified animal proteins known as cell culture media components that are used primarily by biopharmaceutical and biotechnology companies as nutrient additives in cell culture media. The Company’s most significant product within the Cell Culture segment is EX-CYTE®. EX-CYTE® is a concentrated solution of cholesterol, lipoproteins and fatty acids that is used, in combination with other cell culture supplements, to reduce or replace animal serum in cell culture processes. The manufacturing process for EX-CYTE® is patented. Serologicals has also received a patent on a proprietary purification process used in the manufacture of EX-CYTE®. The process inactivates infectious prions, which are the cause of “mad cow” disease. Other key products within the Cell Culture segment include proprietary bovine serum albumin (“BSA”), recombinant insulin and other products used principally in mammalian cell culture.

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

Cautionary Statements

      You should consider the following risk factors, together with other matters described in this Form 10-K or incorporated herein by reference, in evaluating the Company and its prospects. Any of the following risks could seriously harm our business and financial results. In such case, the trading price of our securities could decline.

If we are unable to implement our growth strategy, the price of our common stock may be adversely affected.

      Our growth strategy is to increase our sales and profitability by increasing our rate of growth. We have historically achieved, and intend to continue to achieve, our growth primarily through the acquisition or internal development of new product lines, the expansion of our customer base and the addition of new businesses. However, we cannot guarantee that we will continue to expand successfully or that growth or expansion will result in continued profitability. Our ability to implement our growth strategy will depend upon a variety of factors that are not entirely within our control, including:

•	our ability to develop new products internally;

•	our ability to make profitable acquisitions;

•	integration of acquired companies and facilities into existing operations;

•	hiring, training and retention of qualified personnel;

•	establishment of new relationships or expansion of existing relationships with customers and suppliers; and

•	availability of capital.

      Our growth strategy includes growth by acquisitions. We compete for acquisition opportunities with companies that have significantly greater financial resources than we have. Therefore, there is a risk that we may be unable to complete an acquisition that we believe could be important to our growth strategy because one of our competitors may be willing to pay more for a potential acquisition candidate or may be able to use its financial resources to acquire a potential acquisition candidate before we are able to obtain financing.

If we implement our growth strategy but are unable to manage our growth, our sales and profitability might be adversely affected.

      The implementation of our growth strategy may place additional demands on our administrative, operational and financial resources and increase the demands on our financial systems and controls. Our ability to manage our growth successfully may require us to continue to improve and expand these resources, systems and controls. If our management is unable to manage growth effectively, our operating results could be adversely affected. If we are unable to manage our growth, the price of our common stock may be adversely affected.

We may not be able to raise the additional capital necessary to implement our growth strategy.

      Our growth strategy requires that we make expenditures in connection with new products and the acquisition of other companies. During fiscal 2004, we expect that our expenditures in connection with our growth strategy will be approximately $12 million to $15 million. Although we believe we have sufficient resources to finance the expected fiscal 2004 expenditures in connection with our growth strategy, if our actual expenditures exceed our estimates, we may be required to seek additional sources of financing, which may include issuing additional debt or equity securities during the next year to finance potential acquisitions.

      We cannot predict the amount of our expenditures in connection with our growth strategy in years after fiscal 2004 because opportunities for implementing our growth strategy arise unexpectedly. This is particularly the case for acquisition opportunities. In the past, when an acquisition opportunity arose, we were required to obtain financing simultaneously with our attempt to negotiate the terms of the acquisition. Our dependence on additional financing may place us at a disadvantage in competing for acquisitions. When a future acquisition opportunity arises, we will be required to evaluate the sources of financing and the terms of the financing available at the time. If we cannot find financing on acceptable terms, we may be unable to make the acquisition.

Our competitors may increase the sales of their products in a way that results in decreased sales of our products and our loss of market share.

      The markets for many of our products, particularly our research products, are very competitive and price sensitive. The following companies are our most significant competitors:

•	Amersham plc

•	Apogent Technologies, Inc.

•	Beckman Coulter, Inc.

•	Bio-Rad Laboratories, Inc.

•	Cambrex Corporation

•	CSL Limited

•	Fisher Scientific International, Inc.

•	Invitrogen Corporation

•	Merck KgaA

•	Millipore Corporation

•	Qiagen N.V.

•	Sigma-Aldrich Corp

•	Techne Corporation

      Some of our competitors have significant financial, operational, sales and marketing resources, and significant experience in research and development. Our competitors may develop new technologies that compete with our products or render our products obsolete. If a competitor develops superior technology or cost-effective alternatives to our products, our business, operating results and financial condition could be negatively impacted. In addition, demand for our products may weaken due to reduction in research and development budgets, loss of distributors and other factors identified in this prospectus, which could have an adverse effect on our financial condition.

      We believe that customers in our markets display a significant amount of loyalty to their initial supplier of a particular product. Therefore, it may be difficult to generate sales to potential customers who have purchased products from competitors. To the extent we are unable to be the first to develop and supply new products, our competitive position may suffer.

      We intend to compete in our industry by leveraging and expanding upon the business and operational structure that we put in place during the past twelve months. Among other things, we intend to leverage our expanded sales and marketing structure, to expand our investment in research and development and to continue to evaluate acquisitions of businesses and technologies that will further accelerate our growth in both revenue and profitability. However, we cannot assure you that our plans will be successful and that we will be able to maintain or increase our market share.

If our supply of bovine serum or human recombinant insulin is interrupted or if the price of such materials increases and we are unable to pass the increases to our customers, our cell culture business would be materially adversely affected.

      Our cell culture business relies on the continued availability of bovine serum, which is the raw material from which our EX-CYTE® product is derived and which is a component used in the manufacture of other cell culture products, and of human recombinant insulin, which we distribute to our cell-culture-product customers. The availability and price of bovine serum has been affected by scares or outbreaks of disease or similar health concerns or perceptions about the safety of bovine serum, government regulation and trade restrictions. Cows afflicted with bovine spongiform encephalopathy (“BSE,” commonly referred to as “mad cow disease”) were recently discovered in Canada and the northwestern United States. These animals were the first known cases of mad cow disease in North America. The discovery of mad cow disease in North America caused disruptions in our production and sales of some of our cell culture products. As a result of both discoveries, we were forced to close our Canadian manufacturing facility for a period of time and to delay shipments of inventory to a number of international customers due to foreign government regulations. We were also unable to import raw material sourced in the United States into Canada and vice versa for a period of time following the discovery of BSE in each country. Similar scares or actual outbreaks of disease could have a material adverse effect on our business, results of operations and financial condition.

      We now obtain all the bovine serum we use to manufacture our cell culture products from a single privately held abattoir located in Illinois. If we are unable to obtain bovine serum from our existing supplier because of a future outbreak of BSE, we will contact other suppliers and attempt to find a source of supply in one of the few countries that is believed to be free from BSE. We have not arranged a source of supply from a source in one of such countries and do not know that we will be able to do so. If we cannot find another source, our cell culture products business will be materially adversely affected.

      We obtain the human recombinant insulin that we distribute to our cell-culture-supplement customers from Novo-Nordisk A/ S, a company based in Denmark. We recently entered into a three-year contract with this supplier. We do not have an alternate source of supply for human recombinant insulin. We do not believe that we could readily obtain another source of human recombinant insulin, if our supply from Novo-Nordisk A/ S were interrupted. If our supply were interrupted, our cell culture business and our results of operations would be materially adversely affected.

Our EX-CYTE® product sales are driven by market demand for therapeutic drugs that we do not manufacture or sell. If such drugs are not commercially successful, the companies that manufacture them will not purchase EX-CYTE®, and our results of operations may be materially adversely affected.

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

      The facilities we use in our Cell Culture and Diagnostic Products segments are subject to extensive regulation by the FDA, primarily through the requirements of the Public Health Service Act and the Food, Drug and Cosmetic Act. New facilities, products and operating procedures also must be approved by the FDA and/or similar governmental bodies in other countries. Our facilities are also subject to periodic inspection by the FDA and other similar governmental bodies to ensure their compliance with applicable laws and regulations. Failure to comply with these laws and regulations can lead to sanctions by the governmental bodies, such as written observations of deficiencies made following inspections, warning letters, product recalls, fines, product seizures and consent decrees, which would be made available to the public. Such actions and publicity could affect our ability to sell our products. In the past, we have received notifications and warning letters from the FDA relating to deficiencies in our compliance with FDA requirements. We were required to take measures to respond to the deficiencies. There can be no assurance that the FDA will not request that we take additional steps to correct these deficiencies or other deficiencies in compliance raised by the FDA in the future. Correction of the deficiencies could have a material adverse affect on our business.

      We are also indirectly held accountable for complying with some of the regulations to which our customers are subject, even though we are not the regulated entity. For example, some of our customers use our products in the manufacturing process for their drug and medical device products. Such products are regulated by the FDA under the FDA’s Quality System Regulations, or QSR. Although the customer is ultimately responsible for QSR compliance for their products, the customers expect that the materials we sell to them will meet QSR requirements. We could lose sales and customers, and incur products liability claims, if our products do not meet QSR requirements, to the extent applicable. In this regard, during 2002 and 2003 we experienced a delay in demonstrating to our customers’ satisfaction that our Toronto manufacturing facility complied with their QSR requirements. This delay resulted in lost sales and increased costs during fiscal 2002 and 2003. We are beginning the process of demonstrating QSR compliance of our new manufacturing facility in Lawrence, Kansas, to our customers. Delays in their acceptance of our plant could cause lost sales and increased costs.

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

If we are not able to identify new licensing opportunities or to enter into licenses for new products on acceptable terms, we may be unable to offer new products, which would adversely affect our results of operations.

      A component of our business strategy is to increase the number of products we offer by licensing products developed by other biotechnology companies or academic research laboratories. We attempt to market such products to our customers. Often, we attempt to improve the licensed products using our technologies. Therefore, we depend on the success of our licensing efforts for a portion of our new products. There can be no assurance that our licensing efforts will be successful.

      We license technology that enables us to access proprietary biological materials that we use to manufacture our products. Some of the licenses do not provide guarantees that we will have all legal rights to sell products that are derived from the licensed technology. Therefore, we may be prevented from selling products produced with the licensed biological materials because of competing technologies owned by others, including patented technologies. If our products are found by a court to infringe intellectual property rights of a third party, we may be prevented from practicing that technology. Moreover, if found by a court to infringe the patent of the third party, we may be liable for compensatory damages, treble damages and attorney’s fees and subject to a royalty obligation or enjoined from practicing the technology altogether, notwithstanding the license from the licensor. Although we attempt to obtain indemnification from our licensors, we do not always receive indemnification against third party claims of patent infringement.

      In the ordinary course of business we receive notices alleging that one or more of our approximately 7,000 research products violates a patent or other intellectual property right. Although we have not in the past incurred material liabilities as a result of infringement claims with respect to our research products, we have no assurance that we will not incur material liability as a result of an infringement claim in the future, which could materially adversely affect our results of operations.

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

If we do not protect our intellectual property, our business could be materially adversely affected.

      Many of our current products are not protected by patents that we own or license. We attempt to protect these products by maintaining our intellectual property related to them as trade secrets. Our products that are not patented may be susceptible to reverse engineering or parallel development efforts and sales by our competitors. We attempt to protect our trade secrets by entering into confidentiality agreements with third parties, our employees and consultants. However, these agreements can be breached and, if they are, there may not be an adequate remedy available to us. If our trade secrets become known we may lose our competitive position. To prevent competitors from using technologies and trademarks in which we hold intellectual property rights, it may be necessary for us to litigate against those competitors. Any litigation could result in substantial expense, may distract our management, and may not adequately protect the proprietary technologies and trademarks. Furthermore, litigation may result in a finding of invalidity and unenforceability of our intellectual property rights. In any case in which we are unable to protect our proprietary technologies and trademarks, we may be subject to increased competition, resulting in lost sales and reduced profits, and even discontinuance of or non-entry into a product line. Our patents have a limited term.

      We own approximately 60 patents and have approximately 24 patent applications pending, most of which relate to our research products business. Our issued patents expire beginning in May 2004 through October 2020. Several of our patents are on EX-CYTE®, which is our most important cell culture product. We have also obtained a federal trademark registration on the name of the product. One patent on the process used to make EX-CYTE® expires in October 2006 in the United States and in April 2006 in Europe and Japan. Other patents associated with the process for making EX-CYTE® expire in 2012 and beyond. After the expiration of our process patents on EX-CYTE®, other companies could produce products similar to EX-CYTE® using our process. If other companies did so, sales of EX-CYTE® could be materially adversely affected. We believe that our intellectual property protection with respect to EX-CYTE® is material to our business. We do not believe that any of our other patents is material to our business.

      We have approximately 400 licenses from others and we have approximately 100 licenses to others. Most of our licenses from others relate to our research products business. The licenses from others typically cover patents or biological materials, such as cell lines, that we use to develop new products. Most of them are for fixed terms with options for renewal. No single license is material to our business.

      In the ordinary course of business we receive notices alleging that one or more of our products may violate the intellectual property rights of others. Although we have not in the past incurred material liabilities as a result of such infringement claims, we have no assurance that we will not incur material liability as a result of an infringement claim in the future, which could materially adversely affect our business.

      All of our current employees are required to sign confidentiality and non-disclosure agreements. The agreements restrict the ability of our employees to disclose proprietary company data without our prior permission. We enforce these agreements when appropriate. However, if one of our current or former employees discloses proprietary company data in violation of these agreements, our business could be materially adversely affected.

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

      International sales accounted for approximately 36% of our revenues in fiscal 2003, 54% of our revenues in fiscal 2002, and 48% of our revenues in fiscal 2001. International sales can be subject to many inherent risks that are difficult or impossible for us to predict or control, including:

•	unexpected changes in regulatory requirements and tariffs;

•	difficulties and costs associated with staffing and managing foreign operations, including foreign distributor relationships;

•	longer accounts receivable collection cycles in certain foreign countries;

•	adverse economic or political changes;

•	unexpected changes in regulatory requirements;

•	more limited protection for intellectual property in some countries;

•	changes in our international distribution network and direct sales force;

•	changes in currency exchange rates;

•	potential trade restrictions, exchange controls and import and export licensing requirements; and

•	potentially adverse tax consequences of overlapping tax structures.

      Each of these risks might impact our cash flow or impair our ability to borrow funds, which ultimately could affect our business, financial condition or operating results. We have not attempted to mitigate the risk of fluctuations in currency exchange rates by entering into hedging financial arrangements. We have not entered into foreign exchange hedging financial arrangements because the foreign sales of our research products segment, which are frequently in foreign currencies, tend to offset the U.S. sales of our diagnostics segment, which are frequently denominated in U.S. dollars. Therefore, we believe that the risk to our results of operations posed by fluctuations in foreign exchange rates does not currently warrant a hedging arrangement.

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

Compliance with environmental laws and regulations could adversely affect our results of operations.

      We are subject to environmental laws and regulations governing the use of materials and chemicals used in our business. We use many chemicals that are classified as hazardous substances in our manufacturing operations, including organic solvents. We believe that our safety and environmental policies for handling and disposing of such materials comply with standards prescribed by state and federal agencies. There is a risk, however, that we might accidentally release a hazardous substance into the environment. In addition, we cannot assure you that laws, rules and regulations or enforcement policies that are more restrictive than those with which we now comply will not be adopted in the future. If so, we would be required to change our compliance programs, which could make compliance more expensive or otherwise adversely affect our results of operations.

The market price of our stock could be volatile.

      The market price of our common stock has been subject to volatility. During 2002, the price of a share of our common stock ranged from $7.32 to $22.00. During 2003, the price ranged from $7.68 to $18.50. During the first quarter of 2004, the price of a share of our common stock ranged from $14.34 to $21.17. In the future, the market price of our common stock and debentures may fluctuate substantially due to a variety of factors, including:

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

      Some investors favor companies that pay dividends, particularly in market downturns. We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for funding growth and, therefore, we do not currently anticipate paying cash dividends on our common stock. Furthermore, we are prohibited by the terms of our existing credit facility from paying dividends on our common stock. Investors who require dividend income should not invest in our common stock. An investment in our common stock will provide a return only if you are able to sell our common stock for more than you paid for it. We cannot guarantee that the price of our stock will increase. Stock prices are inherently unpredictable.

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

     Inventory

      Inventories are carried at the lower of cost or market. Cost includes materials, labor and overhead. Market, with respect to all inventories, is replacement cost or net realizable value. Management frequently reviews inventory to determine the necessity of adjustments for excess, obsolete or unsaleable inventory. These reviews require management to assess customer and market demand. Management uses several different methods to evaluate the net realizable value of inventory, including the age of inventory, excess supply based on anticipated demand, specific identification and lower of cost or market. Management is not aware of any instances where its previous estimates or assumptions, which were used to determine the net realizable value of inventory at December 28, 2003 and December 29, 2002, materially varied from actual results. Management does not expect its estimates or assumptions to change in the future.

      Gross inventories at December 28, 2003 and December 29, 2002, were $39.6 million and $24.1 million, respectively. Inventories are presented on the balance sheet net of adjustments for excess, obsolete and unsalable inventory of $5.8 million and $4.6 million at December 28, 2003 and December 29, 2002, respectively.

      The following table sets forth a roll forward of the inventory adjustments for the years ended December 28, 2003, December 29, 2002 and December 30, 2001 (in millions):

	Balance at	Charged to			Foreign
	Beginning of	Costs and	Charged to		Currency Effect		Balance at
	Period	Expenses	Goodwill		on Transaction	Deductions	End of Period

Inventory Adjustments
Year Ended:
December 28, 2003	$4.6	$3.0	$1.6	(a)	$(0.3)	$(3.1)	$5.8
December 29, 2002	2.9	1.8	3.0	(b)	—	(3.1)	4.6
December 30, 2001	2.2	1.2	1.1	(b)	(0.5)	(1.1)	2.9

(a)	Adjustment established upon purchase of Chemicon effective April 1, 2003.

(b)	Adjustment established as a result of the purchase of Intergen on December 13, 2001.

      These estimates may prove to be inaccurate, in which case the Company may have overstated or understated the adjustment required for excess, obsolete or unsaleable inventory and its cost of goods sold, accordingly.

      At December 28, 2003, inventory adjustments determined on specific identification, age of inventory and excess supply represented 45%, 39%, 7%, respectively, of the inventory adjustment balance. The following table presents the sensitivity analysis on the inventory adjustment at December 28, 2003 adjusted for the items that are age sensitive and potentially in excess supply assuming the age and forecast were expanded by increasing the time periods by 25% or reduced by decreasing the time periods by 25%, which management considers to be an extreme case scenario. Adjustments for inventory evaluated under the specific identification method can not be evaluated for sensitivity. Amounts in the table are in millions.

	As Reported	Reduced by 25%	Increased by 25%

Inventory adjustment	$5.8	$5.1	$7.0

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

      In the fourth quarter of 2003, the Company recorded $3.5 million in revenue in the Cell Culture Products segment arising from a take or pay contract for EX-CYTE® with a major customer without having to deliver any product. Accordingly, total and Cell Culture Product net sales, gross profit and operating income in 2003 were favorably impacted by $3.5 million. The Company was able to reduce production of EX-CYTE® in the fourth quarter of 2003 in anticipation of this event and therefore it had no impact on inventory on hand. The customer does not have any minimum commitment to take additional delivery of EX-CYTE® in 2004 and the Company does not expect any revenue under the take or pay provision in 2004. The Company does not expect EX-CYTE® revenues in the future to be materially impacted by changes in volume under this contract.

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

Cell Culture Products

      Net sales of Cell Culture Products increased $5.9 million, or 9%, from $68.1 million in 2002 to $74.0 million in 2003. This increase is due to increased sales of Insulin and BSA, offset partially by lower sales of EX-CYTE®. Insulin sales were up $5.3 million, from $9.7 million in 2002 to $15.0 million in 2003. Insulin sales increased primarily because of additional availability of this product from our supplier during 2003 and the exiting of one of the Company’s competitors from this market space. The Company expects insulin sales to continue to grow in 2004 but at a more modest rate than was experienced in 2003. Sales of BSA increased $1.4 million from $15.4 million in 2002 to $16.8 million in 2003 due to completion of the Cohn BSA expansion at our Toronto facility. BSA sales were negatively impacted during 2003 due to a partial shutdown of our Toronto plant during June 2003 following the discovery of a single cow infected with BSE in Canada. The closure of this plant reduced the amount of saleable product during the year due to manufacturing cycle time required for certain products. Sales of EX-CYTE® declined slightly from $30.8 million in 2002 to $29.3 million in 2003 due to timing of shipments and lower demand for one of our customers’ products that utilizes EX-CYTE® in its manufacturing process. Sales of EX-CYTE® in 2003 included $3.5 million in revenue from a take or pay contract with a major customer as more fully described in “Results of Operations” above.

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

Cell Culture Products

      Gross profit from Cell Culture Products increased $1.5 million, from $37.1 million in 2002 to $38.6 million in 2003. Gross margin decreased from 54% in 2002 to 52% in 2003. Gross margins for Cell Culture Products were positively impacted in 2003 due to a sale of EX-CYTE® at 100% gross margin under the terms of a take or pay contract with one of the Company’s customers as more fully described in “Results of Operations” above. Neither party has any continuing obligations under the take or pay provision in 2004. Gross margins for Cell Culture would have been 51% if this sale had been recorded at a normal margin. Gross margins were lower in 2003 primarily due to product mix, as EX-CYTE®, which is a higher margin product, represented a significantly lower percentage of total Cell Culture product sales than in 2002. Additionally, the margins were approximately 1% lower in 2003 due to manufacturing cost variances arising from excess capacity at certain of our manufacturing facilities.

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

PART IV.

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)	Financial Statements

See (a)(1) Financial Statements on page 41 of the Original Filing

(a)(2)	Financial Statement Schedules

See (a)(2) on page 41 of the Original Filing.

(b)	Reports on Form 8-K

See (b) on page 41 of the Original Filing.

(c)	Exhibits

2.1		Plan and Agreement of Merger dated November 5, 2001, by and among Serologicals Corporation, Intergen Company, L.P., Serocor Incorporated, and Intergen Investors, L.P. (Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated December 19, 2001, is hereby incorporated by reference)
2	.1.1	Amendment to Plan and Agreement of Merger dated December 13, 2001 (Exhibit 2.2 to the Company’s Current Report on Form 8-K, dated December 19, 2001, is hereby incorporated by reference)
2.2		Earnout Agreement dated December 13, 2001 by and among Serologicals Corporation, Intergen Investors, L.P., STJ Bio Corp., Spencer Paige Corp., Ronald Dilling, Donald Gutenkunst, President and Fellows of Harvard College, and University of Illinois Foundation (Exhibit 2.3 to the Company’s Current Report on Form 8-K, dated December 19, 2001, is hereby incorporated by reference)
2	.3.1	Agreement of Purchase and Sale, dated November 30, 1998, between Serologicals Corporation and Bayer Corporation (Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated January 12, 1999, is hereby incorporated by reference)
2	.3.2	First Amendment to the Agreement of Purchase and Sale, dated December 29, 1998, between Serologicals Corporation and Bayer Corporation (Exhibit 2.2 to the Company’s Current Report on Form 8-K, dated March 15, 1999, is hereby incorporated by reference)
2	.4.1	Amended and Restated Securities Purchase Agreement, dated as of February 11, 2003, between Serologicals Research Products, Inc. and Falcon International Investment Holdings LLC (Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated April 11, 2003, is hereby incorporated by reference)
2	.4.2	Deed of Variation, dated April 4, 2003, between Serologicals Research Products, Inc. and Falcon International Investment Holdings LLC (Exhibit 2.2 to the Company’s Current Report on Form 8-K, dated April 11, 2003, is hereby incorporated by reference)
2	.4.3	European Purchase Agreement, dated February 11, 2003, between Serologicals Research Products, Inc. and Falcon International Investment Holdings LLC (Exhibit 2.6 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2002 is hereby incorporated by reference)
2	.4.4	Guaranty Agreement dated February 11, 2003 by and among Serologicals Research Products, Inc., The Beckman Family Trust, David Alan Beckman, Keiko Koga Beckman and Falcon International Investment Holdings LLC (Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the period ending December 29, 2002 is hereby incorporated by reference)
2	.5.1	Stock Purchase Agreement, dated as of December 19, 2003, by and among Gradipore Limited, Gradipore Inc., Serologicals Finance Company, and Serologicals Corporation (Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated January 27, 2004, is hereby incorporated by reference)
2	.5.2	First Amendment to the Stock Purchase Agreement, dated as of January 15, 2004 (Exhibit 2.2 to the Company’s Current Report on Form 8-K, dated January 27, 2004, is hereby incorporated by reference)
3.1		Amended and Restated Certificate of Incorporation (Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2002 is hereby incorporated by reference)
3.2		Amended and Restated By-laws (Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (File No. 33-91176), effective June 14, 1995, is hereby incorporated by reference)
4.1		Specimen Common Stock Certificate (Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 33-91176), effective June 14, 1995, is hereby incorporated by reference)
4	.2.1	Specimen Form of Rights Certificate (incorporated herein by reference to Exhibit 2.1 of the Registration Statement on Form 8-A filed August 10, 1999)
4	.2.2	Form of Rights Agreement, dated as of August 2, 1999, between the Company and State Street Bank & Trust Company, N.A. (incorporated herein by reference to Exhibit 2.2 of the Registration Statement on Form 8-A filed August 10, 1999)

4	.2.3	Form of Certificate of Designation, Preferences and Rights of Series B Preferred Stock (incorporated herein by reference to Exhibit 2.3 of the Registration Statement on Form 8-A filed August 10, 1999)
4	.2.4	Summary of Rights Plan (incorporated herein by reference to Exhibit 2.4 of the Registration Statement on Form 8-A filed August 10, 1999)
4	.3.1	Indenture, dated as of August 20, 2003, between Serologicals Corporation and The Bank of New York, as Trustee, for the 4.75% Convertible Senior Subordinated Debentures due 2033, including the form of 4.75% Convertible Senior Subordinated Debenture due 2033 (Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated August 21, 2003 is hereby incorporated by reference)
4	.3.2	Registration Rights Agreement, made and entered into as of August 20, 2003, by and among Serologicals Corporation, Banc of America Securities LLC, J.P. Morgan Securities Inc. and UBS Securities LLC (Exhibit 4.2 to the Company’s Current Report on Form 8-K, dated August 21, 2003 is hereby incorporated by reference)
10.1		Credit Agreement, dated as of August 29, 2003, among Serologicals Corporation as the Borrower, the subsidiaries of the borrower identified therein as the Guarantors, Bank of America, N.A., as Administrative Agent and L/ C Issuer, and JP Morgan Chase Bank, as Syndication Agent (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 29, 2003, is hereby incorporated by reference)
10.2		Employment Agreement between the Company and Robert P. Collins (Exhibit 10.1 to the Company’s Quarterly Report on Form 10Q for the period ended September 30, 2001, is incorporated herein by reference).†
10.3		1994 Second Amended and Restated Omnibus Incentive Plan, as Amended (Exhibit 10.7.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 25, 2000, is hereby incorporated by reference).†
10.3		Form of Stock Option Agreement (Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 33-91176), effective June 14, 1995, is hereby incorporated by reference).†
10	.4.1	Form of Second Revised Stock Option Agreement (Exhibit 10.4.1 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2002 is hereby incorporated by reference).†
10	.4.2	Form of Third Revised Stock Option Agreement (Exhibit 10.4.2 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2002 is hereby incorporated by reference).†
10.5		Amended and Restated 1995 Non-Employee Directors’ Stock Option Plan, as Amended (Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2000 is hereby incorporated by reference).†
10.6		1996 Employee Stock Purchase Plan (Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2002 is hereby incorporated by reference).†
10	.7.1	Serologicals Corporation 1996 UK Sharesave Scheme (Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2002 is hereby incorporated by reference).†
10	.7.2	Serologicals Corporation UK Share Incentive Plan (Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-104703), effective April 23, 2003, is hereby incorporated by reference).†
10.8		Employment Agreement between the Company and Harold W. Ingalls (Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2001 is hereby incorporated by reference).†
10.9		Amended and Restated Compensation Plan for Non-Employee Directors (Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the period ended June 25, 2000 is hereby incorporated by reference).†
10	.10.1	Employment Agreement between the Company and David A. Dodd (Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the period ended June 25, 2000 is hereby incorporated by reference).†
10	.10.2	Change in Control Executive Severance Package between the Company and David A. Dodd.*†

10	.11.1	Employment Agreement between the Company and Jeffrey D. Linton (Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the period ended September 24, 2000 is hereby incorporated by reference).†
10	.11.2	Revised Employment Agreement between the Company and Jeffrey D. Linton (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2003 is hereby incorporated by reference).†
10.12		Lease Agreement dated October 6, 2000 between the Company and Spalding Triangle, L.L.C. (Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the period ended September 24, 2000 is hereby incorporated by reference)
10.13		Employment Agreement between the Company and Sue Sutton-Jones (Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 is hereby incorporated by reference).†
10	.14.1	Employment Agreement between the Company and Thomas H. Trobaugh (Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2001 is hereby incorporated by reference).†
10	.14.2	Severance Agreement between the Company and Thomas H. Trobaugh (Exhibit 10.19.1 to the Company’s Annual Report on Form 10-K for the period ending December 29, 2002 is hereby incorporated by reference).†
10.15		Employment Agreement between the Company and Joseph T. Kozma (Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the period ending December 30, 2001 is hereby incorporated by reference).†
10.16		Employment Agreement between the Company and James J. Kramer, Ph. D. (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2002 is hereby incorporated by reference).†
10.17		Employment Agreement between the Company and David L. Bellitt (Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the period ending December 29, 2002 is hereby incorporated by reference).†
10	.18.1	Employment Agreement between the Company and Keith J. Thompson (Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the period ending December 29, 2002 is hereby incorporated by reference).†
10	.18.2	Severance Agreement between the Company and Keith J. Thompson (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2003 is hereby incorporated by reference).†
10.19		Employment Agreement between the Company and Philip A. Theodore. *†
10.20		Forms of Change in Control Executive Severance Package between the Company and each Vice President.* †
10.21		Agreement for Design/ Build Services on a Guaranteed Maximum Cost Basis, dated March 19, 2003 by and between Serologicals Corporation (Owner) and CRB Builders.*
10	.22.1	Standard Industrial/ Commercial Single-Tenant Lease, dated November 22, 1999 by and David A. Beckman, as Trustee of the Beckman Family Trust and Chemicon International, Inc.*
10	.22.2	First Amendment to Real Estate Lease, dated March 31, 2003 by and amount David A. Beckman, as Trustee of the Beckman Family Trust and Chemicon International, Inc.*
14.1		Code of Ethics.*
21		Subsidiaries of the Company.*
23.1		Consent of Deloitte & Touche LLP.*
31.1		Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2		Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.3		Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.4	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*
32.3	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.**
32.4	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.**

*	Filed with the Original Filing

**	Filed herewith

†	Compensatory Plan or Arrangement

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Serologicals Corporation has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on June 3, 2004.

SEROLOGICALS CORPORATION
(Registrant)

By:	/s/ HAROLD W. INGALLS

Harold W. Ingalls
Vice President, Finance and Chief Financial Officer