Form 10-Q
period 2004-06-27
SEROLOGICALS CORP
filed 2004-08-06
CIK 767673

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2004
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at July 15, 2004
Common Stock, $0.01 par value per share	24,994,269

INDEX

SEROLOGICALS CORPORATION AND SUBSIDIARIES

PART I.

Item 1. Financial Statements

SEROLOGICALS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands)

	June 27, 2004	December 28, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$56,444	$48,564
Trade accounts receivable, net	28,407	34,126
Inventories	37,895	33,826
Other current assets	8,481	10,982
Discontinued operations	—	7,019

Total current assets	131,227	134,517

PROPERTY AND EQUIPMENT, net	78,481	73,204

DISCONTINUED OPERATIONS	—	5,613

OTHER ASSETS:
Goodwill	94,866	93,577
Intangible assets, net	48,243	49,881
Other	5,538	1,386

Total other assets	148,647	144,844

Total assets	$358,355	$358,178

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,925	$4,547
Accrued liabilities	16,748	22,346
Discontinued operations	—	2,864

Total current liabilities	21,673	29,757

CONVERTIBLE DEBENTURES	128,897	130,916

DEFERRED INCOME TAXES	16,913	18,181

OTHER LIABILITIES	1,282	180

DISCONTINUED OPERATIONS	—	172

STOCKHOLDERS' EQUITY:
Preferred stock	—	—
Common stock	282	281
Additional paid-in capital	123,833	121,130
Retained earnings	82,098	73,717
Accumulated other comprehensive income	3,724	4,191
Less: common stock held in treasury	(20,347)	(20,347)

Total stockholders' equity	189,590	178,972

Total liabilities and stockholders' equity	$358,355	$358,178

The accompanying notes are an integral part of these consolidated financial statements.

SEROLOGICALS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited and in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
NET REVENUES	$43,963	$36,562	$80,467	$58,545
Cost of revenues	19,032	17,348	36,066	27,562

GROSS PROFIT	24,931	19,214	44,401	30,983
OPERATING EXPENSES:
Selling, general and administrative	13,346	11,338	25,032	18,290
Research and development	2,216	1,744	4,182	2,670
Amortization of intangibles	753	681	1,409	921
Special charges	—	1,159	—	1,340

OPERATING INCOME	8,616	4,292	13,778	7,762
Other (income) expense, net	(100)	111	(256)	187
Write-off of deferred financing costs	—	—	—	380
Interest expense	1,189	1,510	2,246	1,627
Interest income	(166)	(15)	(357)	(73)

INCOME FROM CONTINUING OPERATIONS	7,693	2,686	12,145	5,641
PROVISION FOR INCOME TAXES	2,295	949	3,764	1,984

NET INCOME FROM CONTINUING OPERATIONS	5,398	1,737	8,381	3,657
Loss from discontinued operations	—	(606)	—	(504)

NET INCOME	$5,398	$1,131	$8,381	$3,153

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.22	$0.07	$0.34	$0.15
Discontinued operations	—	(0.02)	—	(0.02)

Net income	$0.22	$0.05	$0.34	$0.13

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.18	$0.07	$0.29	$0.15
Discontinued operations	—	(0.02)	—	(0.02)

Net income	$0.18	$0.05	$0.29	$0.13

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	24,964,476	24,485,369	24,897,523	24,469,451

Diluted	34,349,832	24,847,669	34,263,131	24,807,618

The accompanying notes are an integral part of these consolidated financial statements.

SEROLOGICALS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended
	June 27, 2004	June 29, 2003
OPERATING ACTIVITIES:
Net income	$8,381	$3,153
Loss from discontinued operations	—	504

Income from continuing operations	8,381	3,657

Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	5,379	3,986
Tax benefit from exercise of stock options	596	86
Deferred and other compensation	28	38
Deferred income tax provision	3,988	1,068
Non-cash special charges and write-off of deferred financing costs	—	1,356
Changes in operating assets and liabilities:
Trade accounts receivable, net	5,854	1,825
Inventories	(4,037)	(5,044)
Other current assets	(271)	257
Accounts payable	362	(1,823)
Accrued liabilities	(6,298)	(412)
Other, net	216	195

Total adjustments	5,817	1,532

Net cash provided by operating activities	14,198	5,189

INVESTING ACTIVITIES:
Purchases of property and equipment	(10,795)	(5,867)
Purchase of business, net of cash received	464	(97,097)
Disposition of business	3,500	—
Other	(87)	—

Net cash used in investing activities	(6,918)	(102,964)

FINANCING ACTIVITIES:
Proceeds from term loan and revolving credit facility	—	88,500
Proceeds from stock plans	2,081	470
Payment of debt issuance costs	—	(4,413)
Other	—	486

Net cash provided by financing activities	2,081	85,043

Net cash (used in) provided by discontinued operations	(1,763)	5,294
Effects of exchange rate changes on cash and cash equivalents	282	(1,498)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,880	(8,936)
CASH AND CASH EQUIVALENTS, beginning of period	48,564	15,242

CASH AND CASH EQUIVALENTS, end of period	$56,444	$6,306

Supplemental Disclosures:
Interest paid, net of amounts capitalized	$2,005	$534
Income taxes paid	$1,859	$1,711
Non-Cash Investing and Financing Activities:
Stock acquired by employees in lieu of cash bonus	$54	$138

The accompanying notes are an integral part of these consolidated financial statements.

SEROLOGICALS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 27, 2004
(UNAUDITED)

1.     ORGANIZATION AND BASIS OF PRESENTATION

  Organization

        Serologicals Corporation, a Delaware corporation (together with its subsidiaries, "we" or the "Company" or "Serologicals"), is a global provider of biological products and enabling technologies to life science companies. The Company's products are essential for the research, development and manufacture of biologically based life science products. The Company's products and technologies are used in a wide variety of applications within the areas of oncology, hematology, immunology, cardiology and infectious disease research and detection, as well as in the study of molecular biology. The Company's customers include many of the leading life sciences companies throughout the world.

        The Company conducts operations of its Research Products segment through Chemicon International, Inc. ("Chemicon"), which was acquired in April 2003. Chemicon provides a broad range of specialty reagents, kits, antibodies and molecular biology tools to biotechnology, pharmaceutical and academic researchers working in the areas of neuroscience, infectious diseases, stem cell biology, cancer, drug discovery and proteomics. Chemicon is also a leading supplier of monoclonal antibodies, conjugates, antibody blends and kits for use in diagnostic laboratories. Chemicon, headquartered in Temecula, California, has manufacturing and distribution operations in California, Australia and the United Kingdom.

        The Company manufactures Cell Culture Products and Diagnostic Products in facilities located in North America and the United Kingdom. The Company operates protein fractionation facilities located in Kankakee, Illinois and Toronto, Ontario and has a third facility in Lawrence, Kansas that we expect to be operational in late 2004. These facilities provide a variety of highly purified proteins used in diagnostic reagents and cell culture media components for use in the development and manufacturing of biotechnology products. Additionally, these facilities produce a line of highly purified animal proteins known as cell culture media components that are used primarily by biopharmaceutical and biotechnology companies as nutrient additives in cell culture media. The Company's most significant product within the Cell Culture Segment is EX-CYTE®, which is produced through a patented manufacturing process. EX-CYTE® is a concentrated solution of cholesterol, lipoproteins and fatty acids that is used, in combination with other cell culture supplements, to reduce or replace animal serum in cell culture processes. Other key products within the Cell Culture segment include proprietary bovine serum albumin, human recombinant insulin and other products used principally in mammalian cell culture.

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

  Basis of Presentation

        The accompanying unaudited consolidated financial statements include the accounts of Serologicals and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are of a normal recurring nature, to present fairly Serologicals' financial position, results of operations and cash flows at the dates and for the periods presented. Interim results of operations are not necessarily indicative of results to be expected for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements as of December 28, 2003 and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 28, 2003, as amended by the Company's Annual Report on Form 10-K/A (Amendment No. 1) filed on June 4, 2004.

        Financial statements for all periods presented have been reclassified to separately report results of discontinued operations from results of continuing operations (Note 3). Disclosures included herein pertain to the Company's continuing operations unless otherwise noted.

        Certain prior year amounts have been reclassified to conform to the current year presentation.

  Inventories

        Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. Market for product inventories is net realizable value.

        Inventories at June 27, 2004 and December 28, 2003 consisted of the following (in thousands):

	2004	2003
Raw materials	$9,602	$9,097
Work in process	8,977	10,554
Finished goods	19,316	14,175

Total	$37,895	$33,826

  Derivative Financial Instruments

        On October 17, 2003, the Company entered into interest rate swap agreements relating to $70.0 million principal amount of its 4.75% Convertible Senior Subordinated Debentures due August 15, 2033 (the "Debentures"). The objective of the swaps is to convert the 4.75% fixed interest rate on this portion of the Debentures to a variable interest rate based on the 6-month LIBOR at the end of each interest period plus a spread of 66 basis points. The gain or loss from changes in the fair value of the swaps is expected to offset the gain or loss from the changes in the fair value of the cash flows from the interest payments of 54% of the Debentures throughout the expected life of the Debentures. At June 27, 2004 and December 28, 2003, the fair market value of the interest rate swaps was a liability of $1.1 million and an asset of $0.9 million, respectively. The fair value of the interest rate swaps was included in "Other liabilities" at June 27, 2004 and "Other assets" at December 28, 2003 in the accompanying Consolidated Balance Sheets. The Company analyzed ineffectiveness on the swaps at June 27, 2004 and determined that ineffectiveness was immaterial. This interest rate swaps were designated and qualified as a fair value hedge in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" and related interpretations and amendments. The Company has presented the carrying value of the Debentures net of the changes in the fair value of the swaps as follows (amounts in thousands):

	June 27, 2004	December 29, 2003
Face value of Debentures	$130,000	$130,000
Fair market value of swaps	(1,103)	916

Carrying value of Debentures	$128,897	$130,916

  Earnings per Share

        Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per share is similar to basic earnings per share, except that net income is adjusted by the after-tax interest expense on the Debentures that are dilutive and the weighted average number of shares includes the dilutive effect of stock options, stock awards, and Debentures. The dilutive effect of the Debentures was included in diluted earnings per share for the three and six months ended June 27, 2004.

        The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Numerator:
Basic net income from continuing operations	$5,398	$1,737	$8,381	$3,657
Plus: interest expense on Debentures, net of tax	805	—	1,496	—

Diluted net income from continuing operations, as adjusted	6,203	1,737	9,877	3,657

Basic income from discontinued operations	—	(606)	—	(504)
Plus: interest expense on Debentures, net of tax	—	—	—	—

Diluted income from discontinued operations, as adjusted	—	(606)	—	(504)

Basic net income	5,398	1,131	8,381	3,153
Plus: interest expense on Debentures, net of tax	805	—	1,496	—

Diluted net income, as adjusted	$6,203	$1,131	$9,877	$3,153

Denominator:
Basic earnings per share—weighted average shares outstanding	24,964	24,485	24,898	24,469
Effect of dilutive securities:
Debentures	8,790	—	8,790	—
Stock options	566	344	547	321
Common stock awards	30	19	28	18

Diluted earnings per share—weighted average shares outstanding	34,350	24,848	34,263	24,808

Basic earnings per share:
Continuing operations	$0.22	$0.07	$0.34	$0.15
Discontinued operations	—	(0.02)	—	(0.02)

Net income	$0.22	$0.05	$0.34	$0.13

Diluted earnings per share:
Continuing operations	$0.18	$0.07	$0.29	$0.15
Discontinued operations	—	(0.02)	—	(0.02)

Net income	$0.18	$0.05	$0.29	$0.13

        The following shares issuable under stock option agreements were excluded from the calculation of dilutive earnings per share for the periods indicated as the option price exceeded the average market price for the Company's stock and thus their effect would have been anti-dilutive (in thousands):

Three Months Ended		Six Months Ended
June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
384	1,433	551	1,347

Stock-Based Compensation Plan

        The Company accounts for stock based employee compensation plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Net income, as reported	$5,398	$1,131	$8,381	$3,153
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	640	621	1,142	1,242

Pro forma net income	$4,758	$510	$7,239	$1,911

Earnings per share:
Basic—as reported	$0.22	$0.05	$0.34	$0.13
Basic—pro forma	0.19	0.02	0.29	0.08
Diluted—as reported	$0.18	$0.05	$0.29	$0.13
Diluted—pro forma	0.16	0.02	0.26	0.08

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

  Comprehensive Income

        The following table sets forth the calculation of comprehensive income for the periods indicated below (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Net income, as reported	$5,398	$1,131	$8,381	$3,153
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(722)	2,043	(467)	2,683

Comprehensive income	$4,676	$3,174	$7,914	$5,836

2.     ACQUISITION

        Effective April 1, 2003, Serologicals completed the acquisition of 100% of the common stock of Chemicon. The acquisition of Chemicon greatly expanded the Company's range of products and customers within the research market. The purchase price of $95 million in cash was initially funded with the proceeds from an $82.5 million five-year term loan and cash on hand. The five year term loan was subsequently paid off from the proceeds received from the Debentures. The results of operations of Chemicon are included in the Company's financial statements beginning April 1, 2003.

        During the first quarter of 2004, the Company completed its evaluation of a restructuring of certain components of Chemicon's operations, which was contemplated at the date of acquisition. As a result, certain European operations will be closed and a portion relocated. The Company accrued $1.8 million related to lease termination and relocation costs. This amount was recorded to goodwill as an adjustment to the purchase price of Chemicon in accordance with Emerging Issues Task Force ("EITF") No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." The Company expects to complete the shutdown and relocation by the middle of 2005. No costs have been incurred during the first six months of 2004 as a result of this restructuring.

3.     DISCONTINUED OPERATIONS

        On January 15, 2004, the Company completed the divestiture of its therapeutic plasma business with a sale of that business to Gradipore Limited ("Gradipore"), a company based in Sydney, Australia, effective December 28, 2003. As a result, this business was classified as a discontinued operation as it met the criteria prescribed by SFAS No. 144, "Impairment of Long-Lived Assets and Discontinued Operations." The therapeutic plasma business consisted of the Company's ten plasma collection centers and a central testing laboratory. The Company received $3.5 million in cash at closing. Gradipore also assumed $1.3 million of current and long term liabilities of the business. The balance of the proceeds consisted of two secured promissory notes: a short term note in the amount of $1.5 million bearing interest at the London Interbank Offered Rate ("LIBOR") plus 5% due on December 31, 2004, and a long term note ("Long Term Note"), which was recorded at its estimated net realizable value of $6.4 million. The Long Term Note is non-interest bearing and includes payment terms of $1.0 million on July 31, 2004 and quarterly payments of $1.1 million beginning on April 30, 2005 through July 31, 2007. These payments may be partially deferred until July 31, 2007 if certain revenue goals are not achieved by the therapeutic plasma business, as defined in the stock purchase agreement relating to the divestiture. The Long Term Note also includes a 15% per annum discount for any amounts paid prior to their due date. During the second quarter of 2004, the Company received notification that the therapeutic plasma business did not achieve its revenue goal for the second quarter of 2004. As a result, Gradipore elected to defer the $1.0 million payment due on July 31, 2004 until maturity of the Long Term Note in July 2007.

        At December 28, 2003, the assets of discontinued operations have been reclassified on the accompanying Consolidated Balance Sheets to reflect the anticipated realization based on the maturities of the net realizable value of the total consideration. See Note 4 to the financial statements in the Company's Annual Report to Form 10-K, which presents the assets and liabilities of discontinued operations as of December 28, 2003.

        The following table presents results of operations from discontinued operations for the three and six months ended June 29, 2003 (in thousands):

	Three Months	Six Months
Net revenues	$7,362	$15,547
Cost of revenues	6,920	13,155

Gross profit	442	2,392
Selling, general and administrative	948	1,861
Research and development	200	300
Amortization of intangibles	4	10
Special charges	141	919

Operating loss	(851)	(698)
Other expense, net	(82)	(78)

Loss before taxes	(933)	(776)
Income tax benefit	(327)	(272)

Loss from discontinued operations	$(606)	$(504)

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

        The activities of the Research segment primarily include manufacturing and sales of reagents, cell-based assays, antibodies and molecular biology products. Products within the Cell Culture segment include cell culture media and supplements for drug development, biomanufacturing and life science research. The Company's most significant product within this segment is EX-CYTE®. Other key products within the Cell Culture segment include proprietary bovine serum albumin, human recombinant insulin and other products used principally in mammalian cell culture. The key products within the Diagnostic segment are monoclonal antibodies used in blood typing reagents and diagnostic antibodies.

        The Company's segment information for the three and six months ended June 27, 2004 and June 29, 2003 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Net revenues:
Research Products	$15,296	$13,116	$30,467	$14,164
Cell Culture Products	20,176	15,499	34,618	29,265
Diagnostic Products	8,491	7,947	15,382	15,116

Total	$43,963	$36,562	$80,467	$58,545

Gross profit:
Research Products	$10,360	$7,647	$19,667	$8,464
Cell Culture Products	10,535	7,135	17,678	14,214
Diagnostic Products	4,036	4,432	7,056	8,305

Total	$24,931	$19,214	$44,401	$30,983

5.     SUBSEQUENT EVENTS

        On July 27, 2004, the Company completed the acquisition of 100% of the common stock of AltaGen Biosciences, Inc., the parent company of Sierra BioSource, Inc., (together referred to as "AltaGen"). AltaGen is a privately-owned company based in Morgan Hills, California. AltaGen offers research and development services in the areas of cellular and molecular biology, immunology, animal pharmacology, monoclonal antibodies and recombinant proteins, as well as in specialty cell culture development and purification. The purchase price was $12.6 million in cash, less outstanding debt as of the closing date. Additional cash payments under an earnout agreement may be due in December 2004. AltaGen is expected to generate approximately $7 million in revenue during full fiscal year 2004, which includes approximately 50% earned from research and development services provided to Serologicals.

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

  Factors that could cause our actual results to differ materially include:

  •
  the risks and other factors described under the caption "Cautionary Statements" in the Company's Annual Report on Form 10-K for the year ended December 28, 2003, as amended by the Company's Annual Report on Form 10-K/A (Amendment No.1) filed on June 4, 2004;

  •
  our ability to implement our growth strategy;

  •
  our ability to manage our growth and expansion;

  •
  our ability to raise capital;

  •
  our ability to find acceptable acquisitions in the future and to integrate and manage them;

  •
  our ability to compete effectively within our industry;

  •
  the availability and cost of raw materials;

  •
  our dependence on the success of the customers of our EX-CYTE® product in developing and marketing new drugs using the product;

  •
  our ability to initiate validation of the new EX-CYTE® manufacturing facility during 2004;

  •
  our ability to comply with regulatory, customer and industry regulations and guidelines;

  •
  our ability to identify new commercial product opportunities and develop and introduce new products and technologies;

  •
  our ability to protect our intellectual property;

  •
  the effect on our results of operations of the loss of any significant customers or reduced orders from significant customers, including reductions or delays in research and development budgets and in government funding on which our customers may depend;

  •
  adoption of, or changes in, domestic and foreign laws and regulations that could affect our ability to maintain existing regulatory licenses and approvals; and

  •
  risks associated with our international operations.

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

        Our business is organized into three operating segments: Research Products, Cell Culture Products and Diagnostic Products. These segments are based primarily on the differing production, manufacturing and other value-added processes that we perform with respect to the products and to a lesser extent, the differing nature of the ultimate end use of our products. For the first two quarters of fiscal 2003, we reported a fourth operating segment, Therapeutic Products, with respects to a therapeutics plasma business that we sold in the first quarter of fiscal 2004. The therapeutics plasma business is now reported as a discontinued operation. Disclosures included herein pertain to the Company's continuing operations unless otherwise noted.

        We conduct the operations of our Research Products segment through Chemicon International, Inc. ("Chemicon"), which was acquired in April 2003. Chemicon provides a broad range of specialty reagents, kits, antibodies and molecular biology tools to biotechnology, pharmaceutical and academic researchers working in the areas of neuroscience, infectious diseases, stem cell biology, cancer, drug discovery and proteomics. Chemicon is also a leading supplier of monoclonal antibodies, conjugates, antibody blends and molecular biology-based detection kits for use in diagnostic laboratories. Chemicon, headquartered in Temecula, California, has manufacturing and distribution operations in California, Australia and the United Kingdom.

        We manufacture our Cell Culture and Diagnostic Products in facilities located in North America and the United Kingdom. We operate protein fractionation facilities located in Kankakee, Illinois and Toronto, Ontario and have a third facility in Lawrence, Kansas that we expect to be operational in late 2004. These facilities provide a variety of highly purified proteins used in diagnostic reagents and cell culture media components for use in the development and manufacturing of biotechnology products. Additionally, these facilities produce a line of highly purified animal proteins known as cell culture media components that are used primarily by biopharmaceutical and biotechnology companies as nutrient additives in cell culture media. The Company's most significant product within the Cell Culture segment is EX-CYTE®, which is produced through a patented manufacturing process. EX-CYTE® is a concentrated solution of cholesterol, lipoproteins and fatty acids that is used, in combination with other cell culture supplements, to reduce or replace animal serum in cell culture processes. Other key products within the Cell Culture segment include proprietary bovine serum albumin ("BSA"), human recombinant insulin ("Insulin") and other products used principally in mammalian cell culture.

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

Critical Accounting Policies

        There have been no material changes regarding Serologicals' critical accounting policies from those discussed under the caption "Critical Accounting Policies" in "Item 7—Management's Discussion and

Analysis of Financial Conditions and Results of Operations" in our Annual Report on Form 10-K for the year ended December 28, 2003, as amended by the Company's Annual Report on Form 10-K/A (Amendment No. 1) filed on June 4, 2004.

Results of Operations

        The following discussion and analysis of Serologicals' financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto.

        The following table sets forth certain operating data of Serologicals as a percentage of net revenues for the periods indicated below:

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Net revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	56.7%	52.6%	55.2%	52.9%
Selling, general and administrative	30.4%	31.0%	31.1%	31.2%
Research and development	5.0%	4.8%	5.2%	4.6%
Amortization of intangibles	1.7%	1.9%	1.8%	1.6%
Special charges, net	—	3.2%	—	2.3%
Operating income	19.6%	11.7%	17.1%	13.3%
Net income from continuing operations	12.3%	4.8%	10.4%	6.2%

        The following tables set forth a breakdown of revenue and gross profit contributed by segment for the three and six months ended June 27, 2004 and June 29, 2003 (dollars in thousands):

	Three Months Ended
	June 27, 2004		June 29, 2003
	Actual	% Total	Actual	% Total
Net revenues:
Research Products	$15,296	35%	$13,116	36%
Cell Culture Products	20,176	46%	15,499	42%
Diagnostic Products	8,491	19%	7,947	22%

	$43,963	100%	$36,562	100%

	Actual	GM %	Actual	GM %
Gross profit:
Research Products	$10,360	68%	$7,647	58%
Cell Culture Products	10,535	52%	7,135	46%
Diagnostic Products	4,036	48%	4,432	56%

	$24,931	57%	$19,214	53%

	Six Months Ended
	June 27, 2004		June 29, 2003
	Actual	% Total	Actual	% Total
Net revenues:
Research Products	$30,467	38%	$14,164	24%
Cell Culture Products	34,618	43%	29,265	50%
Diagnostic Products	15,382	19%	15,116	26%

	$80,467	100%	$58,545	100%

	Actual	GM %	Actual	GM %
Gross profit:
Research Products	$19,667	65%	$8,464	60%
Cell Culture Products	17,678	51%	14,214	49%
Diagnostic Products	7,056	46%	8,305	55%

	$44,401	55%	$30,983	53%

        The Company has reclassified $0.9 million in the three months and six months ended June 29, 2003, which was included in Selling, General and Administrative to Cell Culture Cost of Sales to conform to the current year presentation.

NET REVENUES AND GROSS PROFIT

Consolidated

        During the second quarter of 2004 compared to the second quarter of 2003, consolidated net revenues increased primarily due to growth in revenue at Chemicon, higher EX-CYTE® sales and continued growth in Insulin sales. Consolidated gross margins during the second quarter of 2004 were positively impacted by a $1.0 million one-time benefit representing 2% of net revenues related to a settlement of a dispute over a licensing arrangement. Additionally, gross margins during the second quarter of 2003 were negatively impacted by a $0.9 million charge, which represented 2% of revenues as a result of a "mad cow" disease scare in Canada. This charge included costs associated with writing off certain inventory that had been sourced from Canadian raw materials and the cost of temporarily shutting down and cleaning a section of the Toronto manufacturing facility.

        Consolidated net revenues increased during the first six months of 2004 compared to the first six months of 2003 primarily due to the acquisition of Chemicon effective April 1, 2003, growth in revenues at Chemicon, higher EX-CYTE® sales and continued growth in Insulin sales. Gross margins were 55% during the first six months of 2004 compared to 53% during the first six months of 2003. During the first six months of 2004, margins were positively impacted by a one-time benefit related to a settlement of a dispute over a licensing arrangement offset by expenses associated with a production halt at our Toronto facility early in the first quarter of 2004 due to a "mad-cow" scare in Washington State, the impact of operating our Scotland facility at a lower utilization in order to more accurately match inventory levels to anticipated customer demand and the effects of changes in foreign currency exchange rates. Gross margins during the first six months of 2003 were negatively impacted by the production halt at Toronto discussed above during the second quarter of 2003.

Research Products

        Revenues and gross profit of Research Products during the second quarter of 2004 increased $2.2 million or 17% and $2.7 million or 35%, respectively, over the prior year quarter as a result of continued strong growth in most product lines. Specific product lines with strong period over period growth included apoptosis, cell signaling, neuroscience and intellectual property licensing. Geographically, revenues increased 21% in Asia, 5% in Europe and 13% in the United States. Revenues in these geographic regions represented approximately 88% of Research Products revenue for the quarter. Changes in foreign currency exchange rates increased dollar-denominated Research Products' revenues by $0.4 million in the second quarter of 2004 as compared to the same period in 2003. Gross margins for the quarter were positively impacted by a one-time benefit related to settlement of a dispute over a licensing arrangement, partially offset by a provision for certain obsolete inventory. The net impact on Research Products' gross margins was nearly a 4% percentage point increase during the second quarter of 2004. As a result of this settlement, the Company also negotiated a reduction in future minimum royalty payments to the licensor, which we believe will contribute an ongoing benefit to gross margins of approximately 1%.

        Revenues and gross profit of Research Products during the first six months of 2004 increased $16.3 million and $11.2 million, respectively, compared to the same period in 2003 primarily as a result of the Chemicon acquisition effective April 1, 2003 as well as the reasons previously discussed for the second quarter of 2004. Chemicon's revenues and gross profit for the first quarter of 2003 (prior to the acquisition) were $11.3 million and $7.0 million, respectively. Changes in foreign currency exchange rates increased dollar-denominated Research Products' sales by $1.1 million in the first six months of 2004 as compared to the same period in 2003.

Cell Culture Products

        The following table sets forth a breakdown of revenue for the key products in the Cell Culture Products segment (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
EX-CYTE®	$9,733	$6,346	$13,416	$10,987
Proprietary bovine serum albumin	4,807	3,819	9,152	8,151
Human recombinant insulin	2,316	1,463	7,472	4,178
Other cell culture products	3,320	3,871	4,578	5,949

	$20,176	$15,499	$34,618	$29,265

        Cell Culture Products' revenue during the second quarter and first six months of 2004 increased $4.7 million or 30% and $5.4 million or 18%, respectively, over the same periods in 2003 primarily due to higher EX-CYTE® sales and growth in the sales of BSA and Insulin. The Company currently expects full year sales of EX-CYTE® to be consistent with prior year. Insulin sales increased primarily because of additional availability of this product from our supplier and the exiting of one of the Company's competitors from this market space. The Company expects insulin sales to continue to grow in 2004 but at a more modest rate than experienced in the past year. Gross margins during the second quarter of 2004 and 2003 were 52% and 46%, respectively. Gross margins during the first six months of 2004 and 2003 were 51% and 49%, respectively. Gross margins for Cell Culture Products during the first six months of 2004 included a charge of approximately $0.5 million or 1% of Cell Culture sales related to a production halt at our Toronto facility early in the first quarter of 2004 due to a "mad-cow" scare in Washington State. The production halt resulted from our inability to transport raw materials from our U.S. supplier to our facility in Toronto. As a result, much of our Toronto plant was idle for approximately a month until all of the importation clearances from the Canadian government were obtained. The plant is now fully operational and running near capacity and we expect to meet customer demand for the remainder of 2004. Gross margins for Cell Culture Products during the first six months of 2003 included a charge of approximately $0.9 million or 3% of Cell Culture revenues related to a production halt arising from "mad cow" disease scare in Canada as discussed under the caption "Consolidated" above.

Diagnostic Products

        Diagnostic Products' revenue increased during the three months and six months ended June 27, 2004 compared to the same periods in the prior year due to price increases and positive effects of exchange rates offset partially by lower sales of disease state antibodies, detection products and other diagnostic products. Sales of diagnostic monoclonal antibodies and related products were $7.0 million and $12.4 million during the second quarter and first six months of 2004, compared with $6.1 million and $11.5 million during the same periods in 2003. Changes in foreign currency exchange rates increased dollar-denominated Diagnostic Products revenue by $0.3 million and $0.8 million during the first three and six months of 2004, respectively, as compared to the same period in 2003. Sales of disease state antibodies, detection products and other Diagnostic Products decreased from the prior year, primarily because the prior year included sales of diagnostic products that were sourced from our donor center network, which was sold as part of the therapeutic plasma divestiture effective December 28, 2003. Gross margins on diagnostic products were 48% and 46% for the second quarter and first six months of 2004 compared with 56% and 55% in the second quarter and first six months of 2003. The decline in gross margin is primarily due to the impact of operating the Scotland facility at a lower utilization in order to more accurately match inventory levels to anticipated customer demand and to a lesser extent the effects of foreign currency exchange rates. The negative impact of changes in foreign currency exchange rates on Diagnostic Products' gross margins was 2% during the three and six months ended June 27, 2004 as compared to the same periods in 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative ("SG&A") expenses were $13.3 million or 30% of revenues for the second quarter of 2004, compared to $11.3 million or 31% of revenues in the second quarter of 2003. SG&A expenses were $25.0 million or 31% of revenues for the first six months of 2004, compared to $18.3 million or 31% of revenues in the first six months of 2003. SG&A declined as a percentage of revenue during the second quarter of 2004 compared to the same period of 2003 due to a continued focus on eliminating excess costs throughout the organization and growth in revenue. SG&A during the first six months increased compared to the same period in the prior year primarily due to the acquisition of Chemicon effective April 1, 2003 as well as the expansion of the sales force in the second half of 2003, higher public company costs, and higher incentive compensation expense.

RESEARCH AND DEVELOPMENT

        Research and development expense increased $0.5 million to 5.0% of revenues during the second quarter of 2004 as compared to 4.8% of sales during the second quarter of 2003. Research and development expense also increased during the first six months of 2004 to 5.2% of revenues from 4.6% of revenues in the same period in the prior year. Research and development expenses increased due to the acquisition of Chemicon as well as the expansion of our research and development efforts in our Cell Culture and Research segments. During the first six months of 2004, the Company continued to advance various projects in the Cell Culture area related to the characterization and performance of EX-CYTE® and other cell culture supplements. It also made progress in developing novel cell culture supplements. Also during the period, the U.S. Patent Office issued patent number 6,743,899 on Serologicals' proprietary purification process that inactivates prions during the production of EX-CYTE®. The patent will remain in force until 2021.

        On July 27, 2004, the Company completed its acquisition of AltaGen, a leading provider of contract research and development services to the cell culture industry. This strategic acquisition provides the opportunity to bring to our Company the expertise that AltaGen has been supplying under contract for our cell culture research and development during the past two years. We believe that Serologicals will now be able to more broadly address the cell culture market by providing custom research and development services and custom media formulations to biopharmaceutical customers.

AMORTIZATION OF INTANGIBLES

        Amortization of intangibles increased from $0.9 million during the first six months of 2003 to $1.4 million in the same period in 2004 due to the acquisition of Chemicon effective April 1, 2003.

SPECIAL CHARGES

        During the first six months of 2003 the Company incurred $1.3 million in special charges. The components of these special charges included approximately $1.1 million related to the closure of a manufacturing site in Gaithersburg, Maryland and $0.2 million, related to a loss associated with an equipment failure at our Toronto facility.

OTHER (INCOME) EXPENSE, NET

        Other (income) expense, net consists primarily of gains and losses from foreign currency transactions and income from transition services associated with the therapeutic plasma divestiture. Recognized losses on foreign exchange transactions totaled approximately $0.2 million and $0.3 million during the three and six months ended June 27, 2004, respectively, compared to $0.1 million during the same periods during 2003. Income from transition services was $0.4 million in the second quarter of 2004 and $0.7 million during the first six months of 2004. The Company does not expect any income from transition services after July 2004. The Company did not have any income from transition services in 2003.

WRITE-OFF OF DEFERRED FINANCING COSTS

        During the first quarter of 2003, the Company recorded a charge of approximately $0.4 million related to the write-off of deferred financing costs related to the Company's revolving credit facility that was in place prior to the execution of an $82.5 million term loan used to finance the Chemicon acquisition.

INTEREST EXPENSE

        Interest expense decreased during the second quarter of 2004 compared to the second quarter of 2003 due to refinancing our term loan with the 4.75% Convertible Senior Subordinated Debentures due August 15, 2033 ("Debentures"), which were issued on August 22, 2003. Interest expense for the first six months of 2004 increased compared to the same period during 2003 due to carrying a higher average debt balance during the first six months of 2004. The Company did not have any debt outstanding during the first quarter of 2003, prior to the acquisition of Chemicon.

INTEREST INCOME

        Interest income increased during the second quarter and first six months of 2004 compared to the same periods in 2003 due to maintaining higher cash balances. The Company's average cash balance during the first six months of 2004 was $57.6 million compared to $12.5 million during the first six months of 2003.

PROVISION FOR INCOME TAXES

        The Company's consolidated effective tax rate for the second quarter 2004 was 30%, compared with 35% in the second quarter of 2003. For the first six months of 2004, the effective tax rate was 31% compared to 35% during the same period in 2003. The Company expects its rate for the full year to be 31%, with the savings resulting from the generation of more of our income in lower tax jurisdictions, as well as the benefit of expected higher tax credits.

Liquidity and Capital Resources

        The following table sets forth certain indicators of financial condition and liquidity as of June 27, 2004 and December 28, 2003 (in thousands):

	June 27, 2004	December 28, 2003
Cash and cash equivalents	$56,444	$48,564
Working capital	109,554	104,760
Convertible debentures	128,897	130,916
Stockholders' equity	189,590	178,972
Total debt to equity	68%	73%

        Serologicals has three principal sources of near-term liquidity: (1) existing cash and cash equivalents; (2) cash generated by operations; and (3) available borrowing capacity under the revolving credit facility ("Revolver"), which provides for a maximum borrowing capacity of $30.0 million. As of July 31, 2004, the Company had $30.0 million available under the Revolver. Management believes the Company's liquidity and capital resources are sufficient to meet its working capital, capital expenditure and other anticipated normal operating cash requirements over the next twelve months. The Company filed a $300 million universal shelf registration statement with the Securities and Exchange Commission ("SEC") for the future offering of up to $300 million of debt and equity securities. The shelf registration statement is subject to review by the SEC, which must declare it effective before the Company may issue securities pursuant to it. The Company expects to use any proceeds from the securities sold pursuant to the shelf registration statement to fund potential acquisition opportunities, major capital projects and for general corporate purposes.

        Net cash provided by operating activities was $14.2 million and $5.2 million during the first six months of 2004 and 2003, respectively. Operating assets and liabilities decreased $4.2 million and $5.0 million during the first six months of 2004 and 2003, respectively. Accounts receivables declined $5.9 million during the first six months of 2004 compared to a reduction of $1.8 million during the first six months of 2003, due to timing of shipments during the second quarter of 2004. During the second quarter of 2004, 54% of the quarter's shipments occurred in June compared to 59% during the same period in 2003. Accounts payable and accrued liabilities declined $5.9 million and $2.2 million during the first six months of 2004 and 2003, respectively, due to timing of payments of the new Lawrence facility and income taxes during 2004. The remaining increase in cash provided by operating activities is due to higher net income from operations, depreciation and amortization and tax benefit from exercise of stock options. Depreciation and amortization increased in the first six months of 2004 compared to the same period in 2003 due to the acquisition of Chemicon effective April 1, 2003.

        Net cash used in investing activities during the first six months of 2004 was $6.9 million, compared with $103.0 million during the first six months of 2003. Capital expenditures during the first six months of 2004 consisted primarily of the construction of the Company's new Lawrence facility. During the first six months of 2004, the Company also received the initial cash payment of $3.5 million from the sale of the therapeutic plasma business. During the first six months of 2003, net cash used in investing activities includes $97.1 million related to the acquisition of Chemicon as well as $5.9 million of capital expenditures. The Company anticipates capital expenditures for the remainder of the year to total approximately $2.0 million to $3.0 million. The most significant capital expenditure anticipated for the remainder of 2004 is the continued implementation of our enterprise resource planning system at Chemicon and validation of our new Lawrence facility. During July 2004, the Company paid $12.6 million in cash for the acquisition of AltaGen.

        Net cash provided by financing activities in the first six months of 2004 was $2.1 million, compared with $85.0 million in the first six months of 2003. Financing activities in the first six months of 2004 consisted of proceeds from the exercise of stock options. Financing activities during the first six months of 2003 consisted of the proceeds from the term loan borrowings used to acquire Chemicon and debt issuance costs associated with the term loan.

        There have been no material changes regarding Serologicals' contractual obligations from the information provided in our Annual Report on Form 10-K for the fiscal year ended December 28, 2003. The contractual obligations are discussed under the caption "Liquidity and Capital Resources" in "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in the Form 10-K and amended 10-K/A.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        There have been no material changes regarding Serologicals' market risk position from the information provided in our Annual Report on Form 10-K for the fiscal year ended December 28, 2003, as amended by the Company's Annual Report on Form 10-K/A (Amendment No. 1) filed on June 4, 2004. The quantitative and qualitative disclosures about market risk are discussed under the caption "Market Risk" in "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in the Form 10-K and Form 10-K/A.

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

Item 4. Submission of Matters to a Vote of Security Holders

        The Company held its 2004 Annual Meeting of Stockholders on May 12, 2004.

        The individuals named below were re-elected to a three-year term as Class III Directors:

Name	Votes Cast For	Votes Withheld
Ralph E. Christoffersen, Ph.D	22,105,324	258,454
Desmond H. O'Connell, Jr.	14,483,818	7,879,960
George M. Shaw, M.D., Ph.D	22,107,169	256,609

        Robert J. Clanin, Gerard M. Moufflet, Lawrence E. Tilton, David A. Dodd, Wade Fetzer, III and Ronald G. Gelbman all continue as directors of the Company.

Item 6. Exhibits and Reports on Form 8-K

  a.
  Exhibits (numbered in accordance with Item 601 of Regulation S-K):

3.1	Amended and Restated Certificate of Incorporation (Exhibit 3.1 to the Company's Annual Report on Form 10-K for the period ending December 29, 2002 is hereby incorporated by reference.)
3.2	Amended and Restated By-laws (Exhibit 3.4 to the Company's Registration Statement on Form S-1 (File No. 33-91176), effective June 14, 1995, is hereby incorporated by reference).
4.1	Specimen Common Stock Certificate (Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 33-91176), effective June 14, 1995, is hereby incorporated by reference).
4.2.1	Specimen Form of Rights Certificate (Exhibit 2.1 of the Company's Registration Statement on Form 8-A (File No.000-26126) filed August 10, 1999, is hereby incorporated by reference).
4.2.2	Form of Rights Agreement, dated as of August 2, 1999, between the Company and State Street Bank & Trust Company, N.A. (Exhibit 2.2 of the Company's Registration Statement on Form 8-A (File No. 000-26126) filed August 10, 1999, is hereby incorporated by reference).
4.2.3	Summary of Rights Plan (Exhibit 2.4 of the Company's Registration Statement on Form 8-A filed August 10, 1999).
4.3.1	Indenture, dated as of August 20, 2003, between Serologicals Corporation and The Bank of New York, as Trustee, for the 4.75% Convertible Senior Subordinated Debentures due 2033, including the form of 4.75% Convertible Senior Subordinated Debenture due 2033 (Exhibit 4.1 to the Company's Current Report on Form 8-K, dated August 21, 2003 is hereby incorporated by reference).
4.3.2	Registration Rights Agreement, made and entered into as of August 20, 2003, by and among Serologicals Corporation, Banc of America Securities LLC, J.P. Morgan Securities Inc. and UBS Securities LLC (Exhibit 4.2 to the Company's Current Report on Form 8-K, dated August 21, 2003 is hereby incorporated by reference).
10.1	Employment Agreement between the Company and Robert J. Brown* †
12.1	Statement regarding computation of Ratio of Earnings to Fixed Charges*
31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*

    *
    Filed herewith
    †
    Compensatory Plan or Arrangement

  b.
  Reports on Form 8-K furnished or filed during the quarter ended June 27, 2004:

  1)
  Form 8-K furnishing the Company's first quarter 2004 earnings release filed on April 21, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEROLOGICALS CORPORATION (Registrant)
Date: August 6, 2004	BY:	/s/ HAROLD W. INGALLS Harold W. Ingalls Duly Authorized Officer of the Registrant, Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

QuickLinks

INDEX
PART I.
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
PART II.
  Item 1. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES