Form 10-Q
period 2004-09-26
SEROLOGICALS CORP
filed 2004-11-05
CIK 767673

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2004
OR
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at October 29, 2004
Common Stock, $0.01 par value per share	29,604,383

INDEX

SEROLOGICALS CORPORATION AND SUBSIDIARIES

PART I.

Item 1. Financial Statements

SEROLOGICALS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands)

	September 26, 2004	December 28, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$50,357	$48,564
Trade accounts receivable, net of allowance for doubtful accounts of $785 and $1,214, respectively	31,096	34,126
Inventories	39,195	33,826
Other current assets	14,190	10,982
Discontinued operations	—	7,019

Total current assets	134,838	134,517

PROPERTY AND EQUIPMENT, net	83,562	73,204

DISCONTINUED OPERATIONS	—	5,613

OTHER ASSETS:
Goodwill	107,022	93,577
Intangible assets, net	47,579	49,881
Other	6,371	1,386

Total other assets	160,972	144,844

Total assets	$379,372	$358,178

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of capital lease obligation	$1,842	$—
Accounts payable	5,453	4,547
Accrued liabilities	21,726	22,346
Discontinued operations	—	2,864

Total current liabilities	29,021	29,757

LONG-TERM DEBT:
Convertible debentures	130,782	130,916
Capital lease obligation, net of current maturities	1,462	—

Total long-term debt	132,244	130,916

DEFERRED INCOME TAXES	20,115	18,181

OTHER LIABILITIES	149	180

DISCONTINUED OPERATIONS	—	172

STOCKHOLDERS' EQUITY:
Preferred stock	—	—
Common stock	284	281
Additional paid-in capital	125,561	121,130
Retained earnings	87,838	73,717
Accumulated other comprehensive income	4,507	4,191
Less: common stock held in treasury	(20,347)	(20,347)

Total stockholders' equity	197,843	178,972

Total liabilities and stockholders' equity	$379,372	$358,178

The accompanying notes are an integral part of these consolidated financial statements.

SEROLOGICALS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited and in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
NET REVENUES	$46,294	$42,010	$126,761	$100,555
Cost of revenues	21,313	18,714	57,379	46,276

GROSS PROFIT	24,981	23,296	69,382	54,279
OPERATING EXPENSES:
Selling, general and administrative	12,997	12,826	38,029	31,116
Research and development	1,930	1,628	6,112	4,298
Amortization of intangibles	655	630	2,064	1,551
Special charges	—	504	—	1,844

OPERATING INCOME	9,399	7,708	23,177	15,470
Other expense (income), net	25	61	(231)	248
Write-off of deferred financing costs	—	4,112	—	4,492
Interest expense	1,281	1,469	3,527	3,096
Interest income	(225)	(70)	(582)	(143)

INCOME FROM CONTINUING OPERATIONS	8,318	2,136	20,463	7,777
PROVISION FOR INCOME TAXES	2,579	742	6,343	2,725

NET INCOME FROM CONTINUING OPERATIONS	5,739	1,394	14,120	5,052
Loss from discontinued operations	—	(7,930)	—	(8,435)

NET INCOME (LOSS)	$5,739	$(6,536)	$14,120	$(3,383)

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.23	$0.06	$0.57	$0.21
Discontinued operations	—	(0.32)	—	(0.34)

Net income (loss)	$0.23	$(0.26)	$0.57	$(0.13)

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.19	$0.06	$0.48	$0.20
Discontinued operations	—	(0.32)	—	(0.34)

Net income (loss)	$0.19	$(0.26)	$0.48	$(0.14)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	25,034,437	24,567,487	24,943,488	24,502,089

Diluted	34,428,253	25,059,584	34,305,938	24,873,651

The accompanying notes are an integral part of these consolidated financial statements.

SEROLOGICALS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine Months Ended
	September 26, 2004	September 28, 2003
OPERATING ACTIVITIES:
Net income (loss)	$14,120	$(3,383)
Loss from discontinued operations	—	(8,435)

Income from continuing operations	14,120	5,052

Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	7,919	6,351
Tax benefit from exercise of stock options	1,281	190
Deferred and other compensation	35	62
Deferred income tax provision	1,299	1,109
Non-cash special charges and write-off of deferred financing costs	—	6,402
Changes in operating assets and liabilities:
Trade accounts receivable, net	3,109	(8)
Inventories	(5,208)	(8,336)
Other current assets	(55)	(4,395)
Accounts payable	887	(1,598)
Accrued liabilities	(1,928)	1,379
Other, net	(204)	(2,921)

Total adjustments	7,135	(1,765)

Net cash provided by operating activities	21,255	3,287

INVESTING ACTIVITIES:
Purchase of property and equipment	(14,767)	(9,572)
Purchase of businesses, net of cash received	(12,440)	(97,097)
Disposition of business	3,500	—
Other	(164)	—

Net cash used in investing activities	(23,871)	(106,669)

FINANCING ACTIVITIES:
Proceeds (payments) on long-term debt and capital leases	3,304	(385)
Proceeds from stock plans	3,118	803
Proceeds from convertible debentures	—	130,000
Proceeds from term loan	—	82,500
Repayment of term loan	—	(82,500)
Payment of debt issuance costs	—	(8,706)

Net cash provided by financing activities	6,422	121,712

Net cash (used in) provided by discontinued operations	(1,538)	9,843
Effects of exchange rate changes on cash and cash equivalents	(475)	(1,536)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,793	26,637
CASH AND CASH EQUIVALENTS, beginning of period	48,564	15,242

CASH AND CASH EQUIVALENTS, end of period	$50,357	$41,879

Supplemental Disclosures:
Interest paid, net of amounts capitalized	$4,053	$2,735
Income taxes paid	$2,652	$2,287
Non-Cash Investing and Financing Activities:
Stock acquired by employees in lieu of cash bonus	$58	$138

The accompanying notes are an integral part of these consolidated financial statements.

SEROLOGICALS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 26, 2004
(UNAUDITED)

1.     ORGANIZATION AND BASIS OF PRESENTATION

  Organization

        Serologicals Corporation, a Delaware corporation (together with its subsidiaries, "we", the "Company" or "Serologicals"), with facilities in North America, Europe, and Australia, is a global provider of biological products, enabling technologies and services to a diverse customer base that includes major life science companies and leading research institutions. Our customers use our products, technologies and services in a wide variety of their activities, including basic research, drug discovery, diagnosis and bio-manufacturing. Our products, technologies and services are essential tools for research in key disciplines, including neurology, oncology, hematology, immunology, cardiology, proteomics, infectious diseases, cell signaling and molecular biology. In addition, we believe we are the world's leading provider of monoclonal antibodies for the blood typing industry.

        The Company conducts operations of its Research segment through Chemicon International, Inc. ("Chemicon"), which was acquired in April 2003. Chemicon provides a broad range of specialty reagents, kits, antibodies and molecular biology tools to biotechnology, pharmaceutical and academic researchers working in the areas of neuroscience, infectious diseases, stem cell biology, cancer, drug discovery and proteomics. Chemicon is also a leading supplier of monoclonal antibodies, conjugates, antibody blends and kits for use in diagnostic laboratories. Chemicon, headquartered in Temecula, California, has manufacturing and distribution operations in California, Australia and the United Kingdom.

        The Company manufactures Cell Culture and Diagnostic products in facilities located in North America and the United Kingdom. The Company operates protein fractionation facilities located in Kankakee, Illinois and Toronto, Ontario and has a third facility in Lawrence, Kansas which is currently undergoing process validation. These facilities provide a variety of highly purified proteins used in diagnostic reagents and cell culture media components for use in the development and manufacturing of biotechnology products. Additionally, these facilities produce a line of highly purified animal proteins known as cell culture media components that are used primarily by biopharmaceutical and biotechnology companies as nutrient additives in cell culture media. The Company's most significant product within the Cell Culture Segment is EX-CYTE®, which is produced through a patented manufacturing process. EX-CYTE® is a concentrated solution of cholesterol, lipoproteins and fatty acids that is used, in combination with other cell culture supplements, to reduce or replace animal serum in cell culture processes. Other key products within the Cell Culture segment include proprietary bovine serum albumin, human recombinant insulin and other products used principally in mammalian cell culture.

        In July 2004, the Company completed the acquisition of AltaGen Biosciences, Inc., the parent company of Sierra BioSource, Inc. (together referred to as "Sierra") (see Note 2, "Acquisitions", below). Sierra, based in Morgan Hill, California offers research and development services in the areas of cellular and molecular biology, immunology, animal pharmacology, monoclonal antibodies and recombinant proteins, as well as in specialty cell culture development and purification. Revenues and expenses associated with services provided to external customers are included in the Cell Culture segment. Certain internal research and development efforts undertaken by Sierra dedicated to internal cell culture applications are included in Operating Expenses under the category Research and Development Expense in the statements of income from the acquisition date.

        The Company manufactures monoclonal antibodies in its Livingston, Scotland facility. The monoclonal antibodies are used in diagnostic products such as blood typing reagents and in controls for diagnostic tests for certain infectious diseases. The Company also operates a facility in Milford, Massachusetts that includes a central distribution facility as well as operations related to production of substrates used in diagnostic assays. The key products within the diagnostic segment are monoclonal antibodies used in blood typing reagents and diagnostic antibodies.

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

        Inventories at September 26, 2004 and December 28, 2003 consisted of the following (in thousands):

	2004	2003
Raw materials	$12,195	$9,097
Work in process	9,278	10,554
Finished goods	17,722	14,175

Total	$39,195	$33,826

  Derivative Financial Instruments

        On October 17, 2003, the Company entered into interest rate swap agreements relating to $70.0 million principal amount of its 4.75% Convertible Senior Subordinated Debentures due August 15, 2033 (the "Debentures"). The objective of the swaps is to convert the 4.75% fixed interest rate on this portion of the Debentures to a variable interest rate based on the 6-month LIBOR at the end of each interest period plus a spread of 66 basis points. The gain or loss from changes in the fair value of the swaps is expected to offset the gain or loss from the changes in the fair value of the cash flows from the interest payments of 54% of the Debentures throughout the expected life of the

Debentures. At September 26, 2004 and December 28, 2003, the fair market value of the interest rate swaps was an asset of $0.8 million and $0.9 million, respectively. The fair value of the interest rate swaps was included in "Other assets" at September 26, 2004 and December 28, 2003 in the accompanying Consolidated Balance Sheets. The Company analyzed ineffectiveness on the swaps as of September 26, 2004 and determined that ineffectiveness was immaterial. This interest rate swaps were designated and qualified as a fair value hedge in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" and related interpretations and amendments. The Company has presented the carrying value of the Debentures net of the fair value of the swaps as follows (in thousands):

	September 26, 2004	December 28, 2003
Face value of Debentures	$130,000	$130,000
Fair market value of swaps	782	916

Carrying value of Debentures	$130,782	$130,916

  Earnings per Share

        Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per share is similar to basic earnings per share, except that net income is adjusted by the after-tax interest expense on the Debentures that are dilutive and the weighted average number of shares includes the dilutive effect of stock options, stock awards, and Debentures. The dilutive effect of the Debentures was included in diluted earnings per share for the three and nine months ended September 26, 2004.

        The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003
Numerator:
Basic net income from continuing operations	$5,739	$1,394	$14,120	$5,052
Plus: interest expense on Debentures, net of tax	807	—	2,303	—

Diluted net income from continuing operations, as adjusted	6,546	1,394	16,423	5,052

Loss from discontinued operations	—	(7,930)	—	(8,435)
Plus: interest expense on Debentures, net of tax	—	—	—	—

Diluted loss from discontinued operations, as adjusted	—	(7,930)	—	(8,435)

Basic net income (loss)	5,739	(6,536)	14,120	(3,383)
Plus: interest expense on Debentures, net of tax	807	—	2,303	—

Diluted net income (loss), as adjusted	$6,546	$(6,536)	$16,423	$(3,383)

Denominator:
Basic earnings (loss) per share—weighted average shares outstanding	25,034	24,567	24,943	24,502
Effect of dilutive securities:
Debentures	8,790	—	8,790	—
Stock options	575	470	541	353
Common stock awards	29	23	32	19

Diluted earnings (loss) per share—weighted average shares outstanding	34,428	25,060	34,306	24,874

Basic earnings (loss) per share:
Continuing operations	$0.23	$0.06	$0.57	$0.21
Discontinued operations	—	(0.32)	—	(0.34)

Net income (loss)	$0.23	$(0.26)	$0.57	$(0.13)

Diluted earnings (loss) per share:
Continuing operations	$0.19	$0.06	$0.48	$0.20
Discontinued operations	—	(0.32)	—	(0.34)

Net income (loss)	$0.19	$(0.26)	$0.48	$(0.14)

        The following shares issuable under stock option agreements were excluded from the calculation of dilutive earnings per share for the periods indicated as the option price exceeded the average market price for the Company's stock and thus their effect would have been anti-dilutive (in thousands):

Three Months Ended		Nine Months Ended
Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003
363	1,019	378	1,126

Stock-Based Compensation Plan

        The Company accounts for stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003
Net income, (loss) as reported	$5,739	$(6,536)	$14,120	$(3,383)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	733	620	1,885	1,862

Pro forma net income (loss)	$5,006	$(7,156)	$12,235	$(5,245)

Earnings (loss) per share:
Basic-as reported	$0.23	$(0.26)	$0.57	$(0.13)
Basic-pro forma	0.20	(0.29)	0.49	(0.21)
Diluted-as reported	$0.19	$(0.26)	$0.48	$(0.14)
Diluted-pro forma	0.17	(0.29)	0.43	(0.22)

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

  Comprehensive Income

        The following table sets forth the calculation of comprehensive income (loss) for the periods indicated below (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003
Net income (loss), as reported	$5,739	$(6,536)	$14,120	$(3,383)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	784	(93)	316	2,590

Comprehensive income (loss)	$6,523	$(6,629)	$14,436	$(793)

2.     ACQUISITIONS

        On July 27, 2004, the Company completed the acquisition of 100% of the common stock of Sierra, a privately-owned company based in Morgan Hill, California. Sierra offers research and development services in the areas of cellular and molecular biology, immunology, animal pharmacology, monoclonal antibodies and recombinant proteins, as well as in specialty cell culture development and purification. The purchase price was $12.6 million in cash, less outstanding debt as of the closing date. Additional cash payments under an earn-out agreement may be due in December 2004. Sierra revenues totaled approximately $3.6 million during the first seven months of 2004, which included approximately $2.3 earned from research and development services provided to Serologicals prior to the acquisition. Revenues and expenses associated with services provided to external customers are included in the Cell Culture segment.

        Components of the purchase price were:

Cash paid	$12,605
Direct costs incurred	196
Liabilities assumed	278

$13,079

        The Company has not completed its valuation of the fair market value of assets acquired, however a preliminary summary allocation of assets acquired is as follows:

Current assets	$321
Fixed assets	646
Intangibles, principally goodwill	12,112

$13,079

        Effective April 1, 2003, Serologicals completed the acquisition of 100% of the common stock of Chemicon. The acquisition of Chemicon greatly expanded the Company's range of products and customers within the research market. The purchase price of $95 million in cash was initially funded with the proceeds from an $82.5 million five-year term loan, which was subsequently paid off from the proceeds received from issuance of the Debentures and cash on hand. The results of operations of Chemicon are included in the Company's financial statements beginning April 1, 2003.

        During the first quarter of 2004, the Company completed its evaluation of a restructuring of certain components of Chemicon's operations, which was contemplated at the date of acquisition. As a result, the Company accrued $1.8 million related to lease terminations and site relocation costs. This amount was recorded to goodwill in the first quarter of 2004 as an adjustment to the purchase price of Chemicon in accordance with Emerging Issues Task Force ("EITF") No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." No significant costs have been incurred during the first nine months of 2004 as a result of this restructuring.

3.     DISCONTINUED OPERATIONS

        On January 15, 2004, the Company completed the divestiture of its therapeutic plasma business with a sale of that business to Gradipore Limited ("Gradipore"), a company based in Sydney, Australia, effective December 28, 2003. As a result, this business was classified as a discontinued operation as it met the criteria prescribed by SFAS No. 144, "Impairment of Long-Lived Assets and Discontinued Operations." The therapeutic plasma business consisted of the Company's ten plasma collection centers and a central testing laboratory. The Company received $3.5 million in cash at closing. Gradipore also assumed $1.3 million of current and long-term liabilities of the business. The balance of the proceeds consisted of two secured promissory notes: a short-term note in the amount of $1.5 million bearing interest at the London Interbank Offered Rate ("LIBOR") plus 5% due on December 31, 2004, and a long term note ("Long-Term Note"), which was recorded at its estimated net realizable value of $6.4 million. The Long-Term Note is non-interest bearing and includes payment terms of $1.0 million in July 2004 and quarterly payments of $1.1 million begining in April 2005 through July 2007. These payments may be partially deferred until July 2007 if certain revenue goals are not achieved by the therapeutic plasma business, as defined in the stock purchase agreement. The Long-Term Note also includes a 15% per annum discount for any amounts paid prior to their due date. In June 2004, the Company received notification that the therapeutic plasma business did not achieve its revenue goal for the second quarter of 2004. As a result, Gradipore elected to defer the $1.0 million payment due in July 2004 until maturity of the Long-Term Note in July 2007.

        At December 28, 2003, the assets of discontinued operations have been reclassified on the accompanying Consolidated Balance Sheets to reflect the anticipated realization based on the maturities of the net realizable value of the total consideration. See Note 4 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 28, 2003, which presents the assets and liabilities of discontinued operations as of December 28, 2003. The following table presents results of operations from discontinued operations for the three and nine months ended September 28, 2003 (in thousands):

	Three Months	Nine Months
Net revenues	$5,767	$21,314
Cost of revenues	5,659	18,814

Gross profit	108	2,500
Selling, general and administrative	1,100	2,962
Research and development	—	300
Amortization of intangibles	3	13
Special charges	11,177	12,096

Operating loss	(12,172)	(12,871)
Other expense, net	(28)	(106)

Loss before taxes	(12,200)	(12,977)
Income tax benefit	(4,270)	(4,542)

Loss from discontinued operations	$(7,930)	$(8,435)

4.     CAPITAL LEASE OBLIGATION

        In July 2004, the Company entered into a lease for $3.6 million of production equipment at its new fractionation facility in Lawrence, Kansas. The Company accounted for this transaction as a capital lease in accordance with SFAS No. 13, "Accounting for Leases." The lease obligation requires eight quarterly payments of $0.5 million with a bargain purchase at the end of the lease in June 2006.

5.     SEGMENT INFORMATION

        SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" defines operating segments to be those components of a business for which separate financial information is available that is regularly evaluated by management in making operating decisions and in assessing performance. SFAS No. 131 further requires that the segment information presented be consistent with the basis and manner in which management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. The operations of the Company's subsidiaries are organized into three primary operating segments: Research, Cell Culture and Diagnostics. These segments are based primarily on the differing production, manufacturing and other value-added processes performed by the Company with respect to the products and, to a lesser extent, the differing end use and customer bases to which each reportable segment sells its products.

        The activities of the Research segment primarily include manufacturing and sales of reagents, cell-based assays, antibodies and molecular biology products. Products within the Cell Culture segment include cell culture media and supplements for drug development, bio-manufacturing and life science research. The Company's most significant product within this segment is EX-CYTE®. Other key products within the Cell Culture segment include proprietary bovine serum albumin, human recombinant insulin and other products used principally in mammalian cell culture. The key products within the Diagnostic segment are monoclonal antibodies used in blood typing reagents and diagnostic antibodies.

        The Company's segment information for the three and nine months ended September 26, 2004 and September 28, 2003 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003
Net revenues:
Research	$15,246	$14,213	$45,713	$28,377
Cell Culture	23,530	20,646	58,148	49,911
Diagnostics	7,518	7,151	22,900	22,267

Total	$46,294	$42,010	$126,761	$100,555

Gross profit:
Research	$9,759	$9,016	$29,426	$17,480
Cell Culture	12,102	10,395	29,780	24,609
Diagnostics	3,120	3,885	10,176	12,190

Total	$24,981	$23,296	$69,382	$54,279

6.     SUBSEQUENT EVENTS

        On October 14, 2004, effective as of October 1, 2004, the Company completed its acquisition of Upstate Group, Inc., a privately held company headquartered in Charlottesville, Virginia ("Upstate"). The acquisition was previously announced on September 7, 2004. The acquisition was effected pursuant to a definitive Agreement and Plan of Merger dated as of September 7, 2004 (the "Merger Agreement"), as amended by an Amendment to Agreement and Plan of Merger, dated October 14, 2004 (the "Amendment"), between Serologicals and Upstate. Serologicals acquired Upstate for total consideration of $205 million in Serologicals common stock and cash. In addition, Serologicals paid approximately $3.9 million in related transaction fees in connection with the acquisition.

        Upstate is a leading supplier of innovative cell signaling products, technologies, platforms and services. Founded in 1988, Upstate provides researchers at pharmaceutical and biotechnology companies, universities and government agencies with advanced tools to accelerate life science research and drug discovery. The Company expects to include Upstate's operations in its Research segment.

        Serologicals issued 4,333,315 unregistered shares of its common stock at an average price of $23.6539 per share, based on the average trading price of Serologicals' common stock as traded on NASDAQ during the 20 trading days between September 14, 2004 and October 11, 2004, to certain stockholders of Upstate as consideration for the acquisition, with the balance of the consideration funded in cash. Serologicals financed the cash portion of the consideration using a combination of cash on hand and proceeds from a new credit facility described below. Under a registration rights agreement signed in connection with the Merger Agreement, the Company is required to register with the Securities and Exchange Commission all of the shares of common stock issued as consideration within 20 days of receiving notice and executed stockholder questionnaires, but in any event no later than 60 days after the closing.

        On October 14, 2004, the Company entered into a new $125 million credit agreement with a bank syndicate consisting of an $80 million seven-year term loan and a $45 million five-year revolving credit facility, which replaced the Company's existing $30 million revolving credit facility. The Company used the proceeds of the $80 million term loan, less issuance costs of approximately $1.1 million, to assist in the financing of the Upstate acquisition referred to above. The term loan is repayable in quarterly principal installments of $200,000 commencing March 31, 2005 through December 31, 2009 and eight quarterly installments of $9.5 million commencing March 31, 2010 through October 31, 2011. Loans under the credit agreement bear interest payable quarterly at a floating rate of interest determined by reference to a base rate or to Eurodollar interest rates, plus a margin. The margin, determined from a price grid in the agreement, on base rate loans ranges from 1.25% to 1.5% and .5% to 1% for the term loan and revolver, respectively. The margin on Eurodollar loans ranges from 2.25% to 2.5% and 1.5% to 2% for the term loan and revolver, respectively. The Company is required to pay a commitment fee ranging from .375% to .50%, depending on the Company's leverage and amounts borrowed under the revolver. The applicable margins for the revolver and commitment fees on the unused portion of the revolver are subject to adjustment on future adjustment dates based on the consolidated leverage ratio of the Company on the adjustment dates. The credit agreement is secured by substantially all of the assets of the Company. The credit agreement contains certain financial covenants that require the maintenance of fixed charge coverage ratios, maximum leverage ratios and a senior debt ratio. Furthermore, under the terms of the credit agreement there are covenants restricting acquisitions, disposition of property, repurchasing common stock and the Company's ability to pay dividends.

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

  •
  our dependence on a supply of recombinant human insulin from a third party for a significant portion of the revenues in our cell culture segment.

  •
  our ability to comply with governmental, customer and industry laws, regulations and guidelines, including those related to environmental compliance and remediation;

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

  •
  risks associated with transfer pricing issues and other tax issues arising as a result of operations in multiple taxing jurisdictions; and

  •
  risks associated with our international operations.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Serologicals, with facilities in North America, Europe, and Australia, is a global provider of biological products, enabling technologies and services to a diverse customer base that includes major life science companies and leading research institutions. Our customers use our products, technologies and services in a wide variety of their activities, including basic research, drug discovery, diagnosis and bio-manufacturing. Our products, technologies and services are essential tools for research in key disciplines, including neurology, oncology, hematology, immunology, cardiology, proteomics, infectious diseases, cell signaling and molecular biology. In addition, we believe we are the world's leading provider of monoclonal antibodies for the blood typing industry.

        Our business is organized into three operating segments: Research, Cell Culture and Diagnostics. These segments are based primarily on the differing production, manufacturing and other value-added processes that we perform with respect to the products and, to a lesser extent, the differing nature of the ultimate end use of our products. For the first two quarters of fiscal 2003, we reported a fourth operating segment, Therapeutics, with respect to a therapeutic plasma business that we sold in the first quarter of fiscal 2004. The therapeutic plasma business is reported as a discontinued operation. Disclosures included herein pertain to the Company's continuing operations unless otherwise noted.

        We currently conduct the operations of our Research segment through Chemicon International, Inc. ("Chemicon"), which was acquired in April 2003. Chemicon provides a broad range of specialty reagents, kits, antibodies and molecular biology tools to biotechnology, pharmaceutical and academic researchers working in the areas of neuroscience, infectious diseases, stem cell biology, cancer, drug discovery and proteomics. Chemicon is also a leading supplier of monoclonal antibodies, conjugates, antibody blends and molecular biology-based detection kits for use in diagnostic laboratories. Chemicon, headquartered in Temecula, California, has manufacturing and distribution operations in California, Australia and the United Kingdom.

        In October 2004, the Company completed its acquisition of Upstate Group, Inc., a privately held company headquartered in Charlottesville, Virginia ("Upstate"). Upstate, with primary operating facilities in Lake Placid, New York and Dundee, Scotland, is a leading supplier of innovative cell signaling products, technologies, platforms and services. Founded in 1988, Upstate provides researchers at pharmaceutical and biotechnology companies, universities and government agencies with advanced tools to accelerate life science research and drug discovery. The Company expects to include Upstate's results of operations in its Research segment.

        We manufacture our Cell Culture and Diagnostics products in facilities located in North America and the United Kingdom. We operate protein fractionation facilities located in Kankakee, Illinois and Toronto, Ontario and have a third facility in Lawrence, Kansas that is currently undergoing process validation. These facilities provide a variety of highly purified proteins used in diagnostic reagents and cell culture media components for use in the development and manufacturing of biotechnology products. Additionally, these facilities produce a line of highly purified animal proteins known as cell culture media components that are used primarily by biopharmaceutical and biotechnology companies as nutrient additives in cell culture media. The Company's most significant product within the Cell Culture segment is EX-CYTE®, which is produced through a patented manufacturing process. EX-CYTE® is a concentrated solution of cholesterol, lipoproteins and fatty acids that is used, in combination with other cell culture supplements, to reduce or replace animal serum in cell culture processes. Other key products within the Cell Culture segment include proprietary bovine serum albumin ("BSA"), recombinant human insulin and other products used principally in mammalian cell culture.

        In July 2004, the Company completed the acquisition of AltaGen Biosciences, Inc., the parent company of Sierra BioSource, Inc., (together referred to as "Sierra"). Sierra, based in Morgan Hill, California offers research and development services in the areas of cellular and molecular biology, immunology, animal pharmacology, monoclonal antibodies and recombinant proteins, as well as in specialty cell culture development and purification. Revenues and expenses associated with custom services provided to external customers are included in the Cell Culture segment. Certain internal research and development efforts undertaken by Sierra dedicated to internal cell culture applications are included in Operating Expenses under the category Research and Development Expense in the statements of income from the acquisition date.

        We manufacture monoclonal antibodies in our Livingston, Scotland facility. These monoclonal antibodies are used in diagnostic products such as blood typing reagents and in controls for diagnostic tests for certain infectious diseases. We operate a facility in Milford, Massachusetts that includes a central distribution facility as well as operations related to production of substrates used in diagnostic assays. The key products within the Diagnostic Products segment are monoclonal antibodies used in blood typing reagents and diagnostic antibodies.

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

        The following table sets forth certain operating data of Serologicals as a percentage of net revenues for the periods indicated below:

	Three Months Ended		Nine Months Ended
	Sept. 26, 2004	Sept 28, 2003	Sept. 26, 2004	Sept. 28, 2003
Net revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	54.0%	55.5%	54.7%	54.0%
Selling, general and administrative	28.1%	30.5%	30.0%	30.9%
Research and development	4.2%	3.9%	4.8%	4.3%
Amortization of intangibles	1.4%	1.5%	1.6%	1.5%
Special charges, net	—	1.2%	—	1.8%
Operating income	20.3%	18.3%	18.3%	15.4%
Net income from continuing operations	12.4%	3.3%	11.1%	5.0%

        The following tables set forth a breakdown of revenue and gross profit contributed by segment for the three and nine months ended September 26, 2004 and September 28, 2003 (dollars in thousands):

	Three Months Ended
	September 26, 2004		September 28, 2003
	Actual	% Total	Actual	% Total
Net revenues:
Research	$15,246	33%	$14,213	34%
Cell Culture	23,530	51%	20,646	49%
Diagnostics	7,518	16%	7,151	17%

	$46,294	100%	$42,010	100%

	Actual	GM %	Actual	GM %
Gross profit:
Research	$9,759	64%	$9,016	63%
Cell Culture	12,102	51%	10,395	50%
Diagnostics	3,120	42%	3,885	54%

	$24,981	54%	$23,296	55%

	Nine Months Ended
	September 26, 2004		September 28, 2003
	Actual	% Total	Actual	% Total
Net revenues:
Research	$45,713	36%	$28,377	28%
Cell Culture	58,148	46%	49,911	50%
Diagnostics	22,900	18%	22,267	22%

	$126,761	100%	$100,555	100%

	Actual	GM %	Actual	GM %
Gross profit:
Research	$29,426	64%	$17,480	62%
Cell Culture	29,780	51%	24,609	49%
Diagnostics	10,176	44%	12,190	55%

	$69,382	55%	$54,279	54%

        The Company has reclassified $0.9 million in the nine months ended September 28, 2003, which was included in Special charges to Cell Culture Cost of Revenues to conform to the current year presentation.

NET REVENUES AND GROSS PROFIT

Consolidated

        Third quarter 2004 consolidated net revenues increased compared to third quarter 2003 primarily due to growth in revenue at Chemicon, higher monoclonal antibody sales and continued growth in human recombinant insulin sales. Gross margins declined slightly compared to the prior year quarter due to cell culture product mix and the impact of lower margins on diagnostic products resulting from product mix and lower utilization of the Livingston plant to more accurately match inventory levels to anticipated customer demand. Additionally, the third quarter of 2003 included a one time sale of licensing rights of approximately $0.6 million that had a gross margin of approximately 80%.

        Consolidated net revenues increased during the first nine months of 2004 compared to the first nine months of 2003 primarily due to the acquisition of Chemicon effective April 1, 2003, growth in revenues at Chemicon, higher EX-CYTE® and recombinant human insulin sales and growth in monoclonal antibody sales. Consolidated gross margins were 55% during the first nine months of 2004 and 54% during the first nine months of 2003. During the first nine months of 2004, margins were positively impacted in the second quarter by a $1 million one-time benefit related to a settlement of a dispute over a licensing arrangement offset by expenses associated with a production halt at our Toronto facility in the first quarter of 2004 due to a "mad-cow" disease scare in Washington state and the impact of operating our Livingston, Scotland facility at a lower utilization in order to more accurately match inventory levels to anticipated customer demand. Gross margins during the first nine months of 2003 were negatively impacted by a production halt at Toronto from a "mad cow" disease scare in Canada which resulted in a $0.9 million charge, or 1% of revenues. This charge included costs associated with writing off certain inventory that had been sourced from Canadian raw materials and the cost of temporarily shutting down and cleaning a section of the Toronto manufacturing facility during the second quarter of 2003.

Research

        Revenues and gross profit of our Research segment during the third quarter of 2004 increased $1 million, or 7%, and $0.7 million, or 8%, respectively, over the prior year quarter as a result of continued growth in most product lines. The prior year quarter included revenue of approximately $0.6 million related to the sale of marketing rights to a certain product line. Specific product lines with third quarter 2004 growth over third quarter 2003 included apoptosis, oncology, cell signaling, and diagnostic, as well as higher licensing revenues. Geographically, revenues for the third quarter of 2004 increased over third quarter 2003 by 12% in Asia, 8% in Europe and 12% in North America. Revenues from these three geographic regions represented approximately 87% of research product revenues for the third quarter of 2004. Gross margins for the third quarter 2004 improved approximately 1 percentage point over the prior year period primarily due to higher IP licensing revenues. Changes in foreign currency exchange rates increased dollar-denominated Research segment revenues by $0.3 million in the third quarter of 2004 as compared to the same period in 2003.

        Revenues and gross profit in our Research segment during the first nine months of 2004 increased $17.3 million and $11.9 million, respectively, compared to the same period in 2003 primarily as a result of the Chemicon acquisition which was effective April 1, 2003. Additionally, gross margins for the first nine months of 2004 were positively impacted during the second quarter by a one-time benefit related to settlement of a dispute over a licensing arrangement, partially offset by a provision for certain obsolete inventory. The net impact on our Research segment's gross margins was nearly a two percentage point increase during the first nine months of 2004. As a result of this settlement, the Company also negotiated a reduction in future minimum royalty payments to the licensor, which we believe will contribute an ongoing benefit to gross margins of approximately 1%. Changes in foreign currency exchange rates increased dollar-denominated Research revenues by $0.3 million and

$0.5 million during the three and nine months September 26, 2004, respectively, as compared to the same periods in 2003. The negative impact of changes in foreign currency exchange rates on our Research segment's gross margins was one percentage point during the third quarter and nine months of 2004 compared to the same periods in 2003.

Cell Culture

        The following table sets forth a breakdown of revenue for the key products in the Cell Culture segment (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003
EX-CYTE®	$7,548	$8,638	$20,879	$19,625
Proprietary BSA	4,123	3,811	12,823	11,965
Recombinant human insulin	7,986	4,202	15,456	8,381
Other cell culture products	3,873	3,995	8,990	9,940

	$23,530	$20,646	$58,148	$49,911

        Cell Culture revenue increased 14% to $23.5 million over the third quarter of 2003. EX-CYTE® sales in the quarter were $7.5 million, compared to $8.6 million in the third quarter of 2003. Sales of the Company's proprietary BSA in the third quarter of 2004 were $4.1 million, compared to $3.8 million in the third quarter of 2003. Sales of recombinant human insulin were $8.0 million for the quarter compared with $4.2 million in the third quarter of 2003. The change in revenue for EX-CYTE® from third quarter 2004 compared to the third quarter of 2003 arose from the timing of shipments to certain key customers between these quarters. The increase in recombinant human insulin was primarily due to timing of shipments between quarters. Insulin sales have been increasing primarily because of additional availability of this product from our supplier and the exiting of one of the Company's competitors from this market space. Gross margins during the third quarter of 2004 and 2003 were 51% and 50%, respectively. Gross margins during the first nine months of 2004 and 2003 were 51% and 49%, respectively. Gross margins for our Cell Culture segment during the first nine months of 2004 included a charge of approximately $0.5 million or 1% of Cell Culture revenue related to a production halt at our Toronto facility early in the first quarter of 2004 due to a "mad-cow" disease scare in Washington state. The production halt resulted from our inability to transport raw materials from our U.S. supplier to our facility in Toronto. As a result, much of our Toronto plant was idle for approximately one month until all of the importation clearances from the Canadian government were obtained. The plant is now fully operational and running near capacity and we expect to meet customer demand for the remainder of 2004. Gross margins for our Cell Culture segment during the first nine months of 2003 included a charge of approximately $0.9 million, or 2%, of Cell Culture revenues, related to a production halt arising from "mad cow" disease scare in Canada as discussed under the caption "Consolidated" above.

Diagnostics

        Diagnostics segment revenues were $7.5 million in the third quarter of 2004, compared with $7.2 million in the third quarter of 2003. Sales of diagnostic monoclonal antibodies and related products were $6.8 million in the third quarter of 2004, compared with $5.1 million in the third quarter of the prior year. Sales of disease state antibodies, detection products and other diagnostic products decreased in the third quarter of 2004 as compared to the third quarter of the prior year, primarily because the prior year quarter included sales of diagnostic products that were sourced from our donor center network, which was sold as part of the therapeutic plasma divestiture. Gross margins on diagnostic products were 42% and 44% for the third quarter and first nine months of 2004 compared with 54% and 55% during the comparable periods in 2003. The decline in gross margin is due to product mix and the impact of continuing to operate the Scotland facility at a lower percentage of capacity in order to more accurately match inventory levels to anticipated customer demand and to a lesser extent the effects of foreign currency exchange rates. Changes in foreign currency exchange rates increased dollar-denominated Diagnostics revenue by $0.3 million and $1.1 million during the three and nine months ended September 26, 2004, respectively, as compared to the same periods in 2003. The negative impact of changes in foreign currency exchange rates on Diagnostics segment gross margins was four percentage points during the third quarter and two percentage points during the first nine months of 2004 compared to the same periods in 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative ("SG&A") expenses were $13.0 million, or 28%, of revenues for the third quarter of 2004, compared to $12.8 million, or 31%, of revenues in the third quarter of 2003. SG&A expenses were $38 million, or 30%, of revenues for the first nine months of 2004, compared to $31.1 million, or 31%, of revenues in the first nine months of 2003. SG&A declined as a percentage of revenue during the third quarter of 2004 compared to the same period of 2003 due to a continued focus on eliminating excess costs throughout the organization and growth in revenue. SG&A during the first nine months increased compared to the same period in the prior year primarily due to the acquisition of Chemicon effective April 1, 2003 as well as the expansion of the sales force in the second half of 2003, higher public company costs and higher incentive compensation expense.

RESEARCH AND DEVELOPMENT

        Research and development expense increased $0.3 million to 4.2% of revenues during the third quarter of 2004 as compared to 3.9% of sales during the third quarter of 2003. Research and development expense also increased during the first nine months of 2004 to 4.8% of revenues from 4.3% of revenues in the same period in the prior year. Research and development expenses increased due to the acquisition of Chemicon as well as the expansion of our research and development efforts in our Cell Culture and Research segments. During the first nine months of 2004, the Company continued to advance various projects in the Cell Culture area related to the characterization and performance of EX-CYTE® and other cell culture supplements. Also during the current year, the U.S. Patent Office issued patent number 6,743,899 on Serologicals' proprietary purification process that inactivates prions during the production of EX-CYTE®. The patent will remain in force until 2021.

        On July 27, 2004, the Company completed its acquisition of Sierra, a leading provider of contract research and development services to the cell culture industry. This strategic acquisition provides the opportunity to bring into our Company the expertise that Sierra has been supplying under contract for our cell culture research and development during the past two years. We believe that Serologicals will now be able to more broadly address the cell culture market by providing custom research and development services and custom media formulations to biopharmaceutical customers. Certain internal research and development efforts undertaken by Sierra that are dedicated to internal cell culture applications are included in research and development expense at cost in the statements of income from the acquisition date. During 2004, through the date of acquisition, and during 2003, the Company paid to Sierra $2.3 million and $2.5 million, respectively, for contract research and development. We expect to see a reduction of 25% to 50% in these costs by bringing these services in-house.

AMORTIZATION OF INTANGIBLES

        Amortization of intangibles increased from $1.6 million during the first nine months of 2003 to $2.1 million in the same period in 2004 due to the acquisition of Chemicon effective April 1, 2003.

SPECIAL CHARGES

        During the first nine months of 2003, the Company incurred $1.8 million in special charges. The components of these special charges included approximately $1.1 million related to the closure of a manufacturing site in Gaithersburg, Maryland and $0.7 million related to various restructuring charges completed in 2003.

OTHER (INCOME) EXPENSE, NET

        Other (income) expense, net consists primarily of gains and losses from foreign currency transactions and income from providing certain administrative transition services to the buyer of the therapeutic plasma business. Recognized losses on foreign exchange transactions were negligible and $0.3 million during the three and nine months ended September 26, 2004, respectively, compared to $0.1 million and $0.2 million during the same periods during 2003. Income from transition services was $0.7 million during the first nine months of 2004. The Company did not have any income from transition services in 2003 or the third quarter of 2004.

WRITE-OFF OF DEFERRED FINANCING COSTS

        During the three months and nine months ended September 28, 2003, the Company incurred $4.1 million and $4.5 million, respectively, in write-off of deferred financing costs. Upon the closing of the Debentures and a new revolving credit facility in the third quarter of 2003, the Company paid off in full and terminated its previous $82.5 million term loan and old revolving credit facility. As a result, the Company recorded a charge of approximately $4.1 million related to the write-off of deferred financing costs associated with the terminated facilities. During the first quarter of 2003, the Company recorded a charge of approximately $0.4 million related to the write-off of deferred financing costs related to the Company's revolving credit facility that was in place prior to the execution of an $82.5 million term loan used to finance the Chemicon acquisition.

INTEREST EXPENSE

        Interest expense decreased during the third quarter of 2004 compared to the third quarter of 2003 due to refinancing our term loan with the Debentures at a more favorable rate in August 2003, the result of an interest rate swap agreement entered into in October 2003, offset by a higher average debt balance during the comparable quarters. The swap converts the 4.75% fixed rate on $70 million Debenture principal to a variable interest rate based on 6-month LIBOR at the end of each interest period plus a spread of 66 basis points. Interest expense for the first nine months of 2004 increased compared to the same period during 2003 due to carrying a higher average debt balance during the first nine months of 2004, partially offset by the benefits derived from the swap. The Company did not have any debt outstanding during the first quarter of 2003, prior to the acquisition of Chemicon.

INTEREST INCOME

        Interest income increased during the third quarter and first nine months of 2004 compared to the same periods in 2003 due to maintaining higher cash balances. The Company's average cash balance during the first nine months of 2004 was $56.7 million compared to $17.9 million during the first nine months of 2003.

PROVISION FOR INCOME TAXES

        The Company's consolidated effective tax rate for the third quarter 2004 was 31%, compared with 35% in the third quarter of 2003. For the first nine months of 2004, the effective tax rate was 31% compared to 35% during the same period in 2003. The Company expects its rate for the full year to be

31%, with the savings resulting from the generation of more of our income in lower tax jurisdictions, as well as the benefit of expected higher tax credits.

Liquidity and Capital Resources

        The following table sets forth certain indicators of financial condition and liquidity as of September 26, 2004 and December 28, 2003 (dollars in thousands):

	September 26, 2004	December 28, 2003
Cash and cash equivalents	$50,357	$48,564
Working capital	105,817	104,760
Convertible debentures	130,782	130,916
Stockholders' equity	197,843	178,972
Total debt to equity	67%	73%

        Serologicals has three principal sources of near-term liquidity: (1) existing cash and cash equivalents; (2) cash generated by operations; and (3) available borrowing capacity under its new five-year revolving credit facility ("Revolver"), which provides for a maximum borrowing capacity of $45 million. As of November 5, 2004, the Company had $45 million available under the Revolver. Management believes the Company's liquidity and capital resources are sufficient to meet its working capital, capital expenditure and other anticipated normal operating cash requirements over the next twelve months. The Company has filed a shelf registration statement with the Securities and Exchange Commission ("SEC"), which became effective in August 2004, for the future offering of up to $300 million of debt and equity securities. The Company expects to use any proceeds from the securities sold pursuant to the shelf registration statement to pay off the $80 million term loan outstanding under its new credit facility, to fund other potential acquisition opportunities, for major capital projects and for general corporate purposes.

        Net cash provided by operating activities was $21.3 million and $3.3 million during the first nine months of 2004 and 2003, respectively. Changes in operating assets and liabilities generated $3.4 million in cash in the first nine months of 2004, compared to a use of cash of $15.9 million in the first nine months of 2003. Accounts receivables declined $3.1 million during the first nine months of 2004 and were unchanged during the first nine months of 2003. Inventories increased $5.2 million in the 2004 period compared to an increase of $8.3 million in the 2003 period. Accounts payable and accrued liabilities declined $1 million and $0.2 million during the first nine months of 2004 and 2003, respectively, due to timing of payments for completion of the new Lawrence, Kansas facility, settlement and payment of a disputed accrued royalty and income taxes during 2004. The remaining increase in cash provided by operating activities is due to higher net income from operations, depreciation and amortization and tax benefit from exercise of stock options. Depreciation and amortization increased in the first nine months of 2004 compared to the same period in 2003 due to the acquisition of Chemicon effective April 1, 2003.

        Net cash used in investing activities during the first nine months of 2004 was $23.9 million, compared with $106.7 million during the first nine months of 2003. Capital expenditures during the first nine months of 2004 consisted primarily of the construction of the Company's new Lawrence facility and capitalization of certain costs associated with the implementation of the new enterprise resource planning ("ERP") system at Chemicon. During the first nine months of 2004, the Company also received the initial cash payment of $3.5 million from the sale of the therapeutic plasma business and paid $12.8 million for the acquisition of Sierra. During the first nine months of 2003, net cash used in investing activities included $97.1 million related to the acquisition of Chemicon as well as $9.6 million of capital expenditures. The Company anticipates capital expenditures for the remainder of the year to total approximately $2 million to $3 million. The most significant capital expenditures anticipated for the remainder of 2004 are the continued implementation of our ERP system at Chemicon, which is expected to be completed in April 2005 and validation of our new Lawrence, Kansas facility. It is expected that Upstate will require approximately $0.4 in capital expenditures in the fourth quarter of 2004 primarily to complete the expansion of its Dundee, Scotland facility.

        Net cash provided by financing activities in the first nine months of 2004 was $6.4 million, compared with $121.7 million in the first nine months of 2003. Financing activities in the first nine months of 2004 consisted of proceeds from the exercise of stock options and $3.6 million from entering into a capital lease for certain production equipment at the new Lawrence, Kansas facility. Financing activities in the first nine months of 2003 primarily consisted of proceeds from the issuance of $130 million in Debentures to certain institutional investors and payment of debt issuance costs of $8.7 million. During the nine months ended September 28, 2003, the Company also received proceeds of $82.5 million from a term loan entered into during the second quarter of 2003 and subsequently repaid the outstanding balance of the term loan upon issuing the Debentures during the third quarter of 2003.

        In October 2004, the Company paid $102.5 million in cash as part of the consideration for the acquisition of Upstate. The Company used approximately $27.5 million of cash on hand and the proceeds of an $80 million seven-year term loan, less issuance costs of approximately $1.1 million and direct expenses of $3.9 million, to finance the Upstate acquisition.

        As of November 1, 2004, the Company had approximately $25.7 in cash on hand.

        There have been no material changes regarding Serologicals' contractual obligations from the information provided in our Annual Report on Form 10-K for the fiscal year ended December 28, 2003, except as disclosed in Item 1, Financial Statements, Notes to Consolidated Financial Statements, notes 4 and 6 of this Quarterly Report on Form 10-Q. The contractual obligations are discussed under the caption "Liquidity and Capital Resources" in "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in the Form 10-K and amended 10-K/A.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        There have been no material changes regarding Serologicals' market risk position from the information provided in our Annual Report on Form 10-K for the fiscal year ended December 28, 2003, as amended by the Company's Annual Report on Form 10-K/A (Amendment No. 1) filed on June 4, 2004. The quantitative and qualitative disclosures about market risk are discussed under the caption "Market Risk" in "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in the Form 10-K and Form 10-K/A.

Item 4. Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports filed with the Securities and Exchange Commission. There were no significant changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1. Legal Proceedings

        The Company is involved in certain litigation arising in the ordinary course of business. In management's opinion, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Item 6. Exhibits

        Exhibits (numbered in accordance with Item 601 of Regulation S-K):

2.1
Plan and Agreement of Merger dated as of June 29, 2004 by and among Serologicals Corporation, Carmel Acquisition Corporation, Altagen Biosciences, Inc. and William R. Srigley (Exhibit 2.1 to the Company's Current Report on Form 8-K, dated August 6, 2004 is hereby incorporated by reference).
2.2
Earnout and Indemnity Agreement dated as of June 29, 2004 by and among Serologicals Corporation, AltaGen BioSciences, Inc. and Mr. William R. Srigley. (Exhibit 2.2 to the Company's Current Report on Form 8-K, dated August 6, 2004 is hereby incorporated by reference).
2.3
Agreement and Plan of Merger dated as of September 7, 2004, by and among Serologicals Corporation, Upstate Acquisition Company, LLC, Upstate Group, Inc. and the Stockholder Representative (Exhibit 2.1 to the Company's Current Report on Form 8-K, dated September 10, 2004 is hereby incorporated by reference).
2.4
Amendment to Agreement and Plan of Merger dated as of October 14, 2004, by and among Serologicals Corporation and Upstate Group, Inc. (Exhibit 2.1 to the Company's Current Report on Form 8-K, dated October 20, 2004 is hereby incorporated by reference).
3.1	Amended and Restated Certificate of Incorporation (Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 29, 2002 is hereby incorporated by reference.)
3.2	Amended and Restated By-laws (Exhibit 3.4 to the Company's Registration Statement on Form S-1 (File No. 33-91176), effective June 14, 1995, is hereby incorporated by reference).
4.1	Specimen Common Stock Certificate (Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 33-91176), effective June 14, 1995, is hereby incorporated by reference).
4.2.1	Specimen Form of Rights Certificate (Exhibit 2.1 of the Company's Registration Statement on Form 8-A (File No.000-26126) filed August 10, 1999, is hereby incorporated by reference).
4.2.2
Form of Rights Agreement, dated as of August 2, 1999, between the Company and State Street Bank & Trust Company, N.A. (Exhibit 2.2 of the Company's Registration Statement on Form 8-A (File No. 000-26126) filed August 10, 1999, is hereby incorporated by reference).
4.2.3	Summary of Rights Plan (Exhibit 2.4 of the Company's Registration Statement on Form 8-A filed August 10, 1999, is hereby incorporated by reference).
4.3.1
Indenture, dated as of August 20, 2003, between Serologicals Corporation and The Bank of New York, as Trustee, for the 4.75% Convertible Senior Subordinated Debentures due 2033, including the form of 4.75% Convertible Senior Subordinated Debenture due 2033 (Exhibit 4.1 to the Company's Current Report on Form 8-K, dated August 21, 2003, is hereby incorporated by reference).

4.3.2
Registration Rights Agreement, made and entered into as of August 20, 2003, by and among Serologicals Corporation, Banc of America Securities LLC, J.P. Morgan Securities Inc. and UBS Securities LLC (Exhibit 4.2 to the Company's Current Report on Form 8-K, dated August 21, 2003 is hereby incorporated by reference).
10.1
$125,000,000 Credit Agreement, dated as of October 14, 2004, among Serologicals Corporation, as Borrower, the several lenders from time to time parties thereto, LaSalle Bank National Association, as Documentation Agent, Bank of America, N.A., as Syndication Agent and JPMorgan Chase Bank, as Administrative Agent (Exhibit 10.1 to the Company's Current Report on Form 8-K, dated October 20, 2004 is hereby incorporated by reference).
10.2
Employment Agreement, dated September 7, 2004, between Serologicals Corporation and Ian W. Ratcliffe (Exhibit 10.2 to the Company's Current Report on Form 8-K, dated October 20, 2004 is hereby incorporated by reference).†
10.3
Change in Control Executive Severance Agreement, dated September 7, 2004, between Serologicals Corporation and Ian W. Ratcliffe (Exhibit 10.3 to the Company's Current Report on Form 8-K, dated October 20, 2004 is hereby incorporated by reference). †
10.4
Non-Competition Agreement, dated September 7, 2004, between Serologicals Corporation and Ian W. Ratcliffe (Exhibit 10.4 to the Company's Current Report on Form 8-K, dated October 20, 2004 is hereby incorporated by reference). †
12.1	Statement regarding computation of Ratio of Earnings to Fixed Charges*
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*

*
Filed herewith

†
Compensatory Plan or Arrangement

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEROLOGICALS CORPORATION (Registrant)
Date: November 5, 2004
	BY:	/s/ HAROLD W. INGALLS Harold W. Ingalls Duly Authorized Officer of the Registrant, Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

QuickLinks

INDEX SEROLOGICALS CORPORATION AND SUBSIDIARIES
  PART I.
  Item 1. Financial Statements
SEROLOGICALS CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited and in thousands)
SEROLOGICALS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Unaudited and in thousands, except share and per share amounts)
SEROLOGICALS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited and in thousands)
SEROLOGICALS CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 26, 2004 (UNAUDITED)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
  PART II.
  Item 1. Legal Proceedings
  Item 6. Exhibits
SIGNATURES