Form 10-K
period 2005-01-02
SEROLOGICALS CORP
filed 2005-03-18
CIK 767673

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 2, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 0-26126

SEROLOGICALS CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-2142225 (I.R.S. Employer Identification Number)
5655 Spalding Drive, Norcross, Georgia (Address of principal executive offices)	30092 (Zip Code)
Registrant's telephone number including area code	(678) 728-2000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value per share
Rights to Purchase Preferred Stock

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☒    No ☐

        The aggregate market value of the shares of our Common Stock held by non-affiliates (based upon the closing sale price on The Nasdaq Stock Market on June 27, 2004) was approximately $511,232,000. As of March 8, 2005, there were 34,566,733 shares of our Common Stock outstanding.

Documents Incorporated by Reference.

        Portions of the definitive proxy statement for the Registrant's 2005 Annual Meeting of Stockholders (which will be filed pursuant to Regulation 14A within 120 days of the close of the Registrant's fiscal year ended January 2, 2005) are incorporated by reference into Part III.

PART I.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 about Serologicals Corporation and its subsidiaries (collectively, "Serologicals" or the "Company," "we," "our" or "us") that are subject to risks and uncertainties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements may be identified by the use of words such as "may," "will," "expect," "anticipate," "intend," "estimate," "plan," "believe," or "continue" and other words of similar meaning or future or conditional verbs such as "should," "would" and "could." Forward-looking statements include discussions of our expected business outlook, future operations, financial performance, pending acquisitions, financial strategies, future working capital needs and projected industry trends, as well as our strategies for growth, product development, regulatory approvals and compliance, market position and expenditures.

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

        All forward-looking statements contained in this Annual Report on Form 10-K are qualified in their entirety by reference to the factors discussed throughout this Annual Report. The following cautionary statements identify important factors that could cause our actual results to differ materially from those discussed in the forward-looking statements made in this Annual Report. Among the factors that could cause our actual results to differ materially are:

  •
  our ability to implement our growth strategy;

  •
  our ability to integrate a recent significant acquisition;

  •
  our ability to manage our growth;

  •
  our ability to raise capital;

  •
  our ability to compete effectively within our industry;

  •
  the availability and cost of raw materials;

  •
  our dependence on a supply of recombinant human insulin from a third party for a significant portion of the revenues in our Cell Culture segment;

  •
  our dependence on the success of the customers of our EX-CYTE® product in developing and marketing new drugs using the product;

  •
  our ability to comply with governmental, customer and industry laws, regulations and guidelines, including those related to environmental compliance and remediation;

  •
  our dependence on the success of our research and development efforts;

  •
  our ability to identify new licensing opportunities and to develop new products, services and technologies;

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

  •
  the risks associated with our international operations; and

  •
  the other risks described under the caption "Cautionary Statements" in this Annual Report on Form 10-K.

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

Item 1.    Business.

The development of our business

        We are a global provider of consumable biological products, enabling technologies and services to a diverse customer base that includes major life science companies and leading research institutions. Our customers use our products, technologies and services in a wide variety of their activities, including basic research, drug discovery, diagnosis and biomanufacturing. Our products, technologies and services are essential tools for research in key disciplines, including neurology, oncology, hematology, immunology, cardiology, proteomics, infectious diseases, cell signaling, stem cell research and molecular biology. In addition, we provide a comprehensive range of monoclonal antibodies for the blood typing industry. We were founded in 1971 and incorporated under the laws of the State of Delaware in 1994. Our principal executive offices are located at 5655 Spalding Drive, Norcross, Georgia, and our telephone number at this address is (678) 728-2000.

        In 2001, we embarked on a strategy of focusing on businesses with higher growth rates and higher margins than our historical core business. As a result of our strategic redirection, we believe we are well positioned to take advantage of the strong growth potential of the markets in which we compete. The significant milestones in our development were as follows:

  •
  In 1989, we expanded our blood typing supply capabilities through the acquisition of Bioscot, Ltd. Now named Celliance Ltd., this subsidiary operates an FDA-licensed monoclonal antibody production facility in Livingston, Scotland.

  •
  In December 1998, we acquired the Pentex Blood Proteins business (renamed Celliance Kankakee) from Bayer Corporation. This subsidiary manufactures cell culture supplements, including our patented EX-CYTE® product.

  •
  In December 2001, we enhanced our cell culture operations by acquiring Intergen Company, L.P. ("Intergen").

  •
  In April 2003, we established our presence in the life sciences research market by acquiring Chemicon International, Inc. ("Chemicon").

  •
  Effective December 28, 2003, we divested our therapeutic plasma business, which was our historical core business.

  •
  In July 2004, we strengthened our cell culture development and contract services capabilities through the acquisition of AltaGen Biosciences, Inc., the parent corporation of Sierra Bioresource, Inc. ("Sierra") (renamed Celliance Bioservices, Inc.).

  •
  In October 2004, we reinforced and expanded our relationships within the life sciences research market by acquiring Upstate Group, Inc. ("Upstate").

  •
  In February 2005, we expanded our presence in the stem cell research market by acquiring the Specialty Media Division ("Specialty Media") of Cell & Molecular Technologies, Inc.

        When we made the decision to sell our therapeutic plasma business in the third quarter of fiscal 2003, we were required to change the way we report our financial information. We now classify the therapeutic plasma business as "discontinued operations." In our financial statements, the results of the operations of our former therapeutic plasma business are now reported as discontinued operations. We reclassified all the financial statements presented in this Annual Report on Form 10-K to report results of discontinued operations separately from results of continuing operations. The information contained in this Annual Report on Form 10-K relates to our continuing operations unless otherwise noted.

Our markets

        We compete primarily in the life sciences research and biomanufacturing markets. We also compete in a niche segment of the diagnostics market. The principal end users in the life sciences research market are academic and institutional research laboratories, as well as research departments at both biotechnology and pharmaceutical companies. The research laboratories and departments include those operated by universities, medical research centers and governmental institutions where researchers typically conduct small scale experiments in basic molecular and cellular biology. The other principal laboratories in this market are operated by biotechnology and pharmaceutical companies in which researchers conduct small scale experiments and large scale operations, such as drug screening and target validation, and typically have a commercial focus.

        We acquired Upstate in order to enter the drug screening and drug target validation segment of the life sciences research market. This segment consists of developers of therapeutic agents that conduct screening and target validation to determine the efficacy of a particular agent against a particular biological process. The market for drug screening and drug target validation products and services has grown significantly. We believe the market will continue to experience significant growth as researchers discover new potential therapeutic agents and new biological processes against which to screen them. New drug development requires a significant investment of time and money. As a result, we expect drug researchers will increase outsourcing of the drug screening and drug validation processes.

        The biomanufacturing market consists of biotechnology and pharmaceutical companies that use cell culture products to grow cells for either research or production of commercial quantities of proteins. Cell culture products include sera, media and supplements. As the number and usage of biological therapeutic drugs increases, we expect the demand for cell culture products and services to increase.

        We also compete in the blood typing segment of the diagnostics market. The ultimate consumer in this market segment consists of blood banks and hospital transfusion services that use monoclonal antibodies to assure blood-type compatibility.

Our segments and operations

        We are organized into three operating segments: Research, Cell Culture and Diagnostics. Our segments are based primarily on the differing production, manufacturing and other value-added processes that we perform with respect to our products and, to a lesser extent, the differing nature of the ultimate end use of our products.

        Research.    We sell a broad range of research products, including specialty reagents, kits, antibodies and molecular biology tools to research customers working in the areas of neuroscience, infectious disease, oncology, stem cell research and cell signaling. We are also a leading supplier of monoclonal antibodies, conjugates, antibody blends and molecular biology-based detection kits for use in diagnostic laboratories. As a result of our acquisition of Upstate, we are one of the leading suppliers of tools for kinase research and one of the leading providers of drug discovery services to pharmaceutical companies targeting kinase biology-based drugs. We market our research products and services under our Chemicon™ and Upstate™ brand names. Chemicon, headquartered in Temecula, California, has manufacturing and distribution operations in California, New Jersey, Australia and the United Kingdom. Upstate is headquartered in Charlottesville, Virginia. It has manufacturing and distribution operations in Virginia, New York and the United Kingdom.

        Cell Culture.    We sell a variety of cell culture products, including highly purified proteins and tissue culture media components. These products are used primarily by biopharmaceutical and biotechnology companies as nutrient additives in cell culture media. Our most significant product within the Cell Culture segment is EX-CYTE®, a patented serum-free solution of cholesterol, lipoproteins and fatty acids. EX-CYTE® is used, in combination with other cell culture supplements, to reduce or replace animal serum in cell culture processes. We believe that EX-CYTE® is superior to animal serum because it is less expensive and significantly reduces the risk of bovine contaminants, such as bovine spongiform encephalopathy ("BSE"), or mad-cow disease. We also provide a range of serum-based products in this segment, including bovine serum albumin ("BSA"), for which we are the world's leading supplier, and fetal bovine serum. We market our BSA products under the brand name Probumin™. We also sell recombinant human insulin for use as a media supplement. We market recombinant human insulin under the brand name Incelligent™. In addition, we provide contract research services in the areas of cell-line development, process development, protein expression, in vivo research and molecular biology. We market our cell culture products and services under our Celliance™ brand name. Celliance is headquartered in Atlanta, Georgia. It has manufacturing and distribution facilities in Illinois, Kansas, Massachusetts and Canada, and a contract research facility in California.

        Diagnostics.    Our Diagnostics segment manufactures monoclonal antibodies that are used in products such as blood typing reagents and in controls for diagnostic tests for certain infectious diseases. Our products comprise the world's most comprehensive range of commercially available human monoclonal antibodies for blood grouping. Our diagnostic products are marketed under our Celliance™ brand name. We manufacture our diagnostic products at a facility in the United Kingdom.

        See "Note 14—Segment and Geographical Information" in Item 8 Financial Statements and Supplementary Data for disclosure of revenue and gross profit by segment and long-lived assets by geographical area for our three most recently completed fiscal years. We do not currently segregate assets by segments as a significant portion of our total assets are shared or non-segmental assets that we do not assign to our three operating segments.

        Prior to our decision to exit the therapeutics plasma business, we reported a fourth operating segment, Therapeutic Products, for the first two quarters of fiscal 2003. During fiscal 2002, we reported three operating segments, Biotechnology and Molecular Biology Products, Therapeutic Products and Diagnostic Products. The financial statements set forth in this Annual Report on Form 10-K reflect the restatement of the 2002 segments so that they are consistent with the current year presentation.

Description of our industry

        We operate in the life science industry. We serve three principal types of life science customers:

  •
  life science researchers in academia, government and the biopharmaceutical industry.

  •
  companies that use cell culture to produce biopharmaceuticals and other recombinant proteins and

  •
  companies that produce diagnostic products.

The following is a description of the industry segments in which we operate:

        Life Science Research.    Life science researchers require special biochemical research tools capable of performing precise functions in a given experimental procedure. Two of the principal disciplines within the life science research market are cellular biology research and molecular biology research. Cellular biology research involves the study of the genetic functioning and biochemical composition of cells, as well as their proliferation, differentiation, growth and death. The understanding gained from this study has broad application in the field of developmental biology and is important in the study of carcinogenesis, cell signaling, virology, immunology, vaccine design and production and agriculture. To grow the cells required for research, researchers use cell or tissue culture media that simulate under laboratory conditions ("in vitro") the environment in which cells live naturally ("in vivo") and that provide nutrients required for their growth.

        Molecular biology research involves the study of the genetic information systems of living organisms. The genetic material of living organisms consists of long, double-stranded molecules of deoxyribonucleic acid ("DNA"). DNA contains the information required for the production of proteins by means of ribonucleic acid ("RNA"), a single-stranded molecule similar in composition to DNA. Proteins have many different functional properties and include antibodies, certain hormones and enzymes. Many researchers study the various steps of gene expression from DNA to RNA to protein production and the impact of these proteins on cellular function. Other researchers are interested in manipulating the DNA-RNA system in order to modify its functioning. Through techniques that are commonly termed "genetic engineering" or "gene splicing," a researcher can modify an organism's naturally occurring DNA to produce a desired protein not usually produced by the organism, or to produce a naturally produced protein at an increased rate.

        Cell Culture.    There are essentially two broad categories of molecules that can be used as therapeutic agents. These are small molecule drugs and large molecule drugs. Small molecule therapeutics are chemical compounds that are made through an organic or inorganic process. Chemical or pharmaceutical companies manufacture these therapeutics and their active ingredients in bulk. Large molecule therapeutics are mostly protein-based with amino acids as their building blocks. Large molecules must be grown in living cells, such as bacteria, yeast or mammalian cells (or other living organisms) since they cannot be synthesized chemically. Protein-based therapeutics are usually injected because they cannot be absorbed orally due to their size, composition and sensitivity to the gastrointestinal environment. Another major category of protein therapeutics is monoclonal antibodies. Monoclonal antibodies are antibodies that are highly specific towards a biological target, known to be implicated in the development of disease. There is an increasing trend of monoclonal antibody development for therapeutic use.

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

        Cell culture is an important technology that is also used in many other essential biomedical applications such as the production of proteins that serve as key components of clinical diagnostic assays, vaccine production, the development of cell and tissue therapies, screening for toxicity during drug discovery and numerous research applications involving the study of genes and cell biology.

        Diagnostic Products.    Antibodies are used in the manufacture of products that are used to screen patients for exposure to disease-causing agents, to detect proteins of clinical importance, determine blood type, and many other applications where there is a need to detect a biological target with high specificity. These products are called diagnostic products. Diagnostic products may involve the use of either monoclonal or polyclonal antibodies. Monoclonal antibodies are produced using the cell culture process described above. Polyclonal antibodies are produced by a living organism that is exposed to a specific antigen. Typically, polyclonal antibodies are obtained from human donors who have been exposed to a specific disease and have developed resistance to it. The specificity of antibodies makes them powerful diagnostic tools. Antibodies can be used to locate substances that occur in minute amounts and to measure the substances with great accuracy. Monoclonal antibodies may be used to locate environmental pollutants, detect harmful microorganisms in food, distinguish cancer cells from normal cells and diagnose infections in human, animals and plants. Monoclonal antibodies are also used to determine blood type. Antibodies are also used to classify the antigens on red cells and to detect regular antibodies and irregular antibodies in blood specimens.

Our products and services

        Overview.    In fiscal 2004, we derived approximately 40% of our revenues from our Research segment, approximately 44% from our Cell Culture segment, and approximately 16% from our Diagnostic segment. The following table presents individual products making up greater than 10% of our consolidated net revenues during fiscal 2004, 2003 and 2002:

	2004	2003	2002
EX-CYTE®	15%	20%	31%
Probumin™ BSA	*	11%	16%
Incelligent™ Recombinant Human Insulin	15%	*	*

*
Less than 10% of consolidated net sales

EX-CYTE®, Probumin™ and Incelligent™ are products of our Cell Culture segment.

        The following sets forth a description of the products in each of our segments, the processes by which such products are manufactured or obtained and the markets for such products:

        Research.    The activities of our Research segment primarily consist of the manufacture and sale of a broad range of products and services to research customers working in the areas of neuroscience, infectious disease, oncology, stem cell research and cell signaling. Products sold as reagents include antibodies, enzymes and other proteins, as well as general-use consumable supplies. Products sold as kits include assays for the detection of viruses, protein and gene activity and stem cell differentiation, as well as RNAi gene silencing systems. This segment also sells in vitro diagnostic products, either 510(k) diagnostic kits or as analyte specific reagents, for use by certified diagnostic laboratories. The products of our Research segment are a blend of in-house developed and manufactured products, licensed products manufactured in-house and products manufactured by third parties. Our antibody products are generally developed and manufactured through in vitro cell culture and animal immunization processes. Molecular biology products are generally developed and manufactured using DNA cloning and recombinant protein expression techniques. Development and manufacturing of products in the Research segment are performed through Chemicon and Upstate at facilities in Temecula, California, Charlottesville, Virginia, Lake Placid, New York, Phillipsburg, New Jersey, Southampton, England, Dundee, Scotland and Melbourne, Australia.

        Our Research segment offers many services to our customers, including the development and production of custom antibodies, peptides, assays and other products. In support of certain of these services, our Research segment operates large and small animal facilities in Ramona, California, along with a similar operation in Australia, for the production of polyclonal antibodies. The animal facilities have been certified by the United States Department of Agriculture ("USDA"). Our Research segment also provides drug discovery services to pharmaceutical companies targeting kinase and G-protein coupled receptor (GPCR) based drugs. Most of these services are performed at our Dundee, Scotland facility.

        Our products and services within the Research segment are primarily used as research tools by scientists performing experiments in an effort to uncover the sequence and function of genes and to understand their corresponding proteins and roles in biological pathways. These scientists are involved in academic research at universities and research institutes as well as drug discovery research at pharmaceutical and biotechnology companies. Therefore, market growth is driven by the amount of academic and industrial research conducted throughout the world. Funding for this research in the academic setting is derived primarily from grants awarded by the National Institutes of Health ("NIH") and, to a lesser extent, other government agencies and private endowments.

        Our Research segment offers nearly 10,000 products. We maintain inventories of these products based on our expectations regarding future sales of the products because our customers expect rapid delivery of the products they order. As a result, we typically keep a significant portion of these products in inventory. Most sales of our Research products are for small amounts, the average sale being under $1,000. The typical purchaser of our Research products is a researcher who pays for the order under an established customer account or with a credit card. We sell some of our Research products in bulk to large users. Typical payment terms for our bulk customers are net 30.

        Cell Culture.    The activities of our Cell Culture segment primarily consist of the manufacture and sale of a broad range of cell culture media components used principally in mammalian cell culture, including

  •
  EX-CYTE®, a patented growth enhancement media supplement that is the most significant product of our Cell Culture segment,

  •
  Hybri-CYTE™, a proprietary formulation of EX-CYTE® and other components that has been designed to reduce or eliminate the use of fetal bovine serum in cell culture,

  •
  Incelligent™ recombinant human insulin,

  •
  Probumin™ bovine serum albumin, and

  •
  many other cell culture and diagnostic supplements, including Aprotinin, Transferrin (human and bovine), Trypsin and Fetuin.

Our Cell Culture segment also provides contract research services, consisting of cell-line development, process development, protein expression, in vivo research and molecular biology.

        Recent advances in the commercialization of large molecule therapeutic products have increased demand for cell culture media and cell culture components. Our Cell Culture segment produces its products at manufacturing facilities in Kankakee, Illinois, Lawrence, Kansas, and Toronto, Ontario. Our manufacturing process isolates specific proteins contained primarily in animal sera or plasma through specialized manufacturing processes known as protein fractionation. The segment uses core technologies, such as organic solvent precipitation, heat shock, molecular and microporous filtration, ion-exchange chromatography and salt precipitation, to isolate and purify major plasma protein classes, including albumin, gamma globulin, transferrin, lipoproteins, aprotinin and clotting factors.

        The primary raw materials used in the manufacture of our cell culture media components are bovine serum and plasma. Concerns have been expressed that the agent that causes bovine spongiform encephalopathy could be present in cell culture supplements that are derived from bovine serum or bovine plasma, including those that we manufacture. Bovine spongiform encephalopathy is a disease that afflicts cattle and is called "BSE" or "mad-cow disease." If the agent were present in cell culture supplements, there is a risk that it might be introduced into a therapeutic substance manufactured by one of our customers. We seek to address this risk in a number of ways. With respect to EX-CYTE® and several other of our cell culture supplements, we developed a purification process that inactivates the agent. During 2004, we were awarded a patent on this process as it applies to the manufacture of EX-CYTE®. As an additional safeguard, we obtain the bovine serum and plasma that we use to manufacture our products only from beef cattle that are less than 30 months of age. We believe our selectivity in this regard substantially reduces the risk that the agent that causes BSE will be present in our products because, due to the nature of BSE disease pathology and based on historical data, the incidence of BSE in cattle of this type and age is extremely rare. Furthermore, we are able to confirm that the cattle from which we obtain our bovine serum and plasma have never been fed ruminant protein. Consumption of ruminant feed is considered the primary source of BSE transmission. Finally, we have completed viral clearance studies on a number of our products. These studies, which we publish, demonstrate that our products do not contain the agent that causes BSE.

        We maintain inventories of our Cell Culture products based on our expectations regarding future sales of the products and based on our contractual commitments to supply the products to our customers. We typically manufacture our cell culture products in large lots or batches to achieve production efficiencies. A significant amount of the sales of our cell culture products are for large amounts of products to large, industrial customers. The payment terms vary from customer to customer; however the typical payment term is net 30.

        Diagnostic.    The activities of our Diagnostic segment primarily consist of the manufacture and sale of monoclonal and polyclonal antibodies that are used in diagnostic products, such as blood typing reagents and diagnostic test kits. Blood typing reagents are used by blood banks and hospital transfusion services worldwide to assure compatibility between a recipient and a donor's blood type. There are many blood types and highly accurate and specific antibodies are required to determine blood type. More than 15 billion human blood tests are performed annually worldwide. These blood tests are performed mostly in commercial laboratories, hospitals, urgent care centers or physicians' offices. Although over 1,000 different tests are performed on blood, fewer than 50 different tests account for approximately 75% of all blood testing. These tests are important because physicians routinely use them to diagnose and monitor the treatment of disease and a significant portion of the top 50 tests prescribed by physicians fall within the clinical chemistry category. We believe that increased concerns relating to blood safety and increased demand for more diverse diagnostic tests will increase the demand for the products of our Diagnostic segment. Historically, blood typing reagents were made primarily from human-sourced, or polyclonal, antibodies. Over the past 20 years, monoclonal antibodies have been developed to provide certain high quality antibodies on a consistent basis. Many monoclonal antibodies are FDA approved for diagnostic purposes. Monoclonal antibodies have largely, but not completely, replaced polyclonal antibodies for use in blood typing.

        We produce monoclonal antibodies at an FDA-licensed manufacturing facility in Livingston, Scotland. We use cell lines obtained from independent laboratories and cell culture materials to produce the products of our Diagnostic segment. We currently store 87 cell lines with which we provide over 60 different antibodies used in the production of blood typing reagents. We also procure and further manufacture a wide range of processed plasma, serum and serum substitutes from many different sources at our facility in Milford, Massachusetts. We maintain inventories of our monoclonal products based on our expectations regarding future sales of the products and based on our contractual commitments to supply the products to our customers. We typically manufacture our monoclonal products in large lots or batches to achieve production efficiencies. Most sales of our monoclonal products are for large quantities of products to large, industrial customers. The processed plasma and serum products tend to be customized. We do not maintain large inventories of such products. The payment terms vary from customer to customer; however the typical payment term ranges from net 30 to net 60.

Research and Development

        We believe that a commitment to research and development is an essential component of our future growth opportunities. Accordingly, we expect to continue to increase our investment in research and development over the next several years. We spent approximately $10.1 million, $6.2 million and $5.6 million on research and development activities in fiscal 2004, 2003 and 2002, respectively. Our research and development activities are focused on developing new products and applications. Our research and development activities with respect to our Research segment primarily relate to the development of polyclonal and monoclonal antibodies, enzymes and other proteins, cell-based assays and molecular biology products, including kits using these products and technologies and ancillary products to enhance the utility of our products. During fiscal 2004, our Research segment developed approximately 1,200 new products. With respect to our Cell Culture segment, our research and development efforts are focused on the development of new products for specific cell-culture applications. The first such product, Hybri-CYTE™, was released during the first quarter of fiscal 2005. In addition, research efforts include the study and development of new recombinant supplements. As of January 2, 2005, we had approximately 136 employees principally engaged in research and development.

Sales and Marketing

        The majority of our sales of Research products result from orders placed from our catalogues. Both Chemicon and Upstate issue catalogs every 12 to 18 months, with frequent updates and supplements as product lines change and grow. We sell the majority of our cell culture and diagnostic products through our own direct sales force. We also use distributors to market and sell our products in places where we do not maintain a direct sales force. We directly market our products in over 48 countries; we sell products through independent distributors or agents in approximately 11 additional countries. Our independent distributors may also market products of other companies, including some companies that supply products that are competitive with our products. As of January 2, 2005, we employed over 132 people world-wide in our combined sales, customer service, technical support and marketing organizations.

        During fiscal 2004, our customer base increased to over 6,400 customers. Sales to our top ten customers accounted for approximately 36%, 45% and 54% of total sales in fiscal 2004, 2003 and 2002, respectively. In 2004, 2003 and 2002, sales to customers located in the United States of America represented approximately 62%, 64% and 46%, respectively, of our net revenues. The following table presents sales to a customer that represented more than 10% of consolidated net revenues:

	2004	2003	2002
Johnson & Johnson	15%	17%	20%

We do not currently have a significant backlog of product orders and do not anticipate that we will develop a material backlog in the future.

Quality Assurance

        We maintain a global quality assurance system and program designed to assure the efficacy and safety of our products and compliance with the requirements of regulatory authorities, voluntary quality standards, industry trade associations and our customers. Using our quality assurance program and an internally maintained regulatory compliance program, we conduct periodic audits of each of our facilities to ascertain the status and compliance of the quality system as implemented. The audits are designed to ensure adherence to applicable regulations and our procedures and to assess the effectiveness of our quality system as a whole. The audits are one component of the key performance indicators that we collect, review and monitor in order to maintain our program of continuous improvement and compliance with our established systems and programs.

        Most of our operating facilities are registered to ISO 9000:2000 Quality Standards. The ISO 9000:2000 series of standards is a voluntary quality standard recognized throughout the world. Many of our customers require compliance with this standard. Additionally, our monoclonal manufacturing facility in Livingston, Scotland, complies with the European Union's In Vitro Diagnostic Directive ("IVDD"). The monoclonal manufacturing facility and Chemicon's manufacturing facilities are also registered to ISO 13485, a voluntary quality standard for in vitro diagnostic products. Chemicon is approved to use European Certification, or CE, marking on some of its in vitro diagnostic products pursuant to European Community Directive 98/79/ EC Annex IV, Article 3. This certification and approval is for the design, manufacturing and distribution of in vitro diagnostic devices, research and laboratory use products.

Competition

        Research.    The market for the products and services of our Research segment is highly competitive. We estimate that approximately 80 companies serve all or part of the markets served by our Research segment. We believe that a company's competitive position in the markets served by our Research segment is determined by product consistency and function, product quality, speed of delivery, technical support, price, breadth of product line and commitment to product development. Our customers are diverse and place varying degrees of importance on the competitive attributes listed above. We believe that the following factors give us a competitive advantage in the markets served by our Research segment:

  •
  The breadth of our product offering. We offer nearly 10,000 products in our Research segment.

  •
  The uniqueness of our product offering. Chemicon has an extensive portfolio of unique products for stem cell and neuroscience researchers. Upstate is a leading supplier of tools for cell signaling research and the leading provider of secondary screening services to pharmaceutical companies seeking to develop drugs based on kinase biology.

  •
  The quality of our technical support personnel. Our Research segment employs approximately 20 technical support personnel. The majority of our technical support personnel have advanced degrees in a field relevant to our product offering.

Certain of our competitors offer a broader range of products than we do. We may be at a competitive disadvantage with respect to these competitors because potential customers may prefer to deal with a single supplier for all of their research-product needs.

        Cell Culture.    The market for the products and services of our Cell Culture segment is very competitive. We estimate that approximately 12 companies serve all or part of the markets served by our Cell Culture segment. We believe that a company's competitive position in the markets served by our Cell Culture segment is determined by price, product function, product quality, speed of delivery and technical support. Of these factors, we believe that quality, including conformity to specifications, is the most important to the majority of our customers. We believe that the following factors give us a competitive advantage in the markets served by our Cell Culture segment:

  •
  We have strong intellectual property protection for our EX-CYTE® product.

  •
  We believe we are the only large scale supplier of Cohn-fractionated BSA, which is produced at our Toronto facility.

  •
  We believe we are currently the only supplier of recombinant human insulin to the cell culture market.

  •
  Our custom research operation permits us to develop new applications for our products and to assist our customers in doing so. For example, we have implemented a sampling program for our EX-CYTE® product that permits potential customers of the product to evaluate small samples of it on a cost-effective basis. Our custom research and technical support personnel assist our customers in interpreting the results of the evaluation and, if necessary, customize their cell culture media to optimize growth of their cell lines using the product.

  •
  Our customers who have incorporated our products into the manufacturing processes for pharmaceuticals are reluctant to substitute other products for our products because of the requirement for regulatory approvals for the substitution.

        We believe that we may be at a competitive disadvantage in the markets served by our Cell Culture segment because many of our products are derived from bovine serum. We believe that concerns about the transmission of BSE through cell culture products that are derived from bovine serum could cause prospective customers of our Cell Culture segment to seek synthetic alternatives to our products. Several companies, including us, are attempting to develop synthetic alternatives. We also believe that we are at a competitive disadvantage with respect to some grades of BSA because other companies sell the product for less than our price.

        Diagnostic.    The market for our monoclonal products is very competitive. However, we currently enjoy a significant share of the market for these products. The primary competition for monoclonal antibodies used in blood typing reagents comes from customers that are vertically integrated, and thus provide antibodies for their own use, and smaller, independent manufacturers that offer a more limited range of products than we offer. We estimate that there are approximately four companies involved in the supply of products similar to our monoclonal products. Some fully integrated manufacturers also offer OEM and bulk services. As we do not have a significant presence in the end market and are thus not perceived as being in direct competition with our customers, we believe that we are generally favored over fully integrated manufacturers that offer OEM and bulk antibodies. We believe that the breadth of our Diagnostic segment's product line gives us a competitive advantage because our customers often desire to buy an entire panel of different antibodies for blood typing reagents from one manufacturer.

Government and Industry Regulation

        Many of our activities are subject to regulation by governmental authorities, such as the United States Food and Drug Administration ("FDA") and similar bodies outside of the United States of America. The regulatory authorities govern the collection, testing, manufacturing, safety, efficacy, labeling, storage, record keeping, transportation, approval, advertising and promotion of our products, as well as the training of our employees. We manufacture and distribute a significant number of products that are not subject to governmental regulation; however, some of these products are subject to import and export regulations specific to the country of import. We believe that we are in substantial compliance with all relevant laws and regulations.

        The facilities we use in our Cell Culture and Diagnostic segments are subject to extensive FDA regulation, primarily through the requirements of the Public Health Service Act and the Food, Drug and Cosmetic Act. New facilities, products and operating procedures at such locations must undergo FDA approval processes. These facilities are also subject to periodic inspection by the FDA to ensure their compliance with applicable laws and regulations. Significant changes to existing facilities, products or operating procedures must also undergo FDA review prior to implementation. Celliance's monoclonal antibody manufacturing facility in Livingston, Scotland, and Chemicon's facility in Temecula, California, are required to adhere to the FDA's Quality System Regulations ("QSR"), which were formerly known as Good Manufacturing Practices or cGMP. Such facilities are periodically inspected by the FDA. Chemicon's animal husbandry operations are also licensed by the USDA and are periodically inspected by the USDA.

        In the United Kingdom, our operations are subject to the U.K. Health and Safety at Work Act, which regulates the safety precautions required of manufacturers in the United Kingdom, and to various other regulations covering the use of genetically engineered organisms in laboratory and manufacturing processes. In certain countries, our customers are subject to regulatory requirements that require additional inspection and approval of our facilities prior to the shipment of products to such countries. Changes in existing federal, state or foreign laws or regulations, or our inability to comply with such laws and regulations, could have an adverse effect on our business and financial condition.

        Celliance produces certain bovine-derived products at its protein fractionation facilities in Kankakee, Illinois and Toronto, Ontario. The cattle industry, which supplies Celliance with raw materials for its bovine-derived products, is regulated by the USDA to prevent the spread of BSE. The regulations restrict the use of feed containing ruminant meat and bone protein, require spot-testing of cattle and require testing of cattle manifesting symptoms of BSE affliction. Cows afflicted with BSE were discovered in Canada and the northwestern United States in 2003. These animals were the first known cases of mad-cow disease in North America. The discovery of mad-cow disease in North America caused disruptions in the production and sales of some of our cell culture products during the first quarter of fiscal 2004. As a result of both discoveries, we were forced to close our Canadian manufacturing facility for a period of time and to delay shipments of inventory to a number of international customers due to foreign government regulations. We were also unable to import raw material sourced in the United States into Canada and vice versa for a period of time following the discovery of BSE in each imposed country. Similar scares or actual outbreaks of disease could have a material adverse effect on our business and results of operations. We take steps to assure the continued availability and highest possible safety of our bovine-derived products. The regulatory agencies may impose additional regulations on the cattle industry or us in response to the discovery of BSE afflicted cattle in North America. We intend to work closely with the USDA, the Canadian Food Inspection Agency and the FDA to assure compliance with any new regulations that are issued.

        Certain of our products are considered "medical devices" under the Food, Drug and Cosmetic Act and, accordingly, are subject to its general control provisions that include requirements for registration, listing of devices, QSR, labeling and prohibitions against misbranding and adulteration. These products, which represent an insignificant amount of our sales, nonetheless subject us to FDA inspection and scrutiny. Furthermore, the FDA has indicated in certain guidance documents and in public meetings that it intends to more closely regulate cell culture media products, such as our EX-CYTE® product, that are used in the manufacture of injectable products. While there has been no indication as to how these products will be classified and therefore with which standards they will need to comply, the FDA has indicated that, at a minimum, manufacturers of cell culture media should adhere to QSR standards. We currently produce EX-CYTE® in a dedicated facility that was constructed to QSR standards. The imposition of additional regulatory requirements for our protein fractionation facilities could adversely affect our business and financial condition.

        We are also subject to government regulation under, among other things, the Environmental Protection Act, the Clean Air Act, the Clean Water Act, the National Environmental Policy Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Medical Waste Tracking Act, and similar laws and regulations outside the United States. We are also subject to workplace safety regulations under the Occupational Safety and Health Act and similar laws and regulations outside the United States.

Technology Licensing, Patents, Proprietary Rights and Trademarks

        Part of our business strategy is the development of value-added products. We develop value-added products by, among other things, obtaining intellectual property protection for our products. As a result of our efforts to increase our intellectual property portfolio, over 60% of our revenues in fiscal 2004 were derived from products that are licensed, patented or proprietary in nature. We expect to accelerate our research and our new product development efforts by targeting research and development spending of a least 10% of our gross revenues. We will also continue to seek intellectual property protection for new products as we determine to be appropriate. Furthermore, we will continue to in-license new technologies from academic and government institutions, as well as biotechnology and pharmaceutical companies. We use licensed technologies to create new products, including high value kits, many of which address bottlenecks in the research or drug discovery laboratories.

        The protection of our proprietary technologies, trademarks and trade secrets is important to the success of our business strategy. We rely on a combination of patents, trade secrets, licenses and trademarks to protect and differentiate our products from our competitors' products. We attempt to protect our trade secrets by entering into written confidentiality agreements with our employees, potential collaborators and third parties. Such written agreements may be breached by such contracting parties and, if this occurs, a sufficient remedy of such breach may not be available. If our trade secrets become known to third parties, we may lose a competitive advantage.

        We seek patent protection for our inventions when appropriate. As of January 2005, we owned approximately 60 patents and had approximately 14 patent applications pending, most of which relate to our Research segment. Our issued patents expire at various dates through October 2020. Several of our patents are on EX-CYTE®, which is our most important cell culture product. We have also obtained federal and foreign trademark registrations on the name of the product. One patent on the process used to make EX-CYTE® expires in October 2006 in the United States and in April 2006 in Europe and Japan. Other patents associated with the process for making EX-CYTE® expire in 2012 and beyond. After the expiration of our process patents on EX-CYTE®, other companies could produce products similar to EX-CYTE® using our process. If other companies did so, sales of EX-CYTE® could be materially adversely affected. We believe that our intellectual property protection with respect to EX-CYTE® is material to our business. We do not believe that any of our other patents are material to our business.

        A large percentage of the products of our Research segment are sold pursuant to licenses that have varying terms and conditions. Therefore, our ability to obtain licenses to allow the introduction of new products is very important to allow us to offer new, innovative and technologically superior products. As of January 2005, we had approximately 1,000 licenses from others and we had approximately 140 licenses to others. Most of our licenses from others relate to our Research segment. The licenses from others typically cover patents or biological materials, such as cell lines, that we use to develop new products. Most of them are for fixed terms with options for renewal. No single license is material to our business.

Third Party Reimbursement

        In both domestic and foreign markets, sales to our customers may depend in part on the availability of reimbursement from third-party payors such as the NIH, government health administration authorities, private health insurers and other similar organizations. Third-party payors are continually challenging the price and cost-effectiveness of medical products and services. There can be no assurance that pricing pressures which may be experienced by our customers will not adversely affect our financial condition and results of operations because of a determination that these products are not cost effective or because of inadequate third-party reimbursement levels to such customers.

Employees

        As of March 7, 2005, we employed 1,029 people, 726 in the United States, 59 in Canada, 24 in Australia and 220 in Europe. We have 39 employees at our manufacturing site in Illinois and 36 employees at our manufacturing site in Toronto who are members of a collective bargaining unit. We believe that our relationship with our employees is generally satisfactory.

Product Liability and Insurance

        The sourcing, processing, manufacturing and sale of our products involve a risk of product and professional liability claims. We believe that we have obtained sufficient levels of product and professional liability insurance to insure the risk of catastrophic claims. Currently we carry a $500,000 deductible for liability coverage. There can be no assurance that the coverage limits of our insurance policies and/or any rights of indemnification and contribution that we may have will offset potential claims. A successful claim against us in excess of our insurance coverage and not subject to indemnification could have a material adverse effect on our financial position and results of operations. We are not aware of any such pending claims.

Available Information

        We make available free of charge through our website, www.serologicals.com, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably possible after we file such material with, or furnish it to, the Securities and Exchange Commission.

Cautionary Statements

        You should consider the following factors, together with other matters described in this Annual Report on Form 10-K, in evaluating us and our prospects. Any of the following risks could seriously harm our business and financial results. In such case, the trading price of our securities could decline.

If we are unable to implement our growth strategy, the price of our securities may be adversely affected.

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
  our ability to develop new products:

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

We face considerable business and financial risks related to our acquisition of Upstate Group, Inc.

        On October 14, 2004, we completed the acquisition of Upstate Group, Inc., a privately held company based in Charlottesville, Virginia, for $205 million. The acquisition of Upstate required a substantial expenditure and involves substantial risks on our part. For a variety of reasons, we cannot provide assurance that the acquisition of Upstate will produce the revenues, earnings or business synergies that we anticipate, or that it will perform as expected. The reasons for our uncertainty include:

  •
  potential difficulties in the integration of Upstate's operations, technologies, products and personnel;

  •
  potential loss of key employees;

  •
  potential diversion of management's attention away from other business concerns; and

  •
  potential unanticipated expenses of any undisclosed or potential legal liabilities of Upstate.

Any one or a combination of these factors may cause our revenues or earnings to decline. Furthermore, despite the strong growth Upstate demonstrated as an independent company prior to the acquisition, we cannot be sure that the business will continue to have strong growth after the acquisition

If we implement our growth strategy but are unable to manage our growth, our sales and profitability might be adversely affected.

        The implementation of our growth strategy may place additional demands on our administrative, operational and financial resources and increase the demands on our financial systems and controls. Our ability to manage our growth successfully may require us to continue to improve and expand these resources, systems and controls. If our management is unable to manage growth effectively, our operating results could be adversely affected. If we are unable to manage our growth, our financial condition and results of operations may be adversely affected.

We may not be able to raise the additional capital necessary to implement our growth strategy.

        Our growth strategy requires that we make expenditures in connection with new products and the acquisition of other companies. Although we believe we have sufficient resources to finance these expenditures, we may be required to seek additional sources of financing, which may include issuing additional debt or equity securities to finance potential acquisitions. We cannot predict the amount of our expenditures in connection with our growth strategy because opportunities for implementing our growth strategy arise unexpectedly. This is particularly the case for acquisition opportunities. In the past, when an acquisition opportunity arose, we were required to obtain financing simultaneously with our negotiation of the terms of the acquisition. Our dependence on additional financing may place us at a disadvantage in competing for acquisitions. When a future acquisition opportunity arises, we will be required to evaluate the sources of financing, which may be limited on short notice, and the terms of the financing available at the time. If we cannot find financing on acceptable terms, we may be unable to make the acquisition.

Our competitors may increase the sales of their products in a way that results in decreased sales of our products and our loss of market share.

        The markets for many of our products, particularly our research products, are highly competitive. We believe that the following companies are our most significant competitors:

  •
  GE Healthcare, Inc.

  •
  Apogent Technologies, Inc.

  •
  Beckman Coulter, Inc.

  •
  Bio-Rad Laboratories, Inc.

  •
  Cambrex Corporation

  •
  CSL Limited

  •
  Fisher Scientific International, Inc.

  •
  Invitrogen Corporation

  •
  Merck KgaA

  •
  Millipore Corporation

  •
  Qiagen N.V.

  •
  Sigma-Aldrich Corp

  •
  Techne Corporation

        Some of our competitors have significant financial, operational, sales and marketing resources, and significant experience in research and development. Our competitors may develop new technologies that compete with our products or render our products obsolete. If a competitor develops superior technology or cost-effective alternatives to our products, our business, operating results and financial condition could be negatively impacted. In addition, demand for our products may weaken due to reduction in research and development budgets, loss of distributors and other factors identified in this Annual Report on Form 10-K, which could have an adverse effect on our financial condition. We believe that customers in our markets display a significant amount of loyalty to their initial supplier of a particular product. Therefore, it may be difficult to generate sales to potential customers who have purchased products from competitors. To the extent we are unable to be the first to develop and supply new products, our competitive position may suffer. We intend to compete in our industry by leveraging and expanding upon our business and operational structure. Among other things, we intend to leverage our expanded sales and marketing structure, to expand our investment in research and development and to continue to evaluate acquisitions of businesses and technologies that will further accelerate our growth in both revenue and profitability. However, we cannot assure you that our plans will be successful or that we will be able to maintain or increase our market share.

If our supply of bovine serum or recombinant human insulin is interrupted or if the price of such materials increases and we are unable to pass the increases to our customers, our Cell Culture segment would be materially adversely affected.

        Our Cell Culture segment relies on the continued availability of bovine serum, which is the raw material from which our EX-CYTE® product is derived and which is a component used in the manufacture of other cell culture products and of recombinant human insulin, which we distribute to our cell-culture-product customers. The availability and price of bovine serum has been affected by scares or outbreaks of disease or similar health concerns or perceptions about the safety of bovine serum, government regulation and trade restrictions. Cows afflicted with BSE, or "mad-cow disease", were discovered in Canada and the northwestern United States in 2003. These animals were the first known cases of mad-cow disease in North America. The discovery of mad-cow disease in North America caused disruptions in the production and sales of some of our cell culture products. As a result of both discoveries, we were forced to close our Canadian manufacturing facility for a period of time and to delay shipments of inventory to a number of international customers due to foreign government regulations during the first quarter of fiscal 2004. We were also unable to import raw material sourced in the United States into Canada and vice versa for a period of time following the discovery of BSE in each country. Similar scares or actual outbreaks of disease could have a material adverse effect on our business, results of operations and financial condition.

        We now obtain all the bovine serum we use to manufacture our cell culture products from a single privately held supplier who sources materials from two abattoirs in the Midwestern United States. If we are unable to obtain bovine serum from our existing supplier because of a future outbreak of BSE, we will contact other suppliers and attempt to find a source of supply in one of the few countries that are believed to be free from BSE. We have not arranged a source of supply from a source in one of these countries and do not know that we will be able to do so. However, we are now exploring an Australian based supply, which we plan to introduce into the United States in 2005. If we cannot find another source, our Cell Culture segment could be materially adversely affected.

        We obtain the recombinant human insulin that we distribute to our cell-culture-supplement customers from Novo Nordisk A/S, a company based in Denmark. We entered into a three year contract with this supplier early in fiscal 2004. We do not have an alternate source of supply for recombinant human insulin. We do not believe that we could readily obtain another source of recombinant human insulin if our supply from Novo Nordisk A/S were interrupted. If our supply were interrupted, our Cell Culture segment and our results of operations would be materially adversely affected.

Our EX-CYTE® product sales are driven by market demand for therapeutic drugs that we do not manufacture or sell. If such drugs are not commercially successful, the companies that manufacture them will not purchase EX-CYTE®, and our results of operations may be materially adversely affected.

        EX-CYTE® is our most significant product within our Cell Culture segment. The majority of our sales of EX-CYTE® are to companies with approved, marketed drugs, or with drugs in advanced phases of clinical trials. Reduced demand or acceptance, or delays or denial of approval of the underlying pharmaceutical product could adversely impact the demand for EX-CYTE® and adversely affect our results of operations.

        Demand for EX-CYTE® has been flat for the past three years. As a result, the demand is substantially lower than we forecasted when we decided to construct our new manufacturing facility in Lawrence, Kansas. If we were to commence operations as originally planned at our new plant, our capacity to manufacture the product would exceed current demand. To address this situation, we have decided to delay the commencement of commercial production of EX-CYTE® at our Lawrence plant until early 2006. We will re-evaluate demand for the product during 2005. There is a risk that we could be required to record an impairment charge with respect to our investment in our facilities. The charge could have a material adverse effect on our business, results of operations and financial condition.

Concern about the transmission of BSE could reduce the demand for the products of our Cell Culture segment that are derived from bovine serum.

        The demand for several products of our Cell Culture segment, including EX-CYTE® and Probumin™ bovine serum albumin could be adversely affected by concerns about some of their components being derived from bovine serum. The concern arises from the risk that the agent causing

BSE might be present in the raw materials used in the production process and that the agent might be introduced into a therapeutic substance manufactured by one of our customers.

The outsourcing trend in the pre-clinical and non-clinical stages of drug discovery and development may decrease, which could slow our growth.

        Our Research segment derives a portion of its revenues from the provision of drug discovery services to its customers. This business has grown significantly over the past several years as a result of the increase in pharmaceutical and biotechnology companies outsourcing their pre-clinical and non-clinical research support activities. A substantial decline in pre-clinical and non-clinical outsourcing activity could result in a diminished growth rate in the revenues of our Research segment.

Violation of government regulations or voluntary quality programs could result in loss of sales and customers and additional expense to attain compliance.

        Several of our facilities are subject to extensive regulation by the FDA, primarily through the requirements of the Public Health Service Act and the Food, Drug and Cosmetic Act, and similar governmental bodies in other countries. The facilities are also subject to periodic inspection by the FDA and other similar governmental bodies to ensure their compliance with applicable laws and regulations. New facilities, products and operating procedures also must be approved by the FDA and/or similar governmental bodies in other countries. Failure to comply with these laws and regulations could lead to sanctions by the governmental bodies, such as written observations of deficiencies made following inspections, warning letters, product recalls, fines, product seizures and consent decrees, which would be made available to the public. Such actions and publicity could affect our ability to sell our products and to provide our services. In the past, we have received notifications and warning letters from the FDA relating to deficiencies in our compliance with FDA requirements. We were required to take measures to respond to the deficiencies. There can be no assurance that the FDA will not request that we take additional steps to correct these deficiencies or other deficiencies in compliance raised by the FDA in the future. Correction of any such deficiencies could have a material adverse affect on our business.

        We are also indirectly held accountable for complying with some of the regulations to which our customers are subject, even though we are not the regulated entity. For example, some of our customers use our products in the manufacturing process for their drug and medical device products. Such products are regulated by the FDA under the FDA's QSR. Although the customer is ultimately responsible for QSR compliance for their products, the customers expect that the materials we sell to them will meet QSR requirements. We could lose sales and customers, and incur products liability claims, if our products do not meet QSR requirements, to the extent applicable. In this regard, during 2002 and 2003, we experienced a delay in demonstrating to our customers' satisfaction that our Toronto manufacturing facility complied with their QSR requirements. This delay resulted in lost sales and increased costs during fiscal 2002 and 2003.

        We are subject to USDA regulations and various foreign regulations for the sourcing, manufacturing and distribution of animal based proteins. Our failure to comply with these requirements could negatively impact our business and potentially cause the loss of customers and sales. ISO 9000:2000 quality standards are an internationally recognized set of voluntary quality standards that require compliance with a variety of quality requirements somewhat similar to the QSR requirements. The operations of our cell culture manufacturing facilities, as well as our manufacturing facility in Scotland and our research products facilities in California, Australia and the United Kingdom, are registered under the ISO standards. Failure to comply with this voluntary standard can lead to observations of non-compliance or even suspension of ISO certification by the certifying unit. Loss of ISO certification could cause some customers to purchase products from other suppliers.

Our research and development efforts for new products may be unsuccessful.

        We incur research and development expenses to develop new products and technologies. There can be no assurance that any of these products or technologies will be successfully developed or that, if developed, will be commercially successful. If we are unable to develop and commercialize products from our research and development efforts or we are unable or unwilling to allocate amounts beyond our currently anticipated research and development investment, we could lose our entire investment in these new products and technologies.

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

        We license technology that enables us to access proprietary biological materials that we use to manufacture our products. Some of the licenses do not provide guarantees that we will have all legal rights to sell products that are derived from the licensed technology. Therefore, we may be prevented from selling products produced with the licensed biological materials because of competing technologies owned by others, including patented technologies. If our products are found by a court to infringe intellectual property rights of a third party, we may be prevented from practicing that technology. Moreover, if found by a court to infringe the patent of the third party, we may be liable for compensatory damages, treble damages and attorney's fees and subject to a royalty obligation or enjoined from practicing the technology altogether, notwithstanding the license from the licensor. Although we attempt to obtain indemnification from our licensors, we do not always receive indemnification against third party claims of patent infringement. In the ordinary course of business, we receive notices alleging that one or more of our approximately 10,000 research products violates a patent or other intellectual property right. Although we have not in the past incurred material liabilities as a result of infringement claims with respect to our research products, we have no assurance that we will not incur material liability as a result of an infringement claim in the future, which could materially adversely affect our results of operations.

If we fail to introduce new products, or our new products are not accepted by potential customers, we may lose market share.

        Our Research segment is highly dependent on frequent new product introductions. Our future success will depend in part on continuous, timely development and introduction of new products that address evolving market requirements. To the extent we fail to introduce new and innovative products, we may lose market share to our competitors, which could be difficult to regain. Any inability to develop and introduce new products successfully could reduce our growth rate or damage our business.

If we do not protect our intellectual property, our business could be materially adversely affected.

        Many of our current products are not protected by patents that we own or license. We attempt to protect these products by maintaining our intellectual property related to them as trade secrets. Our products that are not patented may be susceptible to reverse engineering or parallel development efforts and sales by our competitors. We attempt to protect our trade secrets by entering into confidentiality agreements with third parties, our employees and consultants. In that regard, our policy is to require all of our current employees to sign confidentiality and non-disclosure agreements;

however, it is possible that some employees have failed to do so or that these agreements are not enforceable. The agreements restrict the ability of our employees to disclose proprietary company data without our prior permission. We enforce these agreements when appropriate. However, if one of our current or former employees discloses proprietary company data in violation of these agreements, our business could be materially adversely affected. Furthermore, confidentiality agreements with third parties may be breached by the third party. If so, we may not have an adequate remedy against the third party. If our trade secrets become known, we may lose our competitive position. To prevent competitors from using technologies and trademarks in which we hold intellectual property rights, it may be necessary for us to litigate against those competitors. Any litigation could result in substantial expense, may distract our management and may not adequately protect the proprietary technologies and trademarks. Furthermore, litigation may result in a finding of invalidity and unenforceability of our intellectual property rights. In any case in which we are unable to protect our proprietary technologies and trademarks, we may be subject to increased competition, resulting in lost sales and reduced profits, and even discontinuance of or non-entry into a product line.

        We own or have rights through licenses to many technologies used to manufacture and sell our products that have limited life spans due to patent or license term expiration. When patents expire or licenses are not renewed, we may lose our proprietary advantage over our competitors. We may not be able to obtain new licenses or to renew existing licenses on favorable terms or if at all due to expiration of the license term, failure in selling certain minimum quantities of products, or changes in the licensor's licensing strategy. If we lose our licensed rights, we may be forced to stop making and selling the products that depend on the license. Furthermore, our competitors could license the rights, which could erode or eliminate our market share for such products and could adversely affect our results of operations and financial condition. Our ability to gain access to new products and new technologies required to perform services and manufacture new products is partly dependent on our ability to convince inventors, and the institutions that support them, that we will be successful in the commercialization of their inventions. We have no assurance that we will be able to continue to negotiate access for such new products or technologies on acceptable terms or if at all.

        We attempt to obtain patent protection for our inventions in appropriate cases. We have no assurance that patents will be granted pursuant to any of our pending patent applications. Furthermore, we have no assurance that the scope of our issued patents will be sufficiently broad to offer meaningful protection from our competitors. Accordingly, the possibility exists that our competitors or other third parties could make and sell products thought to be covered by our patents or patents pending. Further, our owned or exclusively licensed patents could be challenged, invalidated or rendered inapplicable so that such patent rights would not bar our competitors from selling competing products.

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

        Our customers include researchers at pharmaceutical and biotechnology companies, academic institutions and government and private laboratories. A significant portion of the revenues of our Research segment is attributable to sales to researchers, universities, government laboratories and private foundations whose funding is dependent upon grants from government agencies such as the NIH and similar domestic and international agencies. Fluctuations in the research and development budgets of these researchers and their organizations could affect the demand for our research products. Research and development budgets fluctuate due to numerous factors that are outside our control and are difficult to predict, including changes in available resources, spending priorities and institutional budgetary policies.

We rely on international sales, which are subject to additional risks.

        International sales accounted for approximately 38% of our revenues in fiscal 2004, 36% of our revenues in fiscal 2003 and 54% of our revenues in fiscal 2002. International sales can be subject to many inherent risks that are difficult or impossible for us to predict or control, including:

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

        Each of these risks might impact our cash flow or impair our ability to borrow funds, which ultimately could affect our business, financial condition or operating results. We have not attempted to mitigate the risk of fluctuations in currency exchange rates by entering into hedging financial arrangements. We have not entered into foreign exchange hedging financial arrangements because the foreign sales of our Research segment, which are frequently denominated in foreign currencies, have historically offset the U.S. sales of our Diagnostics segment, which are frequently denominated in U.S. dollars. Therefore, we currently believe that the risk to our results of operations posed by fluctuations in foreign exchange rates does not currently warrant a hedging arrangement.

Litigation may harm our business or otherwise distract our management.

        Substantial, complex or extended litigation could cause us to incur large expenditures and distract our management. For example, lawsuits by employees, stockholders, collaborators, distributors, competitors, customers, or end-users of our products or services, including liability claims and patent infringement based on our products and services, could be very costly and substantially disrupt our business. Disputes from time to time with such companies or individuals are not uncommon, and we cannot provide assurance that we will always be able to resolve such disputes out of court or on terms favorable to us. If we are sued for patent infringement, and a court agrees that we are infringing a third party's patent, we may be forced to remove a product from the market or enter into a license agreement, which may not be available on reasonable terms, if at all. Further, in such a circumstance, we could be exposed to significant attorneys' fees and costs.

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

Item 2.    Properties.

        Our principal executive office is located in approximately 50,000 square feet of office space in Norcross, Georgia. We lease this space under an agreement that expires in 2011. We share this space with Celliance, which also has its headquarters there. Celliance's 40,000 square foot monoclonal antibody manufacturing facility is located in Livingston, Scotland. Two buildings at this site are leased for terms that expire in 2021, and a third 20,000 square foot manufacturing building in Livingston is owned by Celliance. Celliance operates its protein fractionation business in a 61,000 square foot facility in Kankakee, Illinois, a 40,000 square foot facility in Toronto, Ontario and a 36,000 square foot facility in Lawrence, Kansas. Celliance owns the facilities used in the protein fractionation business. Celliance leases two buildings in Milford, Massachusetts, totaling approximately 36,000 square feet, which are used as a distribution and manufacturing facility. Celliance leases this space under an agreement that expires in 2008. Celliance also leases laboratory facilities for its Bioservices group in Morgan Hill, California, totaling 29,000 square feet, under three separate agreements with terms expiring through 2009.

        Chemicon's executive offices are located in an 85,000 square foot facility in Temecula, California. It also operates two facilities in Ramona, California, totaling 120,000 square feet; a 36,000 square foot facility in Australia; an 18,000 square foot facility in South Hampton, England, and a 6,000 square foot facility in Philipsburg, New Jersey. All of Chemicon's facilities are leased, except for those in Ramona, California, and New Jersey, which Chemicon owns. The terms of Chemicon's leases expire between 2005 and 2018.

        Upstate's executive offices are located in a 20,000 square foot facility in Charlottesville, Virginia. It operates a 47,400 square foot manufacturing and distribution facility in Lake Placid, New York, and two manufacturing facilities in Dundee, Scotland, totaling approximately 26,000 square feet. All of Upstate's facilities are leased except for its facility in Lake Placid, New York, which it owns. The terms of Upstate's leases expire between 2007 and 2018.

Item 3.    Legal Proceedings

        We are involved in certain litigation that arose in the ordinary course of business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

        We did not submit any matter to a vote of our security holders in the fourth quarter of fiscal 2004.

PART II.

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our Common Stock is listed on the Nasdaq National Market under the symbol "SERO." As of March 8, 2005, there were 82 holders of record of our Common Stock. The following table shows, for the periods indicated, the high and low sale prices per share for our Common Stock on the Nasdaq National Market.

	High	Low
Fiscal Year Ended December 28, 2003
First Quarter	$11.28	$7.43
Second Quarter	14.41	7.54
Third Quarter	16.92	11.27
Fourth Quarter	18.80	12.51
Fiscal Year Ending January 2, 2005
First Quarter	$21.17	$14.34
Second Quarter	22.35	17.10
Third Quarter	23.85	18.60
Fourth Quarter	24.95	21.49

        We have never paid cash dividends on our Common Stock. We do not expect to declare cash dividends on our Common Stock in the future. We intend to retain all earnings for business development. Any possible future cash dividends will depend on our earnings, capital requirements and financial condition and will be made at the discretion of our board of directors. In addition, our ability to pay dividends is prohibited by the terms of our credit facility. Any declaration and payment of cash dividends on our Common Stock will result in an adjustment of the conversion rate for our 4.75% Convertible Senior Subordinated Debentures due 2033 (the "Debentures").

Information regarding shares reserved for issuance

        The section captioned "Equity Compensation Plan Information" within the proxy statement for our 2005 Annual Meeting of Stockholders, which will be held on May 11, 2005 (the "2005 Proxy Statement"), is incorporated herein by reference.

Information regarding sales of unregistered securities

        On October 1, 2004, we issued 4,333,315 unregistered shares of our Common Stock at an average price of $23.6539 per share, based on the average trading price of Serologicals' common stock as traded on NASDAQ during the 20 trading days between September 14, 2004 and October 11, 2004, to certain stockholders of Upstate as part of the consideration for our acquisition of Upstate. We paid the balance of the consideration in cash. We issued the shares without registration in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended. We relied on this exemption based on our determination that the stockholders of Upstate to whom the shares were issued were accredited investors within the meaning of Regulation D promulgated pursuant to such Act.

Item 6.    Selected Financial Data

        The following selected financial data as of and for the years ended January 2, 2005, December 28, 2003, December 29, 2002, December 30, 2001 and December 31, 2000 have been derived from our audited Consolidated Financial Statements. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. All amounts in the following table are in thousands, except per share data.

	2004	2003	2002	2001	2000
INCOME STATEMENT DATA:
Net revenues	$195,923	$146,915	$99,289	$53,564	$45,345
Cost of revenues	87,482	64,741	47,076	22,878	19,900

GROSS PROFIT	108,441	82,174	52,213	30,686	25,445
Selling, general and administrative expenses	59,293	44,602	33,811	18,601	15,833
Research and development	10,144	6,214	5,628	1,665	710
Amortization of intangibles	3,771	2,175	895	1,013	935
Purchased in process research and development	3,263	—	—	—	—
Special charges	—	2,778	1,909	872	259

OPERATING INCOME	31,970	26,405	9,970	8,535	7,708
Other expense (income), net	(54)	180	31	72	28
Write-off of deferred financing costs	965	4,492	—	—	—
Interest expense	6,052	4,384	239	512	1,651
Interest income	(587)	(255)	(637)	(1,651)	(418)

INCOME FROM CONTINUING OPERATIONS	25,594	17,604	10,337	9,602	6,447
Provision for income taxes	7,933	5,537	3,617	3,380	2,255

NET INCOME FROM CONTINUING OPERATIONS	17,661	12,067	6,720	6,222	4,192
Income (loss) from discontinued operations	—	(10,561)	7,229	10,870	8,725

NET INCOME	$17,661	$1,506	$13,949	$17,092	$12,917

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.68	$0.49	$0.28	$0.26	$0.19
Discontinued operations	—	(0.43)	0.29	0.46	0.38

Net income	$0.68	$0.06	$0.57	$0.72	$0.57

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.59	$0.47	$0.27	$0.26	$0.18
Discontinued operations	—	(0.37)	0.29	0.44	0.38

Net income	$0.59	$0.10	$0.56	$0.70	$0.56

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	26,148	24,549	24,357	23,749	22,815

Diluted	35,524	28,134	24,837	24,439	23,283

BALANCE SHEET DATA:
Working capital	$122,443	$104,760	$65,468	$55,156	$56,790
Total assets	639,807	358,178	191,165	175,338	131,495
Long-term debt, less current maturities	132,814	130,916	39	1,451	—
Stockholders' equity(1)	416,531	181,506	170,988	152,736	118,759

(1)
As restated see Note 17 to the consolidated financial statements.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are a global provider of consumable biological products, enabling technologies and services to a diverse customer base that includes major life science companies and leading research institutions. Our customers use our products, technologies and services in a wide variety of their activities, including basic research, drug discovery, diagnosis and biomanufacturing. Our products, technologies and services are essential tools for research in key disciplines, including neurology, oncology, hematology, immunology, cardiology, proteomics, infectious diseases, cell signaling, stem cell research and molecular biology. In addition, we provide a comprehensive range of monoclonal antibodies for the blood typing industry.

        We are organized into three operating segments: Research, Cell Culture and Diagnostics. Our segments are based primarily on the differing production, manufacturing and other value-added processes that we perform with respect to our products and, to a lesser extent, the differing nature of the ultimate end use of our products. Our historical core business was the manufacture and sale of therapeutic plasma products. We decided to exit that business in the second quarter of fiscal 2003. Prior to our decision to exit the therapeutic plasma business, we reported a fourth operating segment, Therapeutics Products, for the first two quarters of fiscal 2003. The Therapeutics Products business is now classified as "discontinued operations," and the results of operations of this former segment are no longer reported as a separate segment but are reported as discontinued operations. See "Discontinued Operations" below. During fiscal 2002, we reported three operating segments, Biotechnology and Molecular Biology Products, Therapeutic Products and Diagnostic Products. All amounts in this Annual Report on Form 10-K reflect the restatement of the 2002 segments so that they are consistent with the current year presentation.

        Our Research segment sells a broad range of research products, including specialty reagents, kits, antibodies and molecular biology tools to research customers working in the areas of neuroscience, infectious disease, oncology, stem cell research and cell signaling. We are also a leading supplier of monoclonal antibodies, conjugates, antibody blends and molecular biology-based detection kits for use in diagnostic laboratories. As a result of our acquisition of Upstate, we are one of the leading suppliers of tools for kinase research and one of the leading providers of drug discovery services to pharmaceutical companies targeting kinase biology-based drugs. We market our research products and services under our Chemicon™ and Upstate™ brand names.

        Our Cell Culture segment sells a variety of cell culture products, including highly purified proteins and tissue culture media components. These products are used primarily by biopharmaceutical and biotechnology companies as nutrient additives in cell culture media. Our most significant product within the Cell Culture segment is EX-CYTE®, a patented serum-free solution of cholesterol, lipoproteins and fatty acids. EX-CYTE® is used, in combination with other cell culture supplements, to reduce or replace animal serum in cell culture processes. We also provide a range of serum-based products in this segment, including BSA, for which we are the world's leading supplier, and fetal bovine serum. We also sell recombinant human insulin for use as a media supplement. In addition, we provide contract research services in the areas of cell-line development, process development, protein expression, in vivo research and molecular biology optimization and media formulation. We market our cell culture products and services under our Celliance™ brand name.

        Our Diagnostics segment manufactures and sells monoclonal antibodies that are used in products such as blood typing reagents and in controls for diagnostic tests for certain infectious diseases. Our products comprise the world's most comprehensive range of commercially available human monoclonal antibodies for blood grouping. Our diagnostic products are marketed under our Celliance™ brand name.

        See "Note 14—Segment and Geographical Information" in Item 8 Financial Statements and Supplementary Data for disclosure of revenue and gross profit by segment and long-lived assets by geographical area for our three most recently completed fiscal years.

Discontinued Operations

        On July 10, 2003, we announced our intention to exit the therapeutic plasma business, which consisted of a network of ten plasma collection centers that specialized in the collection of hyper-immune human blood antibodies and a central testing laboratory. As a result, during the third quarter of fiscal 2003, we classified the therapeutic plasma business as a discontinued operation. On December 19, 2003, we signed a definitive agreement to sell the business. On January 15, 2004, effective December 28, 2003, we completed the sale of this business to Life Therapeutics ("Life") (formerly Gradipore Limited). Financial statements for all years presented have been reclassified to report results of discontinued operations separately from results of continuing operations. Disclosures included herein pertain to our continuing operations unless otherwise noted.

        During 2003, we recorded an impairment loss of $12.6 million, based on the total consideration received for our therapeutic plasma business. The impairment loss was included as a component of "Income (loss) from discontinued operations." No additional gain or loss was recorded in January 2004 at the time of closing. We received $3.5 million in cash at closing and Life assumed approximately $1.3 million of current and long-term liabilities of the business. The balance of the proceeds consisted of two secured promissory notes: a short-term, interest-bearing note in the amount of $1.5 million and a long-term, non-interest bearing note, which was recorded at its estimated net realizable value of $6.4 million. We retained approximately $1.8 million of accrued liabilities related to the therapeutic plasma business, which were satisfied in full during 2004.

        In December 2004, we renegotiated the terms of the two promissory notes, combining them into one secured promissory note ("new note") with a stated face value of $7.8 million. The new note receivable bears interest at the applicable federal funds rate and is payable in variable quarterly installments through December 2007. The note is secured by the underlying assets of the business acquired and is guaranteed by Life. All indemnity claims between the parties were resolved and we have no further indemnification obligations to Life. We recorded an imputed interest charge on this new note because the stated interest rate on the new note was considered below market. Imputed interest, net of reversals of certain accruals arising from the sale, amounted to $0.4 million and is included in other expense in the 2004 consolidated statement of income. In January 2005 Life made its first quarterly principal payment of $0.5 million on the new note. See "Note 4—Discontinued Operations" in Item 8 Financial Statements and Supplementary Data for further discussion of discontinued operations.

Critical Accounting Policies

        Our consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States of America. Such accounting principles require management to make estimates that affect the amount of revenues, expenses, assets and liabilities reported. There are five critical accounting policies that are both very important to the portrayal of our financial condition and results of operations and that required management's most difficult, subjective or complex judgments. The accounting for these matters was based on current facts and circumstances which, in management's judgment, hold potential for change which could affect management's future estimates. Therefore, future financial results could differ materially from current financial results based on management's current estimates. We use a combination of historical results, anticipated future events and detailed assessment of relevant facts and circumstances to estimate and make assumptions relating to our critical accounting policies. Actual results could differ from these estimates. The five critical accounting policies are as follows:

Accounts receivable

        We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current creditworthiness, as determined by review of current credit information. We monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. Our allowance for bad debts was $0.9 million and $1.2 million at January 2, 2005, and December 28, 2003, respectively. We wrote off $0.6 million and $0.7 million of bad debts in fiscal 2004 and 2003, respectively. Our allowance for bad debts may prove to be inaccurate, in which case we may have overstated or understated our accounts receivable, net and selling, general and administrative expense, accordingly.

Inventory

        We carry our inventories at the lower of cost or market. Cost includes materials, labor and overhead. Market, with respect to all inventories, is replacement cost or net realizable value. We frequently review inventory to determine the necessity of adjustments for excess, obsolete or unsaleable inventory. The reviews require us to assess customer and market demand. We analyze several different factors to evaluate the net realizable value of inventory, including the age of inventory, excess supply based on anticipated demand, specific identification and lower of cost or market. We are not aware of any instances where our previous estimates or assumptions, which were used to determine the net realizable value of inventory at January 2, 2005 and December 28, 2003, materially varied from actual results. We do not expect our estimates or assumptions to change in the future.

        Gross inventories at January 2, 2005 and December 28, 2003, were $57.5 million and $39.6 million, respectively. Inventories are presented on the balance sheet net of adjustments for excess, obsolete and unsalable inventory of $7.6 million and $5.8 million at January 2, 2005 and December 28, 2003, respectively.

        The following table sets forth a roll forward of the inventory adjustments for the years ended January 2, 2005, December 28, 2003 and December 29, 2002 (in millions):

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Goodwill		Foreign Currency Effect on Transaction	Deductions	Balance at End of Period
Inventory Adjustments
Year Ended:
January 2, 2005	$5.8	$3.0	$2.6	(a)	$0.1	$(3.9)	$7.6
December 28, 2003	4.6	3.0	1.6	(b)	(0.3)	(3.1)	5.8
December 29, 2002	2.9	1.8	3.0	(c)	—	(3.1)	4.6

(a)
Adjustment established upon purchase of Upstate effective October 1, 2004.

(b)
Adjustment established upon purchase of Chemicon effective April 1, 2003.

(c)
Adjustment established as a result of the purchase of Intergen on December 13, 2001.

        The estimates may prove to be inaccurate, in which case we may have overstated or understated the adjustment required for excess, obsolete or unsaleable inventory and our cost of goods sold, accordingly.

        At January 2, 2005, inventory adjustments determined on specific products, age of inventory and excess supply represented 19.6%, 64.6%, and 15.8%, respectively, of the inventory adjustment balance.

The following table presents the sensitivity analysis on the inventory adjustment at January 2, 2005, adjusted for the items that are age sensitive and potentially in excess supply, assuming the age and forecast were expanded by increasing the time periods by 25% or reduced by decreasing the time periods by 25%, which we consider to be an extreme-case scenario. Adjustments for specific products cannot be evaluated for sensitivity. Amounts in the table are in millions.

	As Reported	Reduced by 25%	Increased by 25%
Inventory adjustment	$7.6	$6.1	$9.2

Valuation of goodwill and other intangible assets

        We evaluate our goodwill and intangible assets for potential impairment whenever events or changes occur that indicate that the carrying value may no longer be recoverable. Evaluations are based on estimated discounted future cash flows from the use and eventual disposition of the underlying assets. We completed our annual impairment review of the Research, Cell Culture and Diagnostic segments as of June 27, 2004. Based on the evaluation, we determined that no impairment existed. The estimates used to evaluate the fair value of goodwill and other intangible assets may prove to be inaccurate, in which case we may be required to take a future impairment charge for goodwill and other intangible assets. The most significant assumptions in the impairment analysis are revenue growth and the discount rate. The following table presents the ratio of fair values of Research, Cell Culture and Diagnostic segments as computed in our annual impairment analysis to their carrying values as of June 28, 2004. Amounts less than 1.0 would indicate that impairment may exist. Additionally, the table includes this ratio as if the discount rate were 100 basis points higher and the growth rate were 10% lower than those used in our analysis:

	Originally Computed	100 Basis Points Higher Discount Rate	10% Lower Sales Growth
Research	1.84	1.68	1.24
Cell Culture	1.43	1.30	1.23
Diagnostic	2.94	2.74	2.80

Income Taxes

        We recognize deferred tax assets and liabilities related to temporary differences arising between the tax basis of assets and liabilities and their reported amounts in the financial statements. These differences will result in taxable or deductible amounts in future periods when the reported amounts are recovered or settled, using enacted tax rates in effect for the year in which the differences are expected to reverse. On a quarterly basis, we evaluate the realizability of deferred tax assets and assess the need for a valuation allowance. Valuation allowances are recorded to the extent that we believe it is not more likely than not that a deferred tax asset will be realized; factors considered in determining the necessity of a valuation allowance include future taxable income projections and potential tax planning strategies. We deem all undistributed earnings of foreign subsidiaries permanently invested and, accordingly, we have not established a tax provision for any repatriation of earnings from these entities.

        Our effective tax rate differs from the statutory rate primarily as a result of research and development tax credits and the extraterritorial income tax regime. Because we operate in a number of domestic and foreign jurisdictions, the statutory rates within these various jurisdictions are considered in determining the overall effective tax rate. Our judgment is required to determine our consolidated provision for income tax, deferred income tax balances, and any valuation allowances associated with deferred tax assets. We also consider the potential impact of any adverse adjustments resulting from current or anticipated audits for open statutory periods on our current and prospective overall effective tax rate; we believe our reserves for these uncertainties are adequate.

Warranty reserve

        We record an allowance for the estimated amount of future warranty costs when the related revenue is recognized, primarily based on claims incurred. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. The warranty reserve was $0.9 million, $0.5 million and $0.2 million at January 2, 2005, December 28, 2003 and December 29, 2002, respectively. Warranty claims were $2.0 million, $2.2 million and $1.2 million in fiscal 2004, 2003 and 2002, respectively. If actual future warranty costs exceed historical amounts, additional allowances may be required, which could have a material adverse impact on our operating results in future periods.

Results of Operations

Overview

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K. The following table sets forth certain consolidated operating data as a percentage of net revenue for the fiscal years indicated below.

	2004	2003	2002
Net revenues	100.0%	100.0%	100.0%
Gross profit	55.3%	55.9%	52.6%
Selling, general and administrative expenses	30.3%	30.4%	34.1%
Research and development	5.2%	4.2%	5.7%
Amortization of intangibles	1.9%	1.5%	0.9%
Purchased in-process research and development	1.7%	—	—
Special charges	—	1.9%	1.9%
Operating income	16.3%	18.0%	10.0%

        The comparability of our results of operations between years is impacted by our acquisitions during the periods presented. We acquired Intergen in December 2001, Chemicon in April 2003 and Sierra and Upstate in July and October 2004, respectively. We include the results of operations of Upstate and Chemicon in our Research segment. We include the results of Sierra in our Cell Culture segment. We include portions of Intergen's results of operations in all three of our segments. The following table sets forth a breakdown of revenue and gross profit contributed by segment for the years ended January 2, 2005, December 28, 2003 and December 29, 2002 (in thousands):

	2004		2003		2002
	Actual	% Total	Actual	% Total	Actual	% Total
Net revenues:
Research	$78,506	40%	$43,043	29%	$4,137	4%
Cell Culture	86,606	44%	73,986	51%	68,140	69%
Diagnostic	30,811	16%	29,886	20%	27,012	27%

	$195,923	100%	$146,915	100%	$99,289	100%

	Actual	GM %	Actual	GM %	Actual	GM %
Gross profit:
Research	$50,828	65%	$26,677	62%	$1,577	38%
Cell Culture	43,951	51%	39,555	54%	37,083	54%
Diagnostic	13,662	44%	15,942	53%	13,553	50%

	$108,441	55%	$82,174	56%	$52,213	53%

Comparison of Fiscal Years ended January 2, 2005 and December 28, 2003

  Net Revenue

        Consolidated.    Consolidated net revenue increased 33%, or approximately $49.0 million, from $146.9 million in 2003 to $195.9 million in 2004. Consolidated net revenue increased due to organic growth in revenues at Chemicon and the inclusion of Chemicon for the full year in 2004 versus only nine months in 2003. Also, the acquisition of Upstate in the fourth quarter of 2004 contributed $15.4 million. Growth in sales of recombinant human insulin yielded a net increase in Cell Culture segment revenue of $11.6 million. Diagnostic segment sales of monoclonal antibodies increased from $22.6 million in 2003 to $26.1 million 2004, offset by decreased sales of human-sourced disease state polyclonal antibodies, detection products and other diagnostic products.

        Research.    The net revenue of our Research segment increased from $43.0 million in 2003 to $78.5 million in 2004, primarily due to organic growth in revenues at Chemicon and the inclusion of Chemicon for the full year in 2004 versus only nine months in 2003 and the acquisition of Upstate in the fourth quarter of 2004, which contributed $15.4 million. Chemicon contributed $63.0 million to the net revenue of the segment in 2004 and $38.0 million in 2003. Chemicon achieved an annual revenue growth rate of 27%, which was driven by significant contributions in the areas of neuroscience, molecular biology, bulk reagents and custom services. Upstate revenue, while not included in the operating results for 2003 or the first nine months of 2004, increased 27% from 2003 to 2004. Upstate growth was driven primarily by a 94% increase in revenue from kinase profiling services. Geographically, Research segment revenue increased 85% in Asia, 119% in Europe and 135% in North America over the prior year.

        Cell Culture.    The net revenue of our Cell Culture segment increased $12.6 million, or 17.0%, from $74.0 million in 2003 to $86.6 million in 2004. This increase is due to increased sales of recombinant human insulin and BSA. Recombinant human insulin sales were up $11.6 million, from $15.0 million in 2003 to $26.6 million in 2004. Sales of recombinant human insulin have steadily increased over the last several years, primarily because of the introduction of a new insulin product in 2004 and additional availability of this product from our supplier. Sales of BSA increased $0.7 million, from $16.8 million in 2003 to $17.5 million in 2004. BSA sales were negatively impacted during 2003 and again in 2004 due to partial shutdowns of our Toronto plant during June 2003 and January 2004, following the discoveries of two unrelated instances of a single cow infected with BSE in Canada and the US, respectively. The closure reduced the amount of saleable product during each year due to the manufacturing cycle time required for certain products. Sales of EX-CYTE® were $29.3 million in 2003 and $29.6 million in 2004. Sales of EX-CYTE® in both years were affected by lower demand for one of our customers' products that utilizes EX-CYTE® in its manufacturing process. In the fourth quarter of 2003, we recorded $3.5 million from a take-or-pay contract for EX-CYTE® with a major customer without having to deliver any product. Accordingly, total and Cell Culture segment net revenue, gross profit and operating income in 2003 were favorably impacted by $3.5 million. Selling prices in this segment remained relatively constant between the two years as the majority of sales volume was under contractual pricing agreements that expire through 2006.

        Diagnostic.    The net revenue of our Diagnostic segment increased approximately $0.9 million, or 3%, from $29.9 million in 2003 to $30.8 million in 2004. This increase is primarily due to higher sales of monoclonal antibodies offset by decreased sales of human-sourced disease state polyclonal antibodies, detection products and other diagnostic products. Net revenue from sales of monoclonal antibodies increased from $22.6 million in 2003 to $26.1 million in 2004. Sales of monoclonal antibodies increased $3.2 million due to higher volumes and $0.3 million due to increases in foreign currency. Selling prices in this segment remained relatively constant between the two years as the majority of sales volume was under contractual pricing agreements that expire through 2006. The increase in monoclonal antibodies was offset by decreased sales of human-sourced disease state polyclonal antibodies, detection products and other diagnostic products. The decline in 2004 sales of these products was anticipated because we sold the majority of the products in the human-sourced disease state polyclonal antibody group with the sale of the therapeutic plasma business. Human-sourced disease state polyclonal antibody sales were further negatively impacted by the Health Insurance Portability and Accountability Act ("HIPAA"), which adversely affected access to qualified donors.

  Gross Profit

        Consolidated.    Consolidated gross profit increased approximately $26.2 million, from $82.2 million in 2003 to $108.4 million in 2004. Gross margin was 55% in 2004 and 56% in 2003. Research segment gross profits increased primarily from sales growth at stronger margins at Chemicon and the contribution from Upstate in the fourth quarter of 2004. These increases were offset by decreases in Cell Culture segment and Diagnostic segment margins. Cell Culture segment gross profits increased on increased sales volumes, but the margins declined from 54% in 2003 to 51% in 2004, due primarily to product mix and production variances arising from capacity issues at certain manufacturing sites. Diagnostic segment margins declined from 53.3% in 2003 to 44.3% in 2004, primarily due to production variance in manufacturing of monoclonal antibodies.

        Research.    Gross profits from our Research segment increased $24.1 million, or 90%, from $26.7 million in 2003 to $50.8 million in 2004. Research segment gross margins increased from 62% in 2003 to 65% in 2004. The increase in gross profit was primarily due to the inclusion of Chemicon for a full year in 2004 versus nine months in 2003. Research segment gross profit contributed by Chemicon included $40.5 million in 2004 and $24.6 million in 2003. Upstate contributed $10.2 million at a 66% gross margin in 2004. Gross profit for 2003 was negatively impacted by a $0.4 million charge to cost of sales as a result of inventory adjustments to Chemicon's opening inventory, which was required under purchase accounting rules. Gross profit for 2004 was negatively impacted by a $0.4 million charge to cost of sales as a result of inventory adjustments to Upstate's opening inventory, which was required under purchase accounting rules. We expect an additional charge of $0.4 million to gross profit in the first quarter of 2005 as we continue to sell Upstate's opening inventory.

        Cell Culture.    Gross profit from our Cell Culture segment increased $4.4 million, or 14%, from $38.6 million in 2003 to $44.0 million in 2004. Gross profits increased on higher sales volumes, but the margins declined slightly from 54% in 2003 to 51% in 2004, due primarily to product mix and production variances arising from capacity issues at certain manufacturing sites and the shut down of our Toronto facility in early 2004 due to the BSE scare. Gross margins were lower in 2004, primarily due to product mix between EX-CYTE®, which is a higher margin product, and recombinant human insulin, which is a distributed product with a lower gross margin. Additionally, the margins were approximately 1% to 2% lower in 2004 and 2003 than expected due to manufacturing cost variances arising from excess manufacturing capacity at certain sites. Gross margins for our Cell Culture segment were positively impacted in 2003 due to a sale of EX-CYTE® at 100% gross margin under the terms of a take-or-pay contract with one of our customers. Gross margins for our Cell Culture segment would have been 53% in 2003, if this sale had been recorded at a normal margin.

        Diagnostic.    Gross profit from our Diagnostic segment decreased $2.2 million, or 14%, from $15.9 million in 2003 to $13.7 million in 2004. Gross margin decreased from 53% in 2003 to 44% in 2004. Gross margins on monoclonal antibodies decreased by 15%, primarily due to lower production utilization in 2004, which resulted in absorption of fixed costs by fewer units. Changes in product mix from traditionally higher margin to lower margin products also adversely impacted 2004 margins. Effects of foreign currency exchange rates lowered gross margin by approximately 2.6% in 2004 and increased gross margin by approximately 1% in 2003. As previously discussed, pricing was relatively stable between 2003 and 2004. Gross margins in 2004 were negatively impacted by the reduction in sales of human-sourced disease state polyclonal antibody products, the majority of which were sold with the therapeutic plasma business as mentioned above. Availability of these products within human-sourced disease state polyclonal antibody product group was also negatively impacted by HIPAA, which adversely affected access to qualified donors.

  Selling, General and Administrative Expenses

        Consolidated selling, general and administrative expenses ("SG&A") increased approximately $14.7 million, or 33%, from $44.6 million in 2003 to $59.3 million in 2004. As a percentage of revenues, SG&A was 30% in 2004 compared with 30% in 2003. Chemicon accounted for $22.5 million in SG&A for the full year in 2004 and $17.2 million for nine months in 2003. The acquisition of Upstate in the fourth quarter of 2004 contributed $6.3 million to SG&A. We expanded our sales and marketing efforts in our Cell Culture segment during the second half of 2003 and early in 2004. During 2004, we incurred higher public company costs and higher performance incentive compensation expense. The additional external costs to comply with the Sarbanes-Oxley Act of 2002 were approximately $0.5 million in 2004. We expect this cost to be recurring. It may increase if our business grows. In the fourth quarter of 2004, we incurred approximately $1.2 million of business integration costs primarily associated with the acquisition of Upstate. We expect to incur additional integration costs during the first half of 2005 as we continue to evaluate synergies in our Research segment and company-wide arising from the Upstate acquisition.

  Research and Development

        Research and development expenses ("R&D") increased from $6.2 million in 2003 to $10.1 million in 2004. The increase was primarily due to the expansion of our research and development activities, including those acquired as a result of the Upstate acquisition. R&D included $2.1 million incurred by Upstate in the fourth quarter of 2004. R&D at Chemicon was included in 2004 for a full year and for nine months during 2003 resulting in an increase of $2.1 million in 2004. During 2004 Chemicon and Upstate internally developed approximately 1,200 new products.

        We also continued to advance various projects in the Cell Culture segment related to the characterization and performance of EX-CYTE® and other cell culture supplements. We also made progress in developing novel cell culture supplements. See "Outlook" below for additional discussion of R&D efforts. With our acquisition of Sierra in July 2004, certain internal research and development efforts undertaken by Sierra that are dedicated to internal cell culture applications are included in research and development expense at cost in the statements of income from the acquisition date. During 2004, through the date of acquisition, and during 2003, we paid to Sierra $2.3 million and $2.5 million, respectively, for contract research and development. After our acquisition of Sierra in 2004, it incurred $0.7 million in R&D expenses in these areas.

  Amortization of Intangibles

        Amortization of intangibles increased from $2.2 million in 2003 to $3.8 million in 2004. Approximately $1.0 million of the increase was due to the acquisition of Upstate in the fourth quarter of 2004. Amortization from the Chemicon acquisition was included in 2004 for a full year and for nine months during 2003, resulting in an additional $0.6 million in 2004.

  Purchased In—Process Research and Development

        Purchased in-process research and development ("IPRD") of $3.3 million in 2004 resulted from the acquisition of Upstate and represents acquired current research and development projects in process. There were no charges for IPRD arising from previous acquisitions.

  Other Expense, Net

        Other expenses are presented net and arise primarily from realized and unrealized gains and losses on foreign currency transactions, which were immaterial in 2004 and 2003.

  Write-Off of Deferred Financing Costs

        In 2004, upon the closing of our acquisition of Upstate, we entered into a new $125.0 million Credit Agreement with a syndicate of banks (the "2004 Credit Agreement") and terminated our previous $30.0 million revolving credit facility (the "2003 Credit Facility"). Pursuant to the 2004 Credit Agreement, we obtained an $80.0 million term loan, the proceeds of which we used to finance, in part, the purchase price for Upstate (the "Upstate Term Loan"). We recorded a non-cash charge of approximately $0.2 million related to the write-off of deferred financing costs associated with the termination of the 2003 Credit Facility. On December 21, 2004, we issued 4,830,000 shares of our Common Stock. We used a portion of the proceeds to repay the Upstate Term Loan. We recorded an additional non-cash charge of approximately $0.8 million related to the early repayment of the Upstate Term Loan.

  Interest Expense

        Interest expense increased from $4.4 million in 2003 to $6.1 million in 2004. The increase in interest expense was because our $130 million principal amount of our Debentures, which we issued in August 2003, were outstanding for a full year in 2004 and only five months in 2003. As described in the market risk discussion below, we entered into a $70 million fixed to variable rate swap with respect to our Debentures. During 2004, the variable rate rose 1.7%, further contributing to the increase in interest expense. Also in the fourth quarter of 2004, we had additional borrowings under the Upstate Term Loan, which were outstanding for approximately 60 days. The term loan was subsequently repaid from proceeds from our equity offering in December, 2004.

  Interest Income

        We recorded interest income of $0.6 million in 2004 and $0.3 million in 2003. The increase in interest income was primarily due to more favorable investment rates in 2004 and higher available cash, cash equivalents and short-term investment balances on hand for much of 2004 over those available in 2003.

  Provision for Income Taxes

        The provision for income taxes as a percentage of income before taxes remained constant at 31% in 2004 and 2003. Our effective tax rate remains below the federal statutory rate as a result of foreign tax credits, research and development credits and generation of taxable income in lower tax jurisdictions.

  Income (Loss) from Discontinued Operations

        As previously discussed, in July, 2003, we announced our intention to exit the therapeutic plasma business. As a result, during the third quarter of fiscal 2003, we classified the therapeutic plasma business as a discontinued operation. In January 2004, effective December 28, 2003, we completed the sale of this business. There were no discontinued operations included in the results for 2004. Loss from discontinued operations, net of income taxes, was $10.6 million in 2003.

Comparison of Fiscal Years ended December 28, 2003 and December 29, 2002

  Net Revenue

        Consolidated.    Consolidated net revenue increased 48%, or approximately $47.6 million, from $99.3 million in 2002 to $146.9 million in 2003. Consolidated net revenue increased primarily due to contributions from Chemicon and growth in sales of monoclonal antibodies. Consolidated net revenue during 2003 included $38.0 million contributed by Chemicon. Sales of monoclonal antibodies increased from $16.1 million in 2002 to $22.6 million in 2003.

        Research.    The net revenue of our Research segment increased from $4.1 million in 2002 to $43.0 million in 2003, primarily due to the acquisition of Chemicon, which was effective as of April 1, 2003. Chemicon contributed $38.0 million to the net revenue of the segment in 2003. During 2003, the operations of our previous research products operations in Gaithersburg, Maryland were combined and integrated into Chemicon. Chemicon's revenue for the full year 2003 increased 22% over the comparable period in 2002.

        Cell Culture.    The net revenue of our Cell Culture segment increased $5.9 million, or 9%, from $68.1 million in 2002 to $74.0 million in 2003. This increase was due to increased sales of recombinant human insulin and BSA, offset partially by lower sales of EX-CYTE®. Recombinant human insulin sales were up $5.3 million, from $9.7 million in 2002 to $15.0 million in 2003. Sales of recombinant human insulin increased primarily because of additional availability of this product from our supplier during 2003 and because a competitor ceased selling the product to the cell culture market. Sales of BSA increased $1.4 million from $15.4 million in 2002 to $16.8 million in 2003 due to completion of the Cohn BSA expansion at our Toronto facility. BSA sales were negatively impacted during 2003 due to a partial shutdown of our Toronto plant during June 2003, following the discovery of a single cow infected with BSE in Canada. The closure reduced the amount of saleable product during the year due to manufacturing cycle time required for certain products. Sales of EX-CYTE® declined slightly from $30.8 million in 2002 to $29.3 million in 2003 due to timing of shipments and lower demand for one of our customers' products that utilizes EX-CYTE® in its manufacturing process. In the fourth quarter of 2003, we recorded $3.5 million in revenue in the Cell Culture segment from a take-or-pay contract for EX-CYTE® with a major customer without having to deliver any product. Accordingly, total and Cell Culture segment net revenue, gross profit and operating income in 2003 were favorably impacted by $3.5 million. We were able to reduce production of EX-CYTE® in the fourth quarter of 2003 in anticipation of this event; therefore, it had no impact on inventory on hand.

        Diagnostic.    The net revenue of our Diagnostic segment increased approximately $2.9 million, or 11%, from $27.0 million in 2002 to $29.9 million in 2003. This increase was primarily due to higher sales of monoclonal antibodies, which increased from $16.1 million in 2002 to $22.6 million in 2003. Sales of monoclonal antibodies increased $2.2 million due to increased prices and $0.4 million due to increases in foreign currency, with the remainder related to higher volumes. The increase in net revenue from sales of monoclonal antibodies was partially offset by decreased sales of human-sourced disease state polyclonal antibodies, detection products and other diagnostic products. Human-sourced disease state polyclonal antibody sales were negatively impacted by HIPAA, which adversely affected access to qualified donors. We sold the majority of the products in the human-sourced disease state polyclonal antibody group with the sale of the therapeutic plasma business.

  Gross Profit

        Consolidated.    Consolidated gross profit increased approximately $30 million, from $52.2 million in 2002 to $82.2 million in 2003. Gross margin increased from 53% in 2002 to 56% in 2003. The increase primarily related to the acquisition of Chemicon and stronger margins on monoclonal antibodies as a result of manufacturing efficiencies gained from increased production and the increase in sales prices of monoclonal antibodies. Consolidated gross profit included $24.6 million contributed by Chemicon.

        Research.    Gross profit from our Research segment was $1.6 million and $26.7 million in 2002 and 2003, respectively. Gross margins in our Research segment increased from 38% to 62% in 2002 and 2003, respectively. This increase was primarily due to the acquisition of Chemicon effective April 1, 2003. Research segment gross profit in 2003 included $24.6 million contributed by Chemicon. Gross profit for 2003 was negatively impacted by a $0.4 million charge to cost of sales as a result of inventory adjustments to Chemicon's opening inventory required under purchase accounting rules.

        Cell Culture.    Gross profit from our Cell Culture segment increased $2.5 million, from $37.1 million in 2002 to $39.6 million in 2003. Gross margin was 54% in 2002 and 2003. Gross margins for our Cell Culture segment were positively impacted in 2003 due to a sale of EX-CYTE® at 100% gross margin under the terms of a take or pay contract with one of our customers. Gross margins for our Cell Culture segment would have been 53% if this sale had been recorded at a normal margin. Gross margins were lower in 2003 primarily due to product mix, as EX-CYTE®, which is a higher margin product, represented a significantly lower percentage of total Cell Culture segment revenue than in 2002. Additionally, the margins were approximately 1% lower in 2003 due to manufacturing cost variances arising from excess manufacturing capacity.

        Diagnostic.    Gross profit from our Diagnostic segment increased $2.3 million, or 17%, from $13.6 million in 2002 to $15.9 million in 2003. Gross margin increased from 50% in 2002 to 53% in 2003. Gross margins increased primarily due to efficiencies gained from increased production, increased sales prices of monoclonal antibodies and the increase in the monoclonal antibody volumes, which are relatively higher margin products. Gross margins from our Diagnostic segment were negatively impacted by our human-sourced disease state polyclonal antibody products, the majority of which were sold with the therapeutic plasma business as mentioned above. Gross margins on the human-sourced disease state polyclonal antibody products categories sold were 52% and 5% in 2002 and 2003, respectively. Gross margins were negatively impacted on these products due to lower production volumes which resulted in absorption of fixed costs by fewer units. Collection of the products within human-sourced disease state polyclonal antibody product group was negatively impacted by HIPAA, which adversely affected access to qualified donors.

  Selling, General and Administrative Expenses

        Consolidated SG&A increased approximately $10.8 million, or 32%, from $33.8 million in 2002 to $44.6 million in 2003. As a percentage of revenues, SG&A was 30% in 2003 compared with 34% in 2002. Chemicon accounted for $17.2 million of 2003 SG&A. The increase attributable to Chemicon was partially offset as we continued to emphasize cost controls over SG&A at all locations. Excluding Chemicon, we reduced our headcount by more than 25 people between December 29, 2002 and December 28, 2003.

  Research and Development

        R&D expenses increased slightly from $5.6 million in 2002 to $6.2 million in 2003. The increase was primarily due to the expansion of our research and development activities, including those acquired as a result of the Chemicon acquisition. R&D included $1.9 million incurred by Chemicon. The increase attributable to Chemicon was partially offset as we restructured our existing research and development group, which included eliminating the R&D group in Scotland in late 2002 and reorganized certain of our U.S.-based R&D functions upon the transfer of Intergen's Gaithersburg, Maryland operations to Chemicon in 2003. During 2003, Chemicon internally developed 295 new products. We also continued to advance various projects in the Cell Culture segment related to the characterization and performance of EX-CYTE® and other cell culture supplements, as well as progress in developing novel cell culture supplements. See "Outlook" below for additional discussion of R&D efforts.

  Amortization of Intangibles

        Amortization of intangibles increased from $0.9 million in 2002 to $2.2 million in 2003 due to the acquisition of Chemicon effective April 1, 2003. The Chemicon acquisition added $1.1 million in amortization during 2003.

  Special charges

        During 2003 and 2002, we incurred $2.8 million and $1.9 million, respectively, in special charges. See "Note 5—Special Charges" in Item 8 Financial Statements and Supplementary Data for additional discussion of special charges.

  Other Expense, Net

        Other expenses are presented net and arise primarily from realized and unrealized gains and losses on foreign currency transactions, which were immaterial in 2003 and 2002.

  Write-Off of Deferred Financing Costs

        At closing of the issuance of the Debentures and a new $30.0 million revolving credit facility, we repaid the balances in full and terminated our previous $82.5 million term loan and $35.0 million revolving credit facility. We recorded a non-cash charge of approximately $4.1 million related to the write-off of deferred financing costs associated with the terminated facilities. During 2003, we also recorded an additional non-cash charge of approximately $0.4 million related to the write-off of deferred financing costs related to our revolving credit facility that was in place prior to the $82.5 million term loan.

  Interest Expense

        Interest expense increased from $0.2 million in 2002 to $4.4 million in 2003. The increase in interest expense was due to borrowings used to finance the Chemicon acquisition and subsequent refinancing arising from the issuance of the Debentures.

  Interest Income

        We recorded interest income of $0.6 million in 2002 and $0.3 million in 2003. Interest income decreased primarily due to 2002 interest income, including $0.4 million of interest income associated with outstanding tax refunds from prior years as well as lower interest rates in 2003.

  Provision for Income Taxes

        The provision for income taxes as a percentage of income before taxes decreased from 35% in 2002 to 31% in 2003. Our effective tax rate declined in 2003 as a result of higher than expected foreign tax credits and because we generated more of our income in lower tax jurisdictions.

  Income (Loss) from Discontinued Operations

        Income (loss) from discontinued operations, net of income taxes, decreased from earnings of $7.2 million in 2002, to a loss of $10.6 million in 2003. The loss from discontinued operations in 2003 included an impairment charge of $12.6 million. The impairment was based on our estimate of the net realizable value of the consideration received from the sale of the therapeutic plasma business. The remaining decline was primarily due to the continued weakness in sales and gross margins of the therapeutic plasma business. Sales of therapeutic plasma were $46.2 million and $29.7 million in 2002 and 2003, respectively. Additionally, gross margins declined from 36% in 2002 to 10% in 2003. Gross margins were negatively impacted on these products due to lower production volumes, which resulted in absorbing fixed costs over fewer units.

  Liquidity and Capital Resources

        The following table sets forth certain indicators of our consolidated financial condition and liquidity as of the end of fiscal years shown (in thousands):

	2004	2003	2002
Cash, cash equivalents and short-term investments	$62,054	$48,564	$15,242
Working capital	122,443	104,760	65,468
Total debt and capital lease obligations	135,008	130,923	424
Stockholders' equity(1)	416,531	181,506	170,988
Total debt to equity	32.4%	72.1%	—%

(1)
As restated. See Note 17 to the consolidated financial statements.

        We have three principal sources of near-term liquidity:

  •
  existing cash, cash equivalents and short-term investments;

  •
  cash generated by operations; and

  •
  available borrowing capacity under the $45.0 million revolving credit facility included in our 2004 Credit Agreement (the "2004 Revolving Credit Facility").

        As of March 1, 2005, we had $64.6 million in cash, cash equivalents and short-term investments and $45.0 million available under the 2004 Revolving Credit Facility. We believe that our liquidity and capital resources are sufficient to meet our working capital, capital expenditure and other anticipated cash requirements over the next twelve months.

        Net cash provided by operating activities was $37.6 million, $18.1 million and $7.2 million in 2004, 2003 and 2002, respectively. Changes in operating assets and liabilities used were $4.2 million, $9.3 million and $9.1 million during 2004, 2003 and 2002, respectively. The increase in working capital from 2003 to 2004, $17.7 million, resulted from the continued growth of our business. During 2004 and 2003, trade accounts receivable increased $12.8 million and $12.0 million, respectively, over the previous year primarily as a result of our acquisitions. Days sales outstanding ("DSO") at the end of 2004 and 2003 were 62 and 69 days, respectively.

        DSO was lower in 2004 than in 2003 because of the timing of shipments at year end. DSO was higher in 2003 than in 2002 because we billed a significant EX-CYTE® customer for their contractual obligation under a take-or-pay contract on December 28, 2003. Excluding accounts receivable related to this take or pay contract, DSO would have been 70 days at December 28, 2003. The amount billed would have been shipped and billed throughout the year, if the customer had taken delivery of the product. We collected all amounts under this take or pay contract in February 2004.

        Inventories increased overall by $16.0 in 2004 over 2003. The acquisition of Upstate in the fourth quarter of 2004 increased inventory by $9.5 million. Chemicon's inventory increased $1.4 million due to continued growth in sales volume. The balance of the increase was in our Cell Culture segment and resulted primarily from increased quantities of recombinant human insulin on hand at the end of 2004. Inventory turns at the end of 2004 and 2003 were 2.2 and 2.4 respectively. Inventory increased in 2003 due to the continued growth of our business as well as restoring inventory levels at our Scotland facility after the backlog of orders that occurred during the third quarter of 2002 and a large purchase of insulin at the end of the third quarter of 2003, which was partially on hand at year-end.

        Accounts payable and accrued liabilities increased $22.3 million in 2004 over 2003 and increased $12.2 million in 2003 over 2002 because of the increased operating and other costs associated with businesses acquired during those periods. Additionally, accounts payable and accrued liabilities increased in 2003 primarily due to accrued interest associated with the Debentures, and taxes payable associated with higher taxable income from continuing operations in the fourth quarter of 2003 compared to the fourth quarter of 2002.

        The incremental decrease in cash used by changes in operating assets and liabilities in 2004 compared to 2003 was offset by incremental increases in adjustments such as depreciation and amortization, non-cash special charges and the write-off of deferred financing costs. Depreciation and amortization increased in 2004 compared to 2003 because we acquired Upstate in October 2004 and Chemicon was included for a full year in 2004 versus only nine months in 2003. Depreciation and amortization increased in 2003 compared to 2002 because we acquired Chemicon in April 2003 and because we made capital expenditures in connection with the implementation of an enterprise resource management system in 2003. In 2004, non-cash charges and write-off of deferred financing costs related to the write-off of $1.0 million of deferred financing costs in connection with the termination of our 2003 Credit Facility and our prepayment of the Upstate Term Loan. In addition we incurred a non-cash charge of $3.3 million for purchased in-process research and development arising from the acquisition of Upstate in 2004. In 2003, non-cash charges and write-off of deferred financing costs related primarily to the write-off of $4.5 million in deferred financing costs during the year, $0.8 million related to asset impairment associated with the relocation of research products produced at our Gaithersburg, Maryland facility to Chemicon and $1.0 million related to asset impairments associated with the Toronto BSE shutdown. See "Note 5—Special Charges" and "Note 8—Convertible Senior Subordinated Debentures" in Item 8 Financial Statements and Supplementary Data for additional discussion of special charges and write-off of deferred financing costs.

        Net cash used in investing activities was $138.9 million, $139.7 million and $16.4 million in 2004, 2003 and 2002, respectively. Investing activities during 2004 included cash expenditures primarily for the acquisition of Upstate in 2004 and the acquisition of Chemicon in 2003 of $103.6 and $97.3 million, net of cash received, respectively. Investing activities during 2004, 2003 and 2002 included capital expenditures of $19.5 million, $19.6 million and $11.5 million, respectively. Capital expenditures during 2004 and 2003 consisted primarily of construction of our new bioprocessing facility in Lawrence, Kansas, completion of the implementation of our enterprise resource management system and completion of the expansion of Upstate's new drug screening facility in Scotland. Capital expenditures during 2002 consisted primarily of implementation of the enterprise resource planning system, expansion of monoclonal manufacturing operations in Scotland and completion of the expansion of our manufacturing facility in Toronto. As part of our cash investment strategy, we have from time to time purchased and sold auction rate securities at face value, earning market interest rates. These investments are considered as available for sale securities; purchases and proceeds from sale are reflected as investing activities.

        Net cash provided by financing activities in 2004 was $109.8 million, compared with $123.0 million in 2003. Net cash provided by financing activities in 2003 was $123.0 million, compared with $2.3 million of net cash used during the same period in 2002. Financing activities in 2004 primarily consisted of the $80.0 million Upstate Term Loan, which was repaid in 2004 from the proceeds of the issuance of 4,830,000 shares of our Common Stock. Net proceeds from the sale of this stock were approximately $104.8 million. Also in 2004, we entered into a $3.6 million 24-month capital lease for certain assets installed in the Lawrence facility. Financing activities in 2003 primarily consisted of $130.0 million from the issuance of the Debentures and payment of debt issuance costs of $8.9 million; $4.4 million related to the term loan and $4.5 million related to the Debentures. During 2003, we also received proceeds of $82.5 million from a term loan entered into during the second quarter of 2003. We subsequently repaid the outstanding balance of the term loan upon issuing the Debentures during the third quarter of 2003. Financing activities in 2002 primarily consisted of payment of long-term debt and capital leases of $4.0 million and proceeds from stock options of $2.7 million.

        We anticipate that capital expenditures during 2005 will be between $18 million and $20 million. The most significant expenditures will be for continued implementation of our enterprise resource planning and financial system at Chemicon and Upstate and expansion of manufacturing, distribution and research facilities, primarily in our Research segment. Completion of the installation of our enterprise resource planning and financial system at Chemicon is expected by mid year. Implementation of the system at Upstate is expected to begin in the second half of the year.

        As of January 2, 2005, we had outstanding debt of approximately $135.0 million consisting primarily of the Debentures. We have no borrowings outstanding under the 2004 Revolving Credit Facility. The following table sets forth our contractual obligations as of January 2, 2005 (in thousands):

	Payment due by period
	Total	1 year	2 - 3 years	4 - 5 years	5+ years
Debentures(1)	$130,395	$—	$—	$—	$130,395
Capital lease obligations	4,613	2,419	2,066	128	—
Operating lease obligations	30,629	4,598	8,264	5,448	12,319
Royalty obligation(2)	2,200	853	1,347	—	—

(1)
Includes approximately $0.4 million related to the fair market value of an interest rate swap entered into on October 17, 2003. Additionally as discussed in "Note 8—Convertible Senior Subordinated Debentures" in Item 8 Financial Statements and Supplementary Data, the Debentures include call and put features which could cause their maturity prior to five years or more from the Consolidated Balance Sheet date.

(2)
Represents the minimum royalty payments we are contractually obligated to pay.

        On August 20, 2003, we issued $130.0 million principal amount of Debentures to certain institutional investors. After expenses, we received net proceeds of $126.1 million. Interest on the Debentures accrues at 4.75% per annum and is payable semi-annually on February 15th and August 15th. The Debentures are convertible into shares of our Common Stock at an initial rate of 67.6133 shares of common stock per $1,000 principal amount of the Debentures (or approximately 8.8 million shares of our Common Stock at a conversion price of $14.79 per share of our Common Stock), subject to the satisfaction of certain conditions which were met during the first quarter of 2004. The terms of the Debentures do not impose any restrictive covenants on us. The holders of the Debentures may require us to repurchase some or all of their Debentures on August 15, 2008, August 15, 2010, August 15, 2013, August 15, 2018, August 15, 2023 or August 15, 2028 at a repurchase price equal to 100% of the principal amount of the Debentures being repurchased, plus any accrued and unpaid interest. The holders of the Debentures may also require us to repurchase some or all of their Debentures at any time if we undergo a fundamental change, such as the consummation of any share exchange, consolidation or merger or any sale of all or substantially all of our assets. See "Note 8—Convertible Senior Subordinated Debentures" in Item 8 Financial Statements and Supplementary Data for a discussion of the Debentures.

        On October 17, 2003, we entered into an interest rate swap on $70.0 million principal amount of our Debentures. The objective of the swap is to convert the 4.75% fixed interest rate on this portion of the Debentures to a variable interest rate based on the 6-month LIBOR at the end of each interest period plus a spread of 66 basis points. The gain or loss from changes in the fair value of the swap is expected to offset the gain or loss from the changes in the fair value of the cash flows from the Debentures throughout the expected term of the Debentures. At January 2, 2005, the fair market value of the interest rate swap was a receivable of $0.4 million.

        On October 14, 2004, we entered into the 2004 Credit Agreement, which includes the $45.0 million 2004 Revolving Credit Facility. The 2004 Revolving Credit Facility bears interest at a floating rate of interest determined by reference to a base rate or to Eurodollar interest rates, plus a margin. The margin on the Eurodollar interest rate ranges from 1.50% to 2.00% and the margin on the base rate ranges from .50% to 1.00% based on our leverage ratio. We are required to pay a commitment fee ranging from .375% to .50% per annum on the undrawn balance of the 2004 Revolving Credit Facility, based on our leverage ratio. The 2004 Credit Agreement is secured by a lien on substantially all of our assets. The 2004 Credit Agreement contains certain financial covenants that require the maintenance of a minimum fixed charge coverage ratio and earnings before interest, taxes, depreciation and amortization and also provides for a maximum leverage ratio and limitations on capital expenditures. Furthermore, under the terms of the 2004 Credit Agreement, there are restrictions on our ability to make acquisitions, repurchase common stock and to pay dividends. As of January 2, 2005, there were no amounts outstanding under the 2004 Revolving Credit Facility. See "Note 9—Long-Term Debt and Capital Lease Obligations" in Item 8 Financial Statements and Supplementary Data for discussion of the 2004 Credit Agreement and the 2004 Revolving Credit Facility.

        At January 2, 2005, we had a commitment with a vendor, which requires us to use the vendor in connection with the processing of BSA at our Toronto facility for a minimum of $120,000 per quarter. The contract can be terminated by us or the supplier at any time with 180 days' notice. The contract expires in 2005, but can be renewed on a rolling one-year basis.

        We have guaranteed real estate lease obligations totaling approximately $3.7 million related to the sale of the therapeutic plasma business. If Life defaults on the lease payments, we would be required to assume these leases. We have accrued a stand ready obligation of $0.1 million in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 45, "Guarantor Accounting and Disclosure Requirement for Guarantees" for these guarantees.

        We have no off-balance sheet financing arrangements and have not created any special purpose entities. Additionally, we do not undertake any trading activities within our business with respect to non-exchange traded contracts accounted for at fair value.

Market Risk

        We are exposed to market risk from changes in foreign currency exchange rates and, to a lesser extent, interest rates, which could affect our future results of operations and financial condition. We manage our exposure to these risks through our operating and financing activities.

        Foreign Currency Exchange Rates.    We conduct our foreign-based operations through manufacturing operations located in the United Kingdom, Australia and Canada. In 2004, 2003 and 2002, foreign-based operations accounted for approximately 33%, 30% and 23% of our net revenue and approximately 32%, 27% and 19% of our gross profit, respectively. The net investment in foreign subsidiaries translated into United States dollars using year-end exchange rates at January 2, 2005, was $34.9 million. The potential loss in fair value impacting other comprehensive income resulting from a hypothetical 10% change in quoted foreign currency exchange rates would amount to $3.5 million. We do not currently use derivative financial instruments to hedge our exposure to changes in foreign currency exchange rates.

        The functional currency of our operations in the United Kingdom is the British pound sterling, the functional currency for our Australian operations is the Australian dollar and the functional currency for our Canadian operations is the Canadian dollar. Fluctuations in foreign exchange rates can impact our operating results, including net revenues and expenses, when translations of the subsidiary financial statements are made in accordance with SFAS No. 52, "Foreign Currency Translation." Furthermore, we transact business in various foreign currencies, which subjects us to exposure from movements in the exchange rates of those countries. However, a large portion of our sales to foreign countries is denominated in United States dollars, thus mitigating a significant portion of this risk. It has not been our practice to hedge our assets and liabilities in these countries or our intercompany transactions, and accordingly, we have not used derivatives or other off-balance sheet items to manage any significant foreign currency exchange risk. Recognized transactional foreign currency gains (losses) were immaterial in 2004, 2003 and 2002.

        Interest Rates.    We issue long-term debt obligations to support acquisitions and general corporate purposes, including capital expenditures and working capital needs. All of our long-term debt obligations bear a fixed rate of interest. On October 17, 2003, we entered into a $70.0 million fixed to variable interest rate swap. A one-percentage point change in interest rates affecting our floating rate long-term debt would change pre-tax income by $0.7 million over the next twelve months. A one-percentage point change in interest rates would have approximately a $2.8 million effect on the fair value of our fixed rate long-term debt.

Recent Accounting Pronouncements

        In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151 "Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4" ("SFAS 151"). SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current period charges, and it requires the allocation of fixed production overhead costs to the costs of conversion based upon the normal capacity of the production facility. SFAS 151 is effective for fiscal years beginning after June 14, 2005. We do not expect the adoption of SFAS 151 to have a material effect on our results of operations or financial position.

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which is a revision of SFAS 123, "Accounting for Stock Issued to Employees," and amends SFAS 95, "Statement of Cash Flows." SFAS 123R requires that the compensation cost associated with all share-based payments should be recognized in the financial statements based on the fair value of the equity or liability instruments issued. Pro forma disclosure will no longer be presented as an alternative. Publicly held companies will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. We will fully adopt the provisions of SFAS 123R on July 1, 2005.

        As currently allowed by SFAS 123, we currently account for share-based payments using the intrinsic value method and generally do not recognize compensation cost. The future impact of the adoption of SFAS 123R is not forecasted at this time because it is dependent on future share-based payments, including employee stock options, that are not certain at this time and their impact on the calculation of compensation cost is unknown.

        In July 2004, the American Institute of Certified Public Accountants issued Emerging Issues Task Force Abstracts Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" ("EITF 04-8") that requires the inclusion of contingently convertible securities in diluted earnings per share calculations (if dilutive) regardless of whether the market price trigger or other contingent features have been met. Prior to the issuance of EITF 04-8, SFAS 128 was interpreted to allow the exclusion of the dilution of common shares underlying contingently convertible debt instruments from the calculation of diluted earnings per share in circumstances where the conversion depends on the achievement of a specified market price of the issuer's shares. The EITF is effective for reporting periods ending after December 15, 2004 and would be applied to previously reported earnings under SFAS 128. We have adopted EITF 04-8 and have applied it to the diluted earnings per share calculation for the year ended December 28, 2003 due to the dilutive effect of the Debentures in accordance with the presentation requirements for a change in accounting method.

Outlook

        Our major focus in 2005 will be to continue the implementation of our strategic growth plan that has been put in place over the past several years. The key elements of this strategic growth plan are to continue to grow the business significantly faster than inherent market growth rates, continue to improve our gross margin percentages, continue the emphasis on leveraging and controlling overhead costs, increasing our investment in research and development activities and increasing overall profitability and earnings. We have a focused business strategy with emphasis on consistent execution in order to drive growth, profitability and increased stockholder value.

        In 2004, we continued our transformation from what once was a company focused on specialty therapeutic plasma products to a life science company supporting drug discovery, drug development and drug production. The therapeutic plasma business was divested in early 2004, including the related donor centers and laboratory facilities. The acquisition of Sierra was completed in July 2004 providing a significant entrée into the contract research market and providing internal research resources to support our Cell Culture segment. In October 2004, we completed the acquisition of the Upstate Group, significantly expanding our research reagents business and providing an entrance into the rapidly growing market of drug screening and target validation products and services. Today, we are positioned with a strong product portfolio supported by significant intellectual property in markets that are expected to provide opportunities for revenue growth and profitability improvement.

        We are focused on revenue growth through both internal organic growth of our products and services as well as external growth through both licensing and acquisition opportunities. In terms of organic growth, we have both expanded and strengthened our sales structure and organization over the past year through the addition of more sales representatives with strong technical backgrounds and expanded product training of all sales representatives and sales support personnel. We continue to expand our marketing staff and marketing communications groups to provide more technical product support information to our sales staff. Our goal is also to reduce our reliance on outside distributors to sell our products while continuing to deepen our customer relationships. This is particularly true in Europe where we are currently transitioning to more direct sales representation. In order to improve product and market awareness, we have also taken steps to brand more of our key marketed products including our proprietary bovine serum albumin (Probumin™) and our recombinant human insulin (Incelligent™).

        We continue our emphasis on the introduction of new products in all business segments to accelerate our revenue growth. We recently introduced Hybri-CYTE™, the first of a new line of serum-free cell culture products formulated for hybridoma cell lines and designed to eliminate the need for fetal bovine serum. We expect this development will lead to subsequent products that will focus on other cell lines. Our Chemicon and Upstate groups also continue to introduce new products and services to the research marketplace. The two groups introduced approximately 1,200 products in 2004 and expect to introduce at least 1,200 products in 2005. The focus for new product introductions continues to be on adding new products with a higher product value and increasing gross margins. In 2004, Chemicon increased its revenue per new product, on a rolling twelve month basis, from approximately $2,100 per product in 2003 to over $3,100 per product in 2004. Combined with Upstate for 2004, our new product revenue per product was over $6,600 for the year and is expected to increase further.

        We are also continuing to focus on new products and services in markets that have potentially higher growth rates. With increased outsourcing of drug discovery services by both pharmaceutical and biotech firms, we see significant opportunities to rapidly increase our drug screening and target validation services. Our Upstate unit recently completed a significant expansion of its drug screening operation in Dundee, Scotland from 11,000 square feet to over 25,000 square feet. Upstate continues to expand its leadership in both kinase products and services with approximately 200 kinases available and continues to establish agreements with leading firms to provide outsourcing drug screening services. We plan to continue to expand our kinase panel and service offering during 2005.

        We also continue to look for external opportunities to increase our revenue. We have an aggressive program to work with researchers and their institutions to identify and license new products to expand our portfolio. In addition, we continue to identify and evaluate potential acquisitions that will either strengthen or expand our product portfolio. We completed the acquisition of Specialty Media in

February 2005, which expanded our stem cell product offering. With the addition of a Corporate Development group in 2004, this activity is expected to increase in 2005.

        Our overall organic growth in 2004 was approximately 16% over 2003 revenue. We have a long term goal to increase our revenue 15% per year organically without considering acquisitions.

        Another aspect of our strategic growth plan is to increase our overall gross margins. The focus in 2005 will be in several areas. First, we continue to focus on adding new products and services that have higher gross margins. Our emphasis will continue to be on adding products and services that are protected through some form of intellectual property protection, such as patents or license agreements. Currently more than 60% of our revenue comes from products with some form of intellectual property protection—this emphasis is expected to continue in 2005. We are also focused on a number of initiatives to reduce our costs of production. These projects are focused on lean manufacturing initiatives, optimization of existing facilities and consolidation of functions and facilities to reduce costs of production, distribution and overhead. Our long term goal is to increase gross margins to over 60% on a consolidated basis.

        We have successfully completed the construction and the internal phases of initial product manufacturing and testing at our new EX-CYTE® plant in Lawrence, Kansas on schedule and below budget. This facility demonstrated that it can manufacture EX-CYTE® that meets all internal quality and performance characteristics as a cell culture supplement for the production of biological products. The plant has recently commenced the next phase of activity, which includes detailed customer audits of the new facility and extensive testing of the initial batches of production to ensure compliance with all customer specifications. This next phase of development is expected to take approximately six to nine months to complete based upon scheduling commitments and testing requirements of our various customers. While plant staff will continue to work with our customers to expedite this process, we expect that full manufacturing operations will not commence until the completion of this next validation phase, which is anticipated to be in early 2006.

        We also expect to continue our efforts to control and reduce all SG&A costs as a percentage of revenue. This is expected to include completing integration activities related to the recent Upstate acquisition. In addition, we have invested significant capital in our information systems infrastructure over the past two years and are looking to achieve economies and performance improvements as a result of those investments. Overall, we are looking to leverage our overhead structure through both organizational structure and process improvements as revenues increase. Our long term goal is to reduce SG&A costs to less than 25% of consolidated revenue.

        We also recognize the importance of investing in R&D activities for all our business units. This investment is required to achieve the portfolio development described above and to maintain our leadership position in all of our key markets. We view our investment in R&D as critical to achieving our strategic growth goals and have stated that we expect to invest at least 10% of our consolidated revenue into R&D activities in the coming years.

        In order to increase the accountability for both revenue growth and our profitability, we made the decision in late 2004 to switch from a company organized primarily by functional organizational units to a company with three separate business units along with a smaller corporate group. The Celliance business unit was announced in November 2004 and is focused on the bioprocessing marketplace. Celliance is responsible for the research, development, manufacturing and commercialization of our cell culture products, diagnostic products and contract research services through our Celliance BioServices unit. Beginning in 2005, we will begin reporting operating results in two business segments, "Bioprocessing Products and Services" and "Research Products and Services." The operations of Celliance will represent the Bioprocessing segment and the operations of Chemicon and Upstate will continue to represent the Research segment.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        Quantitative and qualitative disclosures about market risk are discussed under the caption "Market Risk" in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 8.    Financial Statements and Supplementary Data

        The information required in this item is contained in our consolidated financial statements beginning on Page F-1 of this Annual Report on Form 10-K, which are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        There were no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9A.    Controls and Procedures

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. During the course of our internal control reviews and preparation of our consolidated financial statements for the year ended January 2, 2005, we determined that we had improperly accounted for the income tax effects of foreign currency translations in the computation of "Other Comprehensive Income" in prior years and each of the interim quarters in 2004. See "Note 17—Restatement" in Item 8 Financial Statements and Supplementary Data for additional discussions regarding this matter. We believe that this error was a result of a design failure in certain disclosure controls. We redesigned those disclosure controls and determined that they were operating effectively prior to the end of fiscal year 2004. There have been no other significant changes in our internal controls over financial reporting during the quarter ended January 2, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

        Because of its inherent limitations, our internal controls over financial reporting provide reasonable, not absolute, assurance that the financial statements and footnotes thereto are free of material error. In addition, no internal control structure can provide absolute assurance that all instances of fraud have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

        We, under the supervision of and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, assessed our internal controls over financial reporting as of January 2, 2005, based on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that we maintained effective internal controls over financial reporting as of January 2, 2005, based on the specified criteria. We excluded from our assessment the internal control over financial reporting at Upstate Group, Inc., which was acquired effective October 1, 2004 and whose financial statements reflect total assets and revenues constituting 37.3% and 7.9% respectively, of the related consolidated financial statement amounts as of and for the year ended January 2, 2005. Accordingly, our report does not include the internal control over financial reporting at Upstate Group, Inc.

        Management's assessment of the effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/  SEROLOGICALS CORPORATION
March 18, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Serologicals Corporation:

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting ("Management's Report"), that Serologicals Corporation and Subsidiaries (the "Company") maintained effective internal control over financial reporting as of January 2, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report, management excluded from their assessment the internal control over financial reporting at Upstate Group, Inc., which was acquired effective October 1, 2004 and whose financial statements reflect total assets and revenues constituting 37.3% and 7.9%, respectively, of the related consolidated financial statement amounts as of and for the year ended January 2, 2005. Accordingly, our audit did not include the internal control over financial reporting at Upstate Group, Inc. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of January 2, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 2, 2005 of the Company and our report dated March 18, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/  DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 18, 2005

Item 9B.    Other Information

        Not applicable

PART III.

Item 10.    Directors and Executive Officers of the Registrant

Directors of the Company

        For information regarding our Directors, the sections captioned "Proposal to Elect Directors," "Corporate Governance and Board Matters," "Report of the Audit Committee of the Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" within our 2005 Proxy Statement are incorporated herein by reference. Our Board has a separately designated Audit Committee. Information regarding the Audit Committee is incorporated by reference to the section in our 2005 Proxy Statement captioned "Corporate Governance and Board Matters; Meetings of the Board; Committees; Audit Committee."

Officers and Key Management

        The following table sets forth the names, ages and all positions and offices held by our executive officers:

Name	Age	Positions and Offices Presently Held
David A. Dodd	55	President, Chief Executive Officer and Director
David L. Bellitt	56	Vice President and President, Celliance Corporation
Robert J. Brown	53	Vice President, Corporate Development
Robert P. Collins	51	Vice President, Human Resources
Dennis W. Harris, Ph.D.	48	Vice President, Research & Development, Business Development and Chief Scientific Officer
Harold W. Ingalls	57	Vice President, Finance and Chief Financial Officer
Sue Sutton-Jones	52	Vice President, Global Quality Technology and Regulatory Systems
James J. Kramer, Ph. D.	49	Vice President, Global Manufacturing Operations
Jeffrey D. Linton	42	Vice President and President, Chemicon International, Inc.
Ian W. Ratcliffe	44	Vice President and President, Upstate Group LLC
Samuel R. Schwartz	55	Vice President, Controller and Chief Accounting Officer
Philip A. Theodore	51	Vice President, General Counsel and Corporate Secretary
M. Dwain Wilcox	37	Vice President, Global Information Systems

        David A. Dodd has served as our President, Chief Executive Officer and as a Director since June 2000. From August 1995 to June 2000, Mr. Dodd served as President and Chief Executive Officer of Solvay Pharmaceuticals, Inc., the U.S. subsidiary of an international chemical and pharmaceutical group, and as a member of the Management Board for the Pharmaceutical Sector of Solvay S.A. ("Solvay"). In addition, Mr. Dodd served as Chairman of the Board of Unimed Pharmaceuticals, Inc., a subsidiary of Solvay, from July 1999 to June 2000. Prior to joining Solvay, Mr. Dodd served in a number of management and executive positions for major life science corporations, including American Home Products, Bristol-Myers Squibb Company and Abbott Laboratories. Mr. Dodd currently also serves on the board of directors of three non-profit organizations, the American Foundation for Suicide Prevention, of which he is the Chairman, the Metro Atlanta Chamber of Commerce and the Georgia Biomedical Partnership.

        David L. Bellitt has served as Vice President and President of Celliance Corporation since November 2004. He served as Vice President, Global Commercial Operations from January 2003 until he was appointed to his current position. During his career, Mr. Bellitt has served in numerous management positions within the healthcare industry. From October 2000 to October 2002, Mr. Bellitt served as Senior Vice President with Aksys, Ltd., a start-up medical device company, in charge of global marketing, sales and service. From June 1997 to November 1999, Mr. Bellitt served as Senior Vice President with Akzo Nobel, a medical diagnostic instrumentation and reagents company, in charge of marketing, sales and service.

        Robert J. Brown has served as Vice President, Corporate Development since August 2004. Over the past 22 years, Mr. Brown has served in numerous management positions in corporate development and licensing for major pharmaceutical companies, including 15 years with Bristol-Myers Squibb, where he led their corporate development function for the United States. Most recently he served as Senior Vice President of Corporate Development with Andrx Corporation, responsible for acquisition initiatives.

        Robert P. Collins has served as Vice President, Human Resources since August 2001. From April 2000 to August 2001, Mr. Collins was a partner with Ray & Berndtson, one of the nation's largest retained executive search firms. From February 1999 to April 2000, Mr. Collins served as President and Chief Operating Officer for Vision Twenty-One, Inc., a leading eye-care company. From September 1998 to February 1999, Mr. Collins worked as a self-employed consultant. From February 1986 to September 1998, Mr. Collins held a variety of leadership positions in human resources, business development, mergers and acquisitions and strategic initiatives with Magellan Health Services, Inc., a managed behavioral health and wellness organization, including serving as President of Beacon Behavioral Health Group and President and Chief Executive Officer of Group Practice Affiliates, Inc. Mr. Collins is a member of the Georgia State Human Resource Roundtable, the Human Resource Planning Society, the Society for Human Resource Management and the Biotechnology Industry Organization.

        Dennis W. Harris, PhD, has served as Vice President, Global Research & Development, Business Development and Chief Scientific Officer since May 2004. Prior to joining us, Dr. Harris served as the Executive Vice President, Research and Development of Vitra Biosciences, a private company engaged in the development of multiplexed cell based imaging systems, from November 2003 through May 2004. From May 2003 through October 2003, Dr. Harris was an independent consultant to a number of life sciences companies. From April 2001 until April 2003, Dr. Harris served at ACLARA Biosciences, a public company engaged in research and development of microfluidic and multiplexing systems, most recently as Senior Vice President, System Integration and Business Development. Prior to April 2001, Dr. Harris worked in a number of positions of increasing responsibility at Amersham Pharmacia Biotech. In his most recent position, as Vice President, Research and Development, North America, Dr. Harris had responsibility for AP Biotech's global genomics R&D strategy, and managed a North American R&D organization of approximately 250 scientists and engineers. Dr. Harris is a member of the Board of Directors of Microchip Technologies, Inc., a privately held company engaged in the research and development of microfluidic technologies for integrated sample preparation and analysis.

        Harold W. Ingalls has served as Vice-President, Finance and Chief Financial Officer since October 2001. From August 1998 to August 2001, Mr. Ingalls served as President and Chief Executive Officer and as a member of the Board of Directors for LaRoche Industries, Inc., a diversified commodity and specialty chemical manufacturer with operations in the United States, France and Germany. LaRoche Industries, Inc. filed a petition for reorganization under Chapter 11 of the Federal Bankruptcy Code on May 3, 2000. In September 2001, LaRoche emerged from Chapter 11 under a court approved plan of reorganization. From April 1996 to August 1998, Mr. Ingalls served as Chief Financial Officer and Treasurer of LaRoche. In addition, from April 2001 until August 2001, Mr. Ingalls served as President and Chief Executive Officer and a member of the Board of Directors of Nutec Sciences Corporation, a start up informatics company serving both the petroleum and life sciences industries. Mr. Ingalls is a member of the Board of Directors of Metaphore

Pharmaceuticals, Inc., a privately held pharmaceutical company specializing in therapeutic products for pain, rheumatoid arthritis and other inflammatory diseases.

        Sue Sutton-Jones has served as Vice President, Quality Technology and Regulatory Systems since March 2004. Prior to that she served as Vice President, Global Regulatory Affairs, Quality Assurance, Compliance and Medical Affairs since January 2001. From July 1998 until December 2000, Ms. Sutton-Jones served as Vice President, Worldwide Regulatory Compliance for Ortho-Clinical Diagnostics, a division of Johnson & Johnson, a healthcare manufacturing company. From September 1997 until July 1998, Ms. Sutton-Jones served as Executive Director, Quality and Compliance Services for Johnson & Johnson. From August 1996 until August 1997, Ms. Sutton-Jones served as Vice President, West Coast Operations for BRI Quality Regulatory Alliance, Inc., a provider of regulatory and clinical affairs and quality system consulting products and services to the healthcare industry. From 1994 to 1996, Ms. Sutton-Jones served as Vice President, Regulatory Affairs, Quality Assurance and Regulatory Compliance for Telectronics Pacing Systems.

        James Kramer, Ph.D. has served as Vice President, Global Manufacturing Operations since March 2003. From August 2002 to March 2003, Dr. Kramer served as Vice President, Plasma Operations. From 1995 to August 2002, Dr. Kramer served in various capacities with Ortho-Clinical Diagnostics, Inc., a division of Johnson & Johnson, a healthcare manufacturing company, most recently as Program Director, Lifeblood. Previously, he held additional leadership positions at Ortho-Clinical Diagnostics, including Director, Manufacturing and Director, RhoGAM Operations.

        Jeffrey D. Linton has served as Vice President and President of Chemicon since April 2003. From October 2000 to April 2003, Mr. Linton served as Vice President, Corporate Business Development, Legal and Public Affairs. From June 1993 until October 2000, Mr. Linton served in various capacities with Solvay America, Inc. companies, most recently as Vice President of Law, Government, and Public Affairs for Solvay Pharmaceuticals, Inc., a U.S. component of an international chemical and pharmaceutical group, from April 1999 until October 2000. From December 1996 until April 1999, Mr. Linton served as Vice President, Human Resources of Solvay Automotive, Inc., a partner and supplier to automotive companies throughout the world, and from June 1993 until December 1996, Mr. Linton served as Staff Attorney of Solvay America, Inc., the parent of North American operating subsidiaries of Solvay.

        Ian W. Ratcliffe has served as Vice President and President of Upstate since October 2004. He was elected President of Upstate Group, Inc., which we acquired in October 2004, in May 2004. Prior to his election as President, he had served as Vice President of Corporate Development, COO, CFO and Executive Vice President of Sales, Marketing and Innovation of Upstate Group since 1995. He previously worked as a chemical engineer with Imperial Chemical Industries and Matthew Hall Engineering, before founding Chemnique, Ltd., which provided engineering and project management services to the energy, specialty chemical and pharmaceutical industries. Mr. Ratcliffe is a Chartered Chemical Engineer.

        Samuel R. Schwartz, CPA, has served as Vice President, Controller and Chief Accounting Officer since January 2005. Prior to his appointment to the office of Vice President, he served as Chief Accounting Officer and Corporate Controller since September 2001. From March 1998 to September 2001, Mr. Schwartz served in various senior financial management roles with us. From October 1990 to December 1997, Mr. Schwartz served as President and Chief Executive Officer of a privately-held manufacturing company. From 1973 to 1990, Mr. Schwartz was employed by Coopers & Lybrand, LLC where he became a partner in 1985.

        Philip A. Theodore has served as Vice President, General Counsel and Corporate Secretary since January 2004. Prior to joining us he was a partner of King & Spalding, LLP, a law firm based in Atlanta, Georgia. Mr. Theodore joined King & Spalding, LLP in 1981 and became a partner in 1986.

While at King & Spalding, LLP, Mr. Theodore represented clients in a wide variety of corporate, securities and mergers and acquisitions transactions.

        M. Dwain Wilcox has served as Vice President, Global Information Systems since October 1998. Prior to joining us, Mr. Wilcox held several positions at Lanier Worldwide, a subsidiary of Harris Corporation, most recently as Director, Systems Integration from June 1996 until October 1998 and Program Manager, System Integration from November 1993 until June 1996.

        In addition, the following individual is a key employee:

        Joseph T. Kozma, 54, is the Vice President, Sales of Celliance since November 2004. Mr. Kozma joined us when we acquired Intergen in 2001. Prior to assuming his current position, he served as our Vice President, Strategic Market Development. From 1987 until joining the Company, Mr. Kozma served in various capacities with Intergen, a privately-owned supplier of biological products and technologies to the life sciences industry acquired by Serologicals in 2001, most recently as Executive Vice President of Worldwide Sales and Marketing. Mr. Kozma was a co-founder of Intergen.

Code of Ethics

        We adopted a code of ethics applicable to our chief executive officer, chief financial officer, chief accounting officer and other senior financial managers. The code is a "code of ethics" as defined by applicable rules of the Securities and Exchange Commission. Our code of ethics is publicly available on our website. The internet address of our website is http://www.serologicals.com. Our code of ethics is posted in the "Company Overview" section of our website, under the caption "Corporate Governance." If we make amendments to this code other than technical, administrative, or other non-substantive amendments, or if we grant any waivers, including implicit waivers, from a provision of this code to our chief executive officer, chief financial officer or chief accounting officer, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in the "Company Overview" section of our website under the "Corporate Governance" caption or in a Current Report on Form 8-K filed with the Securities and Exchange Commission.

Item 11.    Executive Compensation

        For descriptions of our equity compensation plans, refer to the heading "Note 7—Stock Compensation Plans" in Item 8 Financial Statements and Supplementary Data.

        The sections under the heading "Executive Compensation" within the 2005 Proxy Statement are incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        The section under the heading "Security Ownership of Certain Stockholders and Management" within the 2005 Proxy Statement is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

        The section under the heading "Certain Relationships and Related Transactions" within the 2005 Proxy Statement is incorporated by reference.

Item 14.    Principal Accountant Fees and Services

        The section under the heading "Independent Auditors—Fees Paid to Independent Auditors" within the 2005 Proxy Statement is incorporated by reference.

PART IV.

Item 15.    Exhibits, Financial Statement Schedules.

(a)(1)    Financial Statements

        The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

(a)(2)    Financial Statement Schedules

        Schedule II—Valuation and Qualifying Accounts

        All other schedules have been omitted because the information is not required or is not so material as to require submission of the schedule, or because the information is included in the financial statements or the notes thereto.

(c)
Exhibits

2.1.1	Agreement of Purchase and Sale, dated November 30, 1998, between the Registrant and Bayer Corporation (Exhibit 2.1 to the Registrant's Current Report on Form 8-K, dated January 12, 1999, is hereby incorporated by reference).
2.1.2
First Amendment to the Agreement of Purchase and Sale, dated December 29, 1998, between the Registrant and Bayer Corporation (Exhibit 2.2 to the Registrant's Current Report on Form 8-K, dated March 15, 1999, is hereby incorporated by reference).
2.2.1
Plan and Agreement of Merger dated November 5, 2001, by and among the Registrant, Intergen Company, L.P., Serocor Incorporated and Intergen Investors, L.P. (Exhibit 2.1 to the Registrant's Current Report on Form 8-K, dated December 19, 2001, is hereby incorporated by reference).
2.2.2
Amendment to Plan and Agreement of Merger dated December 13, 2001, to Plan and Agreement of Merger dated November 5, 2001, by and among the Registrant, Intergen Company, L.P., Serocor Incorporated and Intergen Investors, L.P. (Exhibit 2.2 to the Registrant's Current Report on Form 8-K, dated December 19, 2001, is hereby incorporated by reference).
2.2.3
Earnout Agreement dated December 13, 2001, by and among the Registrant, Intergen Investors, L.P., STJ Bio Corp., Spencer Paige Corp., Ronald Dilling, Donald Gutenkunst, President and Fellows of Harvard College and University of Illinois Foundation (Exhibit 2.3 to the Registrant's Current Report on Form 8-K, dated December 19, 2001, is hereby incorporated by reference).
2.3.1
Amended and Restated Securities Purchase Agreement, dated as of February 11, 2003, between Serologicals Research Products, Inc. and Falcon International Investment Holdings LLC (Exhibit 2.1 to the Company's Current Report on Form 8-K, dated April 11, 2003, is hereby incorporated by reference).
2.3.2
European Purchase Agreement, dated February 11, 2003, between Serologicals Research Products, Inc. and Falcon International Investment Holdings LLC (Exhibit 2.6 to the Registrant's Annual Report on Form 10-K for the year ended December 29, 2002 is hereby incorporated by reference).
2.3.3
Deed of Variation, dated April 4, 2003, between Serologicals Research Products, Inc. and Falcon International Investment Holdings LLC (Exhibit 2.2 to the Registrant's Current Report on Form 8-K, dated April 11, 2003, is hereby incorporated by reference).

2.3.4
Guaranty Agreement dated February 11, 2003 by and among Serologicals Research Products, Inc., The Beckman Family Trust, David Alan Beckman, Keiko Koga Beckman and Falcon International Investment Holdings LLC (Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the period ending December 29, 2002 is hereby incorporated by reference).
2.4.1
Stock Purchase Agreement, dated as of December 19, 2003, by and among Gradipore Limited, Gradipore Inc., Serologicals Finance Company and Serologicals Corporation (Exhibit 2.1 to the Registrant's Current Report on Form 8-K, dated January 27, 2004, is hereby incorporated by reference).
2.4.2
First Amendment, dated as of January 15, 2004, to the Stock Purchase Agreement, dated as of December 19, 2003, by and among Gradipore Limited, Gradipore Inc., Serologicals Finance Company and Serologicals Corporation (Exhibit 2.2 to the Registrant's Current Report on Form 8-K, dated January 27, 2004, is hereby incorporated by reference).
2.4.3
Exchange Agreement, dated as of December 17, 2004, between Life Therapeutics Limited and Serologicals Finance Company (Exhibit 1.1 to the Registrant's Current Report on Form 8-K dated December 17, 2004 is hereby incorporated by reference).
2.4.4
Promissory Note, dated as of December 17, 2004, made by Life Therapeutics Limited, Life Gels, Inc., Life Therapeutics Plasma Holdings, Inc., LifeSera, Inc., LifeSera Nevada, Inc., LifeSera Business Trust, LifeSera Investments, LLC, LifeSera Management Partnership, LP, and Allegheny Biologicals, Inc. to Serologicals Finance Company (Exhibit 1.2 to the Registrant's Current Report on Form 8-K dated December 17, 2004 is hereby incorporated by reference).
2.4.5
Mutual Release Agreement, dated as of December 17, 2004, by Life Therapeutics Limited, Life Gels, Inc., Life Therapeutics Plasma Holdings, Inc., LifeSera, Inc., LifeSera Nevada, Inc., LifeSera Business Trust, LifeSera Investments, LLC, LifeSera Management Partnership, LP, and Allegheny Biologicals, Inc., on the one hand, and Serologicals Corporation and Serologicals Finance Company, on the other hand (Exhibit 1.3 to the Registrant's Current Report on Form 8-K dated December 17, 2004 is hereby incorporated by reference).
2.5.1
Plan and Agreement of Merger, dated as of June 29, 2004, by and among the Registrant, Carmel Acquisition Corporation, AltaGen BioSciences, Inc. and William R. Srigley (Exhibit 2.1 to the Registrant's Current Report on Form 8-K, dated June 30, 2004, is hereby incorporated by reference).
2.5.2
Earnout and Indemnity Agreement, dated as of June 29, 2004, by and among the Registrant, AltaGen BioSciences, Inc. and Mr. William R. Srigley (Exhibit 2.2 to the Registrant's Current Report on Form 8-K, dated June 30, 2004, is hereby incorporated by reference).
2.6.1
Agreement and Plan of Merger, dated as of September 7, 2004, by and among the Registrant, Upstate Acquisition Company, LLC, Upstate Group, Inc. and the Stockholder Representative (Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated September 7, 2004 is hereby incorporated by reference).
2.6.2.
Amendment to Agreement and Plan of Merger, dated as of October 14, 2004, by and among the Registrant and Upstate Group, Inc. (Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated October 14, 2004 is hereby incorporated by reference).
2.6.3
Registration Rights Agreement, dated as of October 14, 2004, by and among the Registrant and certain former stockholders of Upstate Group, Inc. (Exhibit 4.1 to the Registrant's Registration Statement of Form S-3 (file number 333-120379) filed on November 10, 2004 is hereby incorporated by reference).

3.1.1	Amended and Restated Certificate of Incorporation (Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 29, 2002 is hereby incorporated by reference).
3.2.1	Amended and Restated By-laws (Exhibit 3.4 to the Registrant's Registration Statement on Form S-1 (File No. 33-91176), effective June 14, 1995, is hereby incorporated by reference).
4.1.1	Specimen Common Stock Certificate (Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (File No. 33-91176), effective June 14, 1995, is hereby incorporated by reference).
4.1.2	Specimen Form of Rights Certificate (incorporated herein by reference to Exhibit 2.1 of the Registration Statement on Form 8-A filed August 10, 1999).
4.1.3
Form of Rights Agreement, dated as of August 2, 1999, between the Company and State Street Bank & Trust Company, N.A. (incorporated herein by reference to Exhibit 2.2 of the Registration Statement on Form 8-A filed August 10, 1999).
4.1.4
Form of Certificate of Designation, Preferences and Rights of Series B Preferred Stock (incorporated herein by reference to Exhibit 2.3 of the Registration Statement on Form 8-A filed August 10, 1999).
4.1.5	Summary of Rights Plan (incorporated herein by reference to Exhibit 2.4 of the Registration Statement on Form 8-A filed August 10, 1999).
4.2.1
Indenture, dated as of August 20, 2003, between Serologicals Corporation and The Bank of New York, as Trustee, for the 4.75% Convertible Senior Subordinated Debentures due 2033, including the form of 4.75% Convertible Senior Subordinated Debentures due 2033 (Exhibit 4.1 to the Company's Current Report on Form 8-K, dated August 21, 2003 is hereby incorporated by reference).
4.2.2
Registration Rights Agreement, dated as of August 20, 2003, by and among Serologicals Corporation and Banc of America Securities LLC, J.P. Morgan Securities Inc. and UBS Securities LLC, as representatives of the initial purchasers of the Registrant's 4.75% Convertible Senior Subordinated Debentures due 2033 (Exhibit 4.2 to the Company's Current Report on Form 8-K, dated August 21, 2003 is hereby incorporated by reference).
10.1.1
$125,000,000 Credit Agreement, dated as of October 14, 2004, among the Registrant, as Borrower, the several lenders from time to time parties thereto, LaSalle Bank National Association, as Documentation Agent, Bank of America, N.A., as Syndication Agent and JP Morgan Chase Bank, as Administrative Agent (Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated October 14, 2004 is hereby incorporated by reference).
10.1.2
Lease Agreement dated October 6, 2000, between the Registrant and Spalding Triangle, L.L.C. (Exhibit 10.29 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 24, 2000 is hereby incorporated by reference).
10.1.3
Agreement for Design/Build Services on a Guaranteed Maximum Cost Basis, dated March 19, 2003 by and between the Registrant and CRB Builders (Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 2003 is hereby incorporated by reference).
10.1.4
Standard Industrial/Commercial Single-Tenant Lease, dated November 22, 1999 by and David A. Beckman, as Trustee of the Beckman Family Trust and Chemicon International, Inc. (Exhibit 10.22.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 2003 is hereby incorporated by reference).

10.1.5
First Amendment to Real Estate Lease, dated March 31, 2003 by and amount David A. Beckman, as Trustee of the Beckman Family Trust and Chemicon International, Inc. (Exhibit 10.22.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 2003 is hereby incorporated by reference).
10.2.1
1994 Second Amended and Restated Omnibus Incentive Plan, as amended (Exhibit 10.7.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 25, 2000, is hereby incorporated by reference).†
10.2.2	Form of Second Revised Stock Option Agreement (Exhibit 10.4.1 to the Registrant's Annual Report on Form 10-K for the year ended December 29, 2002 is hereby incorporated by reference).†
10.2.3	Form of Third Revised Stock Option Agreement (Exhibit 10.4.2 to the Registrant's Annual Report on Form 10-K for the year ended December 29, 2002 is hereby incorporated by reference).†
10.2.4
Amended and Restated 1995 Non-Employee Directors' Stock Option Plan, as Amended (Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 2000 is hereby incorporated by reference).†
10.2.5	1996 Employee Stock Purchase Plan (Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 29, 2002 is hereby incorporated by reference).†
10.2.6	Serologicals Corporation 1996 UK Sharesave Scheme (Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 29, 2002 is hereby incorporated by reference).†
10.2.7
Serologicals Corporation UK Share Incentive Plan (Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-104703), effective April 23, 2003, is hereby incorporated by reference).†
10.2.8
Form of Change in Control Executive Severance Package between the Registrant and each Vice President. (Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 2003 is hereby incorporated by reference).†
10.2.9
Serologicals Corporation 2001 Stock Incentive Plan (Appendix B to the Registrant's definitive Schedule 14A filed with the Securities and Exchange Commission on April 4, 2001 is hereby incorporated by reference).†
10.2.10	Employment Agreement between the Company and David A. Dodd (Exhibit 10.27 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 25, 2000 is hereby incorporated by reference).†
10.2.11
Change in Control Executive Severance Package between the Registrant and David A. Dodd (Exhibit 10.10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 2003 is hereby incorporated by reference).†
10.2.12
Employment Agreement between the Registrant and Harold W. Ingalls (Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the period ending September 30, 2001 is hereby incorporated by reference).†
10.2.13
Revised Employment Agreement between the Registrant and Jeffrey D. Linton (Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 30, 2003 is hereby incorporated by reference).†

10.2.14
Employment Agreement between the Registrant and Robert P. Collins (Exhibit 10.1 to the Registrant's Quarterly Report on Form 10Q for the period ended September 30, 2001, is incorporated herein by reference).†
10.2.15
Employment Agreement between the Registrant and Sue Sutton-Jones (Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 is hereby incorporated by reference). †
10.2.16
Employment Agreement between the Registrant and Joseph T. Kozma (Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the period ending December 30, 2001 is hereby incorporated by reference).†
10.2.17
Employment Agreement between the Registrant and James J. Kramer, Ph. D. (Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ending June 30, 2002 is hereby incorporated by reference).†
10.2.18
Employment Agreement between the Registrant and David L. Bellitt (Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the period ending December 29, 2002 is hereby incorporated by reference).†
10.2.19
Employment Agreement between the Registrant and Philip A. Theodore. (Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 2003 is hereby incorporated by reference).†
10.2.20
Employment Agreement between the Registrant and Dennis W. Harris, Ph.D. (Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 28, 2004 is hereby incorporated by reference).†
10.2.21
Employment Agreement, dated September 7, 2004, between the Registrant and Ian W. Ratcliffe (Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated September 14, 2004 is hereby incorporated by reference).†
10.2.22
Change in Control Executive Severance Agreement, dated September 7, 2004, between the Registrant and Ian W. Ratcliffe (Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated October 14, 2004 is hereby incorporated by reference).†
10.2.23
Non-Competition Agreement, dated September 7, 2004, between the Registrant and Ian W. Ratcliffe (Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated October 14, 2004 is hereby incorporated by reference).†
10.2.24
Employment Agreement between the Registrant and Robert J. Brown (Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 27, 2004 is hereby incorporated by reference).†
10.2.25	Employment Agreement between the Registrant and Samuel R. Schwartz*†
14.1	Code of Ethics (Exhibit 14.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 2003 is hereby incorporated by reference).
21	Subsidiaries of the Registrant.*
23.1	Consent of Deloitte & Touche LLP.*
31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*

*
Filed herewith

†
Compensatory Plan or Arrangement

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Serologicals Corporation has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 18, 2005.

SEROLOGICALS CORPORATION (Registrant)
By:	/s/ DAVID A. DODD President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Serologicals Corporation and in the capacities indicated on March 18, 2005:

Signature	Title

/s/ DAVID A. DODD David A. Dodd	President, Chief Executive Officer and Director
/s/ HAROLD W. INGALLS Harold W. Ingalls	Vice President, Finance and Chief Financial Officer
/s/ SAMUEL R. SCHWARTZ Samuel R. Schwartz	Vice President, Controller and Chief Accounting Officer
/s/ DESMOND H. O'CONNELL Desmond H. O'Connell	Chairman of the Board of Directors
/s/ RALPH E. CHRISTOFFERSEN, PH.D. Ralph E. Christoffersen, Ph.D.	Director
/s/ ROBERT J. CLANIN Robert J. Clanin	Director
/s/ WADE FETZER, III Wade Fetzer, III	Director

/s/ RONALD G. GELBMAN Ronald G. Gelbman	Director
/s/ GERARD M. MOUFFLET Gerard M. Moufflet	Director
/s/ AARON J. SHATKIN, PH.D Aaron J. Shatkin, Ph.D	Director
/s/ GEORGE M. SHAW, M.D., PH.D. George M. Shaw, M.D., Ph.D.	Director
/s/ LAWRENCE E. TILTON Lawrence E. Tilton	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets—January 2, 2005 and December 28, 2003 (as restated)	F-3
Consolidated Statements of Income—For the years ended January 2, 2005, December 28, 2003 and December 29, 2002	F-4
Consolidated Statements of Stockholders' Equity—For the years ended January 2, 2005, December 28, 2003 (as restated) and December 29, 2002 (as restated)	F-5
Consolidated Statements of Cash Flows—For the years ended January 2, 2005, December 28, 2003 and December 29, 2002	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Serologicals Corporation:

        We have audited the accompanying consolidated balance sheets of Serologicals Corporation and Subsidiaries (the "Company") as of January 2, 2005 and December 29, 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended January 2, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Serologicals Corporation and Subsidiaries as of January 2, 2005 and December 28, 2003, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 2, the Company adopted EITF 04-08, The Effect of Contingently Convertible Debt on Diluted Earnings per Share and accordingly revised the 2003 consolidated financial statements.

        As discussed in Note 17, the accompanying 2002 and 2003 consolidated financial statements have been restated.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of January 2, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 18, 2005

SEROLOGICALS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
January 2, 2005 and December 28, 2003
(in thousands, except share amounts)

	2004	2003
		(As restated, see note 17)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,024	$21,479
Short-term investments	29,030	27,085
Trade accounts receivable, less allowance for doubtful accounts of $953 and $1,214 at January 2, 2005 and December 28, 2003, respectively	46,899	34,126
Inventories	49,846	33,826
Other current assets	15,226	10,982
Discontinued operations (Note 4)	—	7,019

Total current assets	174,025	134,517
PROPERTY AND EQUIPMENT, NET	96,887	73,204
GOODWILL	241,038	93,577
INTANGIBLE ASSETS, NET	121,647	49,881
OTHER ASSETS	6,210	1,386
DISCONTINUED OPERATIONS (NOTE 4)	—	5,613

Total assets	$639,807	$358,178

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,827	$4,547
Accrued liabilities	37,336	22,346
Current maturities of long-term debt	2,419	—
Discontinued operations (Note 4)	—	2,864

Total current liabilities	51,582	29,757
CONVERTIBLE SUBORDINATED DEBENTURES (NOTE 8)	130,395	130,916
LONG TERM DEBT LESS CURRENT MATURITIES (NOTE 9)	2,194	—
DEFERRED INCOME TAXES (NOTE 11)	38,012	15,647
OTHER LIABILITIES	1,093	180
DISCONTINUED OPERATIONS (NOTE 4)	—	172

Total liabilities	223,276	176,672

COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 1,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 50,000,000 shares authorized, 37,752,120 and 28,061,790 shares issued at January 2, 2005 and December 28, 2003, respectively	377	281
Additional paid-in capital	334,429	121,130
Retained earnings	91,378	73,717
Accumulated other comprehensive income	11,046	6,725
Less:
Common stock held in treasury; 3,288,000 shares at January 2, 2005 and December 28, 2003	(20,347)	(20,347)
Unearned compensation	(352)	—

Total stockholders' equity	416,531	181,506

Total liabilities and stockholders' equity	$639,807	$358,178

The accompanying notes are an integral part of these consolidated statements.

SEROLOGICALS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended January 2, 2005, December 28, 2003 and December 29, 2002
(in thousands, except per share amounts)

	2004	2003	2002
NET REVENUES	$195,923	$146,915	$99,289
COSTS AND EXPENSES:
Cost of revenues	87,482	64,741	47,076
Selling, general and administrative	59,293	44,602	33,811
Research and development	10,144	6,214	5,628
Amortization of intangibles	3,771	2,175	895
Purchased in-process research and development (Note 3)	3,263	—	—
Special charges (Note 5)	—	2,778	1,909

OPERATING INCOME	31,970	26,405	9,970
Other expense, net	(54)	180	31
Write-off of deferred financing costs (Note 9)	965	4,492	—
Interest expense	6,052	4,384	239
Interest income	(587)	(255)	(637)

INCOME FROM CONTINUING OPERATIONS	25,594	17,604	10,337
PROVISION FOR INCOME TAXES	7,933	5,537	3,617

NET INCOME FROM CONTINUING OPERATIONS	17,661	12,067	6,720
Income (loss) from discontinued operations (Note 4)	—	(10,561)	7,229

NET INCOME	$17,661	$1,506	$13,949

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.68	$0.49	$0.28
Discontinued operations	—	(0.43)	0.29

Net income	$0.68	$0.06	$0.57

DILUTED EARNINGS (LOSS) PER SHARE, (Note 2):
Continuing operations	$0.59	$0.47	$0.27
Discontinued operations	—	(0.37)	0.29

Net income	$0.59	$0.10	$0.56

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	26,148	24,549	24,357

Diluted, (Note 2)	35,525	28,134	24,837

The accompanying notes are an integral part of these consolidated statements.

SEROLOGICALS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended January 2, 2005, December 28, 2003 and December 29, 2002
(in thousands)

					Accumulated other Comprehensive Income (Loss)
	Common Stock					Treasury Stock
			Additional Paid-In Capital	Retained Earnings				Deferred Compensation
	Shares	Amount				Shares	Amount		Total
BALANCE, December 30, 2001	27,456	$275	$114,489	$58,262	$(290)	(3,268)	$(20,000)	$—	$152,736
Comprehensive income:
Net income	—	—	—	13,949	—	—	—	—	13,949
Foreign currency translation adjustments, (as restated, see Note 17)	—	—	—	—	1,021	—	—	—	1,021

Comprehensive income (as restated, see Note 17)	—	—	—	13,949	1,021	—	—	—	14,970

Exercise of stock options	249	2	2,323	—	—	—	—	—	2,325
Shares issued through employee stock purchase plans	25	—	326	—	—	—	—	—	326
Deferred and other compensation	—	—	198	—	—	—	—	—	198
Repurchase of common stock	—	—	—	—	—	(20)	(347)	—	(347)
Tax effect of stock option exercise		—	780	—	—	—	—	—	780

BALANCE, December 29, 2002 (as restated, see Note 17)	27,730	277	118,116	72,211	731	(3,288)	(20,347)	—	170,988
Comprehensive income:
Net income	—	—	—	1,506	—	—	—	—	1,506
Foreign currency translation adjustments, (as restated, see Note 17)	—	—	—	—	5,994	—	—	—	5,994

Comprehensive income (as restated, see Note 17)	—	—	—	1,506	5,994	—	—	—	7,500

Exercise of stock options	288	3	1,956	—	—	—	—	—	1,959
Shares issued through employee stock purchase plans	42	1	352	—	—	—	—	—	353
Deferred and other compensation	2	—	83	—	—	—	—	—	83
Tax effect of stock option exercise	—	—	623	—	—	—	—	—	623

BALANCE, December 28, 2003 (as restated, see Note 17)	28,062	281	121,130	73,717	6,725	(3,288)	(20,347)	—	181,506
Comprehensive income:
Net income	—	—	—	17,661	—	—	—	—	17,661
Foreign currency translation adjustments	—	—	—	—	4,321	—	—	—	4,321

Comprehensive income	—	—	—	17,661	4,321	—	—	—	21,982

Shares issued in connection with business combination	4,333	43	102,456	—	—	—	—	—	102,499
Stock issued in equity offering, net	4,830	48	104,730	—	—	—	—	—	104,778
Exercise of stock options	473	4	3,976	—	—	—	—	—	3,980
Shares issued through employee stock purchase plans	39	1	482	—	—	—	—	—	483
Deferred and other compensation	15	—	394	—	—	—	—	(352)	42
Tax effect of stock option exercise	—	—	1,261	—	—	—	—	—	1,261

BALANCE, January 2, 2005	37,752	$377	$334,429	$91,378	$11,046	(3,288)	$(20,347)	$(352)	$416,531

The accompanying notes are an integral part of these consolidated statements.

SEROLOGICALS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended January 2, 2005, December 28, 2003 and December 29, 2002
(in thousands)

	2004	2003	2002
OPERATING ACTIVITIES:
Net income	$17,661	$1,506	$13,949
Income (loss) from discontinued operations	—	(10,561)	7,229

Net income from continuing operations	17,661	12,067	6,720
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	11,021	9,477	5,433
Tax benefit from exercise of stock options	1,238	623	780
Deferred and other compensation	43	83	198
Deferred income tax provision	5,538	(1,257)	2,908
Non-cash special charges, write-off of deferred financing costs and purchased in- process research and developement	4,228	6,402	347
Other	2,040	—	—
Changes in operating assets and liabilities, net of acquisitions of businesses:
Trade accounts receivable, net	(5,860)	(6,518)	(11,075)
Inventories	(5,772)	(6,552)	(2)
Other assets	(1,004)	961	1,771
Accounts payable	397	(1,185)	(376)
Accrued liabilities	8,703	4,895	165
Other, net	(621)	(891)	373

Total adjustments	19,951	6,038	522

Net cash provided by continuing operating activities	37,612	18,105	7,242

INVESTING ACTIVITIES:
Purchases of property and equipment	(19,482)	(19,644)	(11,457)
Purchases of businesses, net of cash acquired	(117,680)	(97,344)	(327)
Purchases of short-term investments	(121,330)	(40,285)	(4,600)
Proceeds from sales of short-term investments	119,385	17,800	—
Other, net	254	(246)	—

Net cash used in continuing investing activities	(138,853)	(139,719)	(16,384)

FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures	—	130,000	—
Proceeds from term loan	80,000	82,500	—
Repayment of term loan	(80,000)	(82,500)	—
Proceeds from equity offering, net of offering expenses	104,777	—	—
Long-term debt and capital lease obligations	1,986	(387)	(4,040)
Proceeds from issuance of stock under stock plans	4,486	2,312	2,651
Payment of debt issuance costs	(1,454)	(8,931)	(537)
Repurchase of common stock	—	—	(347)

Net cash provided by (used in) continuing financing activities	109,795	122,994	(2,273)

Net cash provided by discontinued operations	1,962	11,282	10,390

Effects of exchange rate changes on cash and cash equivalents	1,029	(1,825)	(452)

Net increase (decrease) in cash and cash equivalents	11,545	10,837	(1,477)
Cash and cash equivalents, beginning of year	21,479	10,642	12,119

Cash and cash equivalents, end of year	$33,024	$21,479	$10,642

SUPPLEMENTAL DISCLOSURE:
Cash paid during the year for:
Income taxes, net of refunds	$2,370	$3,214	$5,594
Interest paid	5,741	2,269	391
Non-cash investing activities:
Accrued acquisition consideration	956	—	—
Accrued purchase of property and equipment	—	1,235	—
Fair market value of stock issued for acquisition	102,499	—	—

The accompanying notes are an integral part of these consolidated statements.

SEROLOGICALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 2, 2005, December 28, 2003 and December 29, 2002

1.    ORGANIZATION AND BUSINESS OPERATIONS

        Serologicals Corporation, a Delaware corporation, (together with its subsidiaries, "we", "our", the "Company" or "Serologicals"), with facilities in North America, Europe and Australia, is a global provider of consumable biological products, enabling technologies and services to a diverse customer base that includes major life science companies and leading research institutions. Our customers use our products, technologies and services in a wide variety of their activities, including basic research, drug discovery, diagnosis and biomanufacturing. Our products, technologies and services are essential tools for research in key disciplines, including neurology, oncology, hematology, immunology, cardiology, proteomics, infectious diseases, cell signaling, stem cell research and molecular biology. In addition, we provide a comprehensive range of monoclonal antibodies for the blood typing industry.

        Serologicals embarked on a strategy of focusing on businesses with higher growth rates and higher margins than our historical core business. The significant milestones in our development were as follows:

  •
  In 1989, we expanded our blood typing supply capabilities through the acquisition of Bioscot, Ltd. Now named Celliance Ltd., this subsidiary operates an FDA-licensed monoclonal antibody production facility in Livingston, Scotland.

  •
  In December 1998, we acquired the Pentex Blood Proteins business (renamed Celliance Kankakee) from Bayer Corporation. This subsidiary manufactures cell culture supplements, including our patented EX-CYTE® product.

  •
  In December 2001, we enhanced our cell culture operations by acquiring Intergen Company, L.P. ("Intergen").

  •
  In April 2003, we established our presence in the life sciences research market by acquiring Chemicon International, Inc. ("Chemicon").

  •
  Effective December 28, 2003, we divested our therapeutic plasma business, which was our historical core business.

  •
  In July 2004, we strengthened our cell culture development and contract services capabilities through the acquisition of AltaGen Biosciences, Inc. the parent corporation of Sierra Bioresources, Inc. ("Sierra") (renamed Celliance BioServices Inc.).

  •
  In October 2004, we reinforced and expanded our relationships within the life sciences research market by acquiring Upstate Group, Inc. ("Upstate").

  •
  In February 2005, we expanded our presence in the stem cell research market by acquiring the Specialty Media Division ("Specialty Media") of Cell & Molecular Technologies, Inc.

        For management purposes the Company's operations are organized in three primary operating segments: Research, Cell Culture and Diagnostic. Our segments are based primarily on the differing production, manufacturing and other value-added processes performed with respect to our products and, to a lesser extent, the differing nature of the ultimate end use of the products. During 2002, the Company reported a fourth segment, Therapeutic Products. The Therapeutic Products segment was accounted for as discontinued operations for all periods presented as discussed in Note 4.

        The Company generates significant sales outside the United States and is subject to risks generally associated with international operations. The Company's operations in the United Kingdom, Australia and Canada, which accounted for approximately 37.6% of the Company's net sales in 2004, generate certain net sales and incur expenses in foreign currencies. Accordingly, the Company's financial results from international operations may be affected by fluctuations in currency exchange rates.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND SIGNIFICANT ACCOUNTS

Basis of Presentation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company's fiscal period end for financial reporting purposes is the last Sunday of each period and the fiscal year ends on the Sunday closest to December 31 of each year. Fiscal year 2004 included 53 weeks while fiscal years 2003 and 2002 each included 52 weeks. All references to years relate to fiscal years rather than calendar years.

Use of Estimates and Assumptions

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates and assumptions.

Cash and Cash Equivalents and Marketable Securities

        The Company considers all cash held in banks and highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents at January 2, 2005, December 28, 2003 and December 29, 2002, consisted primarily of overnight money market accounts, time deposits, commercial paper, demand notes and bonds with maturities of less than three months.

        The Company invests its excess cash in marketable securities, principally auction rate securities (ARS), corporate notes and government securities. ARS, historically classified as cash and cash equivalents, have been reclassified within the consolidated balance sheets as short-term investments for the years ending December 28, 2003 and December 29, 2002. Cash and cash equivalents for 2003 and 2002 decreased by $27.1 million and $4.6 million respectively, while short-term investments increased by the same amounts.

        In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), the Company has classified all short-term investments as available-for-sale.

Financial Instruments

        The carrying values of cash and cash equivalents, short-term investments, accounts receivable, other assets, accounts payable, accrued expenses, capital lease obligations and loans payable to financial and lending institutions included in the Company's consolidated balance sheets approximate their fair values at January 2, 2005 and December 28, 2003.

        The fair value of the Debentures was approximately $172.3 million and $191.1 million at January 2, 2005 and December 28, 2003, respectively. The Debentures had a carrying amount of $130.4 million at January 2, 2005.

        Disclosure about the estimated fair value of financial instruments is based on pertinent information available to the Company as of January 2, 2005 and December 28, 2003. Although the Company is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the periods presented and current estimates of fair value may differ significantly from the amounts presented herein.

Accounts Receivable and Allowances

        The Company provides an allowance for doubtful accounts equal to estimated uncollectible accounts. The Company's estimate is based on a regular review of individual account balances over 90 days, historical collection experience and consideration of other factors such as a customer's financial status and other business risk. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Write-offs of uncollectible accounts receivable were $0.6 million, $0.7 and $0.3 million in 2004, 2003 and 2002, respectively.

Inventories

        Inventories are stated at the lower of cost or market on a first-in, first-out basis. Cost includes materials, labor and overhead. Market, with respect to all inventories, is replacement cost or net realizable value. The Company regularly reviews inventory on hand for slow-moving, obsolete inventory or impaired inventory and records appropriate reserves or writes off inventory balances for permanent loss of value. Finished goods and work-in-process inventory acquired in connection with business acquisitions typically includes purchase price adjustments that record a write-up in value to estimated selling prices less costs to complete, costs to dispose and a reasonable profit allowance for the distribution of products.

        Inventories at January 2, 2004 and December 28, 2003 consisted of the following (in thousands):

	2004	2003
Raw materials	$10,950	$9,097
Work in process	12,995	10,554
Finished goods	25,901	14,175

	$49,846	$33,826

Property and Equipment

        Property and equipment are stated at cost less accumulated depreciation and amortization. Major property additions, replacements, and betterments are capitalized, while maintenance and repairs which do not extend the useful lives of these assets are expensed as incurred. When assets are sold or otherwise disposed of, the cost and associated accumulated depreciation is removed from the accounts and a resulting gain or loss is included in the operating results for the period. Depreciation is provided using the straight-line method over the estimated useful lives for financial reporting purposes. For income tax purposes, the Company uses accelerated depreciation methods. Depreciable lives for equipment, furniture and fixtures generally range from three to ten years. Purchased software and capitalized software project costs are depreciated over five years. Leasehold improvements are amortized over the shorter of the lease term or the economic lives of the assets. Buildings and improvements are depreciated over lives ranging from twenty to thirty five years.

        Interest is capitalized as part of the historical cost of certain property, plant and equipment constructed by the Company for its use. The amount of interest capitalized is based upon a weighted average of the interest rates of outstanding borrowings during the construction period.

        Software developed or acquired for internal use is accounted for in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. SOP 98-1 requires certain direct development costs associated with internal-use software to be capitalized, including external direct costs of material and services and payroll costs for employees devoting time to the software projects. Costs incurred during the preliminary project stage, as well as for data management and training are expensed as incurred. During 2004 and 2003, the Company capitalized costs associated with various projects totaling approximately $1.3 million and $1.0 million, respectively. As of January 2, 2005 and December 28, 2003, the net book value of capitalized software project costs was approximately $3.4 million and $3.5 million, respectively. Software is included in furniture, fixtures and equipment.

        Construction in progress at January 2, 2005 relates primarily to expenditures and capitalized interest on the implementation costs of the enterprise resource planning ("ERP") system at certain subsidiaries. The Company estimates completion of these currently underway system implementations in the second quarter of 2005.

        Property and equipment at January 2, 2005 and December 28, 2003 consisted of the following (in thousands):

	2004	2003
Land, buildings and improvements	$37,128	$21,315
Leasehold improvements	10,371	7,912
Furniture, fixtures and equipment	76,733	46,876
Construction in progress	2,779	18,760

Total property and equipment	127,011	94,863
Accumulated depreciation and amortization	(30,124)	(21,659)

Property and equipment, net	$96,887	$73,204

        Depreciation and amortization expense was $7.3 million, $6.6 million and $4.2 million in 2004, 2003 and 2002, respectively.

Goodwill and Other Intangible Assets

        Goodwill represents the excess of cost over fair value of the net assets of businesses acquired. Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") required companies to cease amortizing goodwill and establish a new method for testing goodwill for impairment on an annual basis or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value. SFAS No. 142 also requires that an identifiable intangible asset which is determined to have an indefinite useful economic life not be amortized, but be tested separately for impairment using a fair value based approach.

        The changes in the carrying amount of goodwill during 2004 and 2003 are summarized as follows (in thousands):

	Research	Cell Culture	Diagnostics	Total
Balance as of December 29, 2002	$1,211	$26,591	$3,010	$30,812
Goodwill acquired	62,765	—	—	62,765

Balance as of December 28, 2003	63,976	26,591	3,010	93,577
Goodwill acquired	134,907	10,933	—	145,840
Acquisition earn-out payments	—	1,621	—	1,621

Balance as of January 2, 2005	$198,883	$39,145	$3,010	$241,038

        The Company evaluates the long-lived assets, including other intangibles and goodwill, of identifiable business activities for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. The Company tested goodwill and intangible assets with indefinite useful lives for impairment, utilizing a combination of valuation techniques including the expected present value of future cash flows, a market multiple approach, and a comparable transaction approach. The Company completed its annual impairment test for goodwill and indefinite lived intangible assets, for the year ending January 2, 2005 on June 27, 2004, as required by SFAS 142 and determined that there was no impairment for fiscal 2004.

        Developed products, patents and proprietary know-how, customer relationships, and other intangibles are initially measured based on their fair values and amortized over their estimated economic lives. The Company does not amortize trademarks unless certain products have been specifically identified for phase out. Costs relating to issuing the Debentures (Note 8) and obtaining other credit facilities (Note 9) are capitalized and amortized over the term of the related debt using the straight-line method which approximates the effective interest method. The following table sets forth the gross balance and accumulated amortization of all intangible assets as of January 2, 2005 and December 28, 2003 (in thousands):

		2004		2003
	Weighted Average Life	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Finite lived intangible assets:
Developed products	16.8 years	$78,175	$(3,341)	$24,000	$(1,013)
Patents and proprietary know-how	15 years	11,362	(2,333)	11,354	(1,563)
Customer relationships	15.9 years	14,700	(588)	2,500	(255)
Debt issuance costs	5 years	4,933	(1,283)	4,518	(357)
Other intangibles	6.5 years	2,272	(1,050)	1,547	(150)

		111,442	(8,595)	43,919	(3,338)
Indefinite lived intangible assets:
Trademarks		18,800	—	9,300	—

Total intangible assets		$130,242	$(8,595)	$53,219	$(3,338)

        The amortization expense of intangible assets was approximately $3.8 million, $2.9 million and $1.2 million in 2004, 2003 and 2002, respectively. Amortization expense is expected to be $6.8 million per year through 2007 and $6.6 million per year in 2008 and 2009. Amortization of debt issuance costs is included in "Interest expense" and amortization of the remaining intangible assets is included in "Amortization of intangibles" in the income statement.

Accrued Liabilities

        Accrued liabilities at January 2, 2005 and December 28, 2003 consisted of the following (in thousands):

Description	2004	2003
Accrued payroll, bonuses, severance and related benefits	$11,955	$7,211
Accrued taxes	3,067	3,873
Accrued exit activity expenses	4,248	—
Accrued royalties	4,278	2,880
Accrued interest	2,104	1,890
Accrued purchase of property and equipment	—	1,235
Accrued inventory	642	957
Deferred revenue	3,270	750
Other	7,772	3,550

	$37,336	$22,346

Revenue Recognition and Deferred Revenue

        The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable. In instances where final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met. Cash payments received in advance are recorded as deferred revenue. In certain situations, the Company permits returns of products, in accordance with contractual agreements with certain customers, if returned in a timely manner, in good condition, from normal channels of distribution. The Company records an allowance for estimated future returns, price concessions, and other discounts based upon an analysis of the Company's historical pattern of returns matched against the sales from the period in which they originated. The allowance is recognized in the same period revenue is recorded in accordance with Statement of Financial Accounting Standards No. 48, "Revenue Recognition When Right of Return Exists." When the Company grants specific customer credit for such items, the allowance is reflected as a reduction to accounts receivable. The Company's allowance was approximately $0.9 million and $0.5 million at January 2, 2005 and December 28, 2003, respectively.

Shipping and Handling Costs

        Shipping and handling fees charged to customers are included in net revenues in accordance with EITF 00-10, "Accounting for Shipping and Handling Fees and Costs." The shipping and handling costs incurred by the Company are included in "Cost of revenues."

Research and Development Costs

        Research and development costs are charged to operations as incurred. Research and development activities generally relate to creating new products, improving or creating variations of existing products, or modifying existing products to meet new applications.

Foreign Currency Translation

        The financial statements of the Company's manufacturing operations located in the United Kingdom, Australia, and Canada have been translated into U.S. dollars from their local functional currency in accordance with Statement of Finanical Accounting Standards No. 52, "Foreign Currency Translation" ("SFAS 52"). Under SFAS 52, all assets and liabilities are translated at year-end exchange rates. Income statement items are translated at average exchange rates for the year. Translation adjustments are not included in determining net income, but are accumulated and reported as a component of stockholders' equity as accumulated other comprehensive income. Realized and unrealized gains and losses, which result from foreign currency transactions, are included in "Other expenses, net." Realized foreign currency losses were approximately $0.1 million and $0.2 million in 2004 and 2003, respectively. Realized and unrealized foreign currency gains (losses) were immaterial in 2002.

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

        In December 2004, Emerging Issues Task Force 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" ("EITF 04-8") was ratified which required the treatment of contingent convertible securities as dilutive for earnings per share calculations (if dilutive) regardless of whether the market price trigger or other contingent features have been met. EITF 04-8 is effective for periods ending after December 15, 2004, and shall be applied to diluted earnings per share reported previously.

        The dilutive effect of the Company's 4.75% Convertible Senior Subordinated Debentures issued on August 20, 2003 ("Debentures") (Note 8) was previously not recognized in 2003 because the market price trigger at December 28, 2003 was not met. In the Company's previously issued consolidated financial statements as of December 28, 2003, the dilutive effect of the Debentures was excluded from diluted earnings per share purposes for interim periods of 2003 and the year ended December 28, 2003 under the provisions of SFAS 128. In accordance with EITF 04-8, the Company has adopted the requirements for reporting and revised its earnings per share for interim periods of 2003 and the year ended December 28, 2003 due to the dilutive effect of the Debentures.

        The following table sets forth the calculation of basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings per Share" ("SFAS 128") (in thousands, except per share amounts):

	2004	2003 (As Revised)	2002
Numerator:
Net income from continuing operations	$17,661	$12,067	$6,720
Income (loss) from discontinued operations	—	(10,561)	7,229

Net income	17,661	1,506	13,949
Add back interest expense on convertible debentures, net of income taxes	3,320	1,269	—

Numerator for diluted earnings per share	$20,981	$2,775	$13,949

Denominator:
Basic earnings (loss) per share—weighted average shares outstanding	26,148	24,549	24,357
Effect of dilutive securities:
Stock options and warrants	554	388	466
Convertible debentures	8,790	3,174	—
Common stock awards	33	23	14

Diluted earnings (loss) per share—weighted average shares outstanding	35,525	28,134	24,837

Basic earnings (loss) per share:
Continuing operations	$0.68	$0.49	$0.28
Discontinued operations	—	(0.43)	0.29

Net income	$0.68	$0.06	$0.57

Diluted earnings (loss) per share:
Continuing operations	$0.59	$0.47	$0.27
Discontinued operations	—	(0.37)	0.29

Net income	$0.59	$0.10	$0.56

        The diluted earnings per share calculation for 2004, 2003 and 2002 excludes the effect of options to purchase approximately 0.3 million, 1.0 million and 0.9 million, respectively, shares of the Company's common stock as the option price exceeded the average market price for the Company's common stock during the period and thus their effect was anti-dilutive.

        The following table sets forth the reconciliation of the calculation of diluted earnings per share and weighted average shares outstanding as previously presented to the presentation required in EITF 04-08 (amounts in thousands except per share amounts):

2003
Diluted earnings per share computation:
Weighted average shares for diluted earnings per share, as previously reported	24,960
Adjustment for effect of change in accounting method	3,174

Weighted average shares for diluted earnings per share, as revised	28,134

Net income per share from continuing operations, as previously reported	$0.48
Effect on net income per share from dilutive convertible debentures	(0.01)

Net income per diluted share from continuing operations, as revised	0.47

Loss per share from discontinued operations, as previously reported	(0.42)
Effect on earnings per share from dilutive convertible debentures	(0.05)

Loss per diluted shares from discontinued operations, as revised	(0.37)

Net income (loss) per share, as previously reported	0.06
Effect on earnings per share from dilutive convertible debentures	0.04

Net income per diluted share, as revised	$0.10

Stock-Based Compensation Plan

        The Company has three stock-based compensation plans, which are described more fully in Note 7. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Excluding amortization of restricted stock, no other stock-based employee compensation cost was reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

        The following table illustrates the effect on net income and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation (in thousands, except per share amounts):

	2004	2003	2002
Net income, as reported	$17,661	$1,506	$13,949
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,948	2,482	1,119

Pro forma net income (loss)	$15,713	$(976)	$12,830

Earnings (loss) per share:
Basic—as reported	$0.68	$0.06	$0.57
Basic—pro forma	0.60	(0.04)	0.53
Diluted—as reported	0.59	0.10	0.56
Diluted—pro forma	0.54	(0.04)	0.53

        Under SFAS No. 123, the fair value of stock-based awards is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company's stock option grants. These models also require subjective assumptions, including future stock price volatility and expected lives of each option grant. The fair value for each option grant was estimated on the grant date using the Lattice option-pricing model for grants made during 2004 and the Black-Scholes option-pricing model for all grants made prior to 2004 using the following assumptions:

	2004	2003	2002
Expected life (weighted-average in years)	4.7	4.3	4.2
Dividend yield	0%	0%	0%
Expected stock price volatility	25% to 37%	65%	65%
Risk-free interest rate (weighted-average in 2003 and 2002)	1.31% to 4.18%	2.06%	4.14%

        Using these assumptions, the fair value of options calculated under the Lattice method ranged from $5.72 to $7.68 per share. The weighted average fair value per share of options granted in 2003 and 2002 calculated under the Black-Scholes method was $6.10 and $10.73, respectively. Had the Black-Scholes method been used to compute the fiscal 2004 stock-based compensation expense, the fiscal 2004 pro forma net income would not have been materially different.

  Income Taxes

        The Company accounts for income taxes under the provisions of Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, the Company recognizes liabilities or assets for the deferred tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. These differences will result in taxable or deductible amounts in future periods when the reported amounts are recovered or settled, using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company's effective tax rate differs from the statutory rate primarily as a result of tax credits and the extraterritorial income tax regime. Because the Company operates in a number of domestic and foreign jurisdictions, the statutory rates within these various jurisdictions are considered in determining the overall effective tax rate.

  Comprehensive Income

        In accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") comprehensive income (loss) is reported on the Consolidated Statements of Stockholders' Equity and accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. Other comprehensive income includes certain changes to stockholders' equity that are excluded from net income and includes the effect of foreign currency translation adjustments of the Company's foreign owned operations.

Recent Accounting Pronouncements

        In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151 "Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4" ("SFAS 151"). SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current period charges, and it requires the allocation of fixed production overhead costs to the costs of conversion based upon the normal capacity of the production facility. SFAS 151 is effective for fiscal years beginning after June 14, 2005. The Company does not expect the adoption of SFAS 151 to have a material effect on its results of operations or financial position.

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which is a revision of SFAS 123, "Accounting for Stock

Issued to Employees," and amends SFAS 95, "Statement of Cash Flows." SFAS 123R requires that the compensation cost associated with all share-based payments should be recognized in the financial statements based on the fair value of the equity or liability instruments issued. Pro forma disclosure will no longer be an alternative. Publicly held companies will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. The Company will fully adopt the provisions of SFAS 123R on July 1, 2005.

        As currently allowed by SFAS 123, the Company currently accounts for share-based payments using the intrinsic value method and generally does not recognize compensation cost. The future impact of the adoption of SFAS 123R is not forecasted at this time because it is dependent on future share-based payments, including employee stock options, that are not certain at this time and their impact on the calculation of compensation cost is unknown.

        In July 2004, the American Institute of Certified Public Accountants issued Emerging Issues Task Force Abstracts Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" ("EITF 04-8") that requires the inclusion of contingently convertible securities in diluted earnings per share calculations (if dilutive) regardless of whether the market price trigger or other contingent features have been met. Prior to the issuance of EITF 04-8, SFAS 128 was interpreted to allow the exclusion of the dilution of common shares underlying contingently convertible debt instruments from the calculation of diluted earnings per share in circumstances where the conversion depends on the achievement of specified market price of the issuer's shares. The EITF is effective for reporting periods ending after December 15, 2004 and would be applied to previously reported earnings under SFAS 128. The Company has adopted EITF 04-8 and has applied it to the diluted earnings per share calculation for the year ended December 28, 2003 due to the dilutive effect of the Debentures issued on August 20, 2003 in accordance with the presentation requirements for a change in accounting method.

3.     ACQUISITIONS

Acquisition of Upstate Group, Inc.

        Effective October 1, 2004, Serologicals completed the acquisition of Upstate Group, Inc. ("Upstate"), a privately held company headquartered in Charlottesville, Virginia with operations in the United States and Scotland. Upstate is a leading supplier of innovative cell signaling products, technologies, platforms and services. Upstate provides researchers at pharmaceutical and biotechnology companies, universities and government agencies with advanced tools to accelerate life science research and drug discovery. The acquisition extended and expanded the Company's strategic position in the research market and provided an entry into the growing market for drug screening and target validation services. The Company acquired 100% of the outstanding preferred and common shares of Upstate for total consideration of $203.3 million. The acquisition was financed through a combination of Serologicals common stock, cash on hand and proceeds from a new credit agreement. In addition, Serologicals paid approximately $4.0 million in related transaction costs, primarily for investment banking and professional services in connection with the acquisition.

        Serologicals issued approximately 4.3 million unregistered shares of its common stock at an average price of $23.6539 per share, based on the average trading price as traded on NASDAQ during the 20 trading days between September 14, 2004 and October 11, 2004, to stockholders of Upstate. The remaining purchase price was paid through a combination of cash on hand and proceeds from an $80.0 million term loan available under a new $125.0 million credit agreement. The term loan was subsequently repaid in December 2004 from proceeds received from a secondary public offering of common stock. (See Notes 6 and 9).

        The transaction was accounted for using the purchase method of accounting as required by Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). The

allocation of the purchase price has not yet been finalized and further refinements are likely to be made based upon the completion of final valuation studies. The preliminary allocation was made based on the estimated fair value of the assets acquired and liabilities assumed. The Company expects to finalize the valuation of certain long-lived assets in 2005. Additionally, deferred tax liabilities will also be finalized once the final allocation of the purchase price has been completed and the tax basis of the assets has been determined. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was $135.6 million, and has been recorded as goodwill. The results of operations of Upstate have been included in the Research segment since the effective date of acquisition.

        Portions of the assets acquired are currently being valued by management, with assistance from independent appraisers, using customary valuation procedures and techniques. The valuation of the purchased in-process research and development of $3.3 million was based upon the preliminary results of the appraisal using the income approach for the primary and significant projects in-process. The purchased in-process research and development was not considered to have reached technological feasibility, and it was not deemed to have an alternative future use; accordingly, it was recorded as an expense in the fourth quarter of 2004. The in-process projects related primarily to the development of technologies that isolate proteins, enzyme production and blotting reagents. These projects were in various stages of completion with future release dates ranging from two to fifteen months.

        The components of the purchase price are as follows (in thousands):

Stock issued and cash paid to Upstate shareholders	$203,325
Direct costs of acquisition	3,998
Liabilities assumed	31,587

Total consideration and acquisition costs	$238,910

        The Company has preliminarily allocated the purchase price based on the estimated fair values of the assets and liabilities assumed as of the date of purchase. The initial purchase price allocations may be adjusted as the Company continues to assess its estimates of the fair value at the date of acquisition. The allocation is as follows (in thousands):

		Intangibles Weighted Average Useful Life
Cash and cash equivalents	$1,238
Accounts receivable, net	6,403
Inventory	9,420
Other current assets	1,701
Property and equipment	9,515
Developed products	53,200	16 years
Trademarks and trade names	9,800	Indefinite
Other intangible assets	12,200	15 years
Purchased in-process research and development	3,263	Expensed
Goodwill	132,170	Indefinite

	$238,910

        None of the goodwill related to the acquisition is expected to be deductible for tax purposes.

        The Company is continuing its evaluation and plan of integration of certain activities at Upstate. These activities are accounted for in accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination" ("EITF 95-3"), primarily include the closure of facilities, the abandonment or redeployment of equipment, employee terminations that arose at the time of acquisition and other related activities in the United States and Scotland. Such costs have been recognized as a liability assumed in the acquisition.

        The following table summarizes integration reserve activity related to the exit activities during 2004 (in thousands):

Upstate Integration Plan	Severance	Facility Closure	Other	Total Cash Charges
Original amounts recorded	$293	$1,470	$530	$2,293
Amounts paid in 2004	(185)	(10)	—	(195)

Balance at January 2, 2005	$108	$1,460	$530	$2,098

Acquisition of AltaGen Biosciences, Inc.

        Effective July 27, 2004, Serologicals completed the acquisition of AltaGen Biosciences, Inc., the parent company of Sierra Bioresource, Inc. ("Sierra"). Sierra, a privately owned company based in Morgan Hill, California offers research and development services in the areas of cellular and molecular biology, immunology, animal pharmacology, monoclonal antibodies and recombinant proteins, as well as in specialty cell culture development and purification. The total purchase price was approximately $13.1 million, including assumed debt and a cash payment of approximately $12.6 million at the closing date. Additionally, approximately $0.9 million of purchase price was accrued at January 2, 2005 under an earn-out agreement.

        The Company assigned $12.8 million of the purchase price to goodwill. None of the goodwill related to the acquisition is expected to be deductible for tax purposes. Revenues and expenses associated with services provided to external customers are included in the Cell Culture segment and consolidated financial results since the date of acquisition.

Acquisition of Chemicon International, Inc.

        Effective April 1, 2003, Serologicals completed the acquisition of 100% of the outstanding common stock of Chemicon, based in Temecula, California. Chemicon has its principal manufacturing, distribution and research and development operations in California, Australia and the United Kingdom. Chemicon provides a broad range of specialty reagents, kits, antibodies and molecular biology tools to biotechnology, pharmaceutical and academic research customers working in the areas of neuroscience, infectious diseases, stem cell biology, cancer, drug discovery and proteomics. Chemicon is also a leading supplier of monoclonal antibodies, conjugates, antibody blends and kits for use in diagnostic laboratories. The acquisition of Chemicon greatly expanded the Company's range of products and customers within the research market. The cash purchase price of $95.0 million was initially funded with the proceeds from an $82.5 million five-year term loan and available cash on hand. The results of operations of Chemicon are included in the Company's consolidated financial statements beginning April 1, 2003.

        The components of the total purchase price are presented below (in thousands):

Cash paid at closing	$95,000
Direct costs of acquisition	2,392
Current liabilities assumed	9,197
Long-term liabilities assumed	10,008

$116,597

        The Company's allocation of the purchase price was based on the estimated fair values of the assets and liabilities and weighted average life of depreciable intangible assets acquired as follows (in thousands):

		Intangibles Weighted Average Useful Life
Cash and cash equivalents	$295
Accounts receivable, net of allowance	4,932
Inventory	7,234
Other current assets	1,983
Property and equipment	5,556
Developed products	24,000	18.6 years
Trademarks and trade names	9,000	Indefinite
Other intangible assets	1,330	6.5 years
Goodwill	62,267	Indefinite

	$116,597

        The Company allocated the purchase price to the fair value of identifiable long-lived assets and intangibles based on a number of factors, including an independent third party appraisal. Goodwill related to the acquisition of Chemicon is not deductible for tax purposes. Chemicon is included in the Research segment. During the fourth quarter of 2004, the Company finalized its determination of the deferred tax liability at the date of purchase resulting in a reduction in deferred tax liabilities and a corresponding reduction in goodwill of $2.0 million.

        In connection with the allocation of the purchase price, and after considering the results of the independent appraisal, the Company determined that none of the purchase price should be allocated to in-process research and development projects, since Chemicon's research and development efforts are focused primarily on developing applications and uses of existing technologies.

        During the first quarter of 2004, the Company completed its evaluation of a restructuring of certain components of Chemicon's operations, which was contemplated at the date of acquisition. As a result, the Company accrued $1.8 million related to lease terminations and site relocation costs. This amount was recorded to goodwill in the first quarter of 2004 as an adjustment to the purchase price of Chemicon in accordance with EITF 95-3.

(in thousands)	Facility Closure	Other	Total Cash Charges
Original amounts recorded	$1,250	$503	$1,753
Amounts paid in 2004	(46)	(46)	(92)
Balance at January 2, 2005	$1,204	$457	$1,661

        The unaudited pro forma results of operations for the Company, assuming the acquisition of Upstate and Sierra had occurred on December 29, 2002 and Chemicon on December 30, 2001 are as follows (in thousands, except per share amounts):

	2004	2003	2002
Revenue	$237,735	$204,117	$139,594
Net income from continuing operations	17,208	7,725	4,355
Net income (loss)	17,208	(2,836)	11,584
Net income from continuing operations per common share:
Basic	$0.58	$0.23	$0.18
Diluted	0.52	0.24	0.18
Net income (loss) per common share:
Basic	$0.58	$(0.09)	$0.48
Diluted	0.52	(0.04)	0.47

        The pro forma amounts in the previous table exclude the in-process research and development charges of $3.3 million. The unaudited pro forma financial information is provided for informational purposes only and is not necessarily indicative of the Company's operating results that would have occurred had the acquisitions been consummated on the dates for which the consummation of the acquisitions are being given effect, nor is it necessarily indicative of the Company's future operating results. The pro forma amounts do not reflect any operating efficiencies, synergies or cost savings.

4.     DISCONTINUED OPERATIONS

        On July 10, 2003, the Company announced its intention to exit the therapeutic plasma business, which consisted of a network of ten plasma collection centers and a central testing laboratory. The divestiture was completed on January 15, 2004, effective December 28, 2003, with Life Therapeutics ("Life") (formerly Gradipore Limited), a company based in Sydney, Australia. Under the provisions of Statement of Financial Accounting Standards No. 144, "Impairment of Long-Lived Assets and Discontinued Operations" ("SFAS 144") this business was classified as a discontinued operation. The results of operations for this business have been classified as discontinued operations in all periods presented.

        The following table contains results of operations from discontinued operations (in thousands):

	2003	2002
Net revenues	$29,736	$46,181
Cost of revenues	26,676	29,551

Gross profit	3,060	16,630
Selling, general and administrative	3,772	4,164
Research and development	550	—
Amortization of intangibles	13	57
Impairment loss	12,554	—
Special charges	1,657	1,319

Operating income (loss)	(15,486)	11,090
Other (income) expenses, net	110	(32)

Income (loss) before taxes	(15,596)	11,122
Income tax (benefit) provision	(5,035)	3,893

Income (loss) from discontinued operations	$(10,561)	$7,229

        During 2003, the Company recorded an impairment loss of $12.6 million, based on the total consideration received for this transaction, which is included as a component of "Income (loss) from discontinued operations." No additional gain or loss was recorded in January 2004 at the time of closing.

        The Company received $3.5 million in cash at closing and Life assumed approximately $1.3 million of current and long-term liabilities of the business. The balance of the proceeds consisted of two secured promissory notes: a short-term, interest-bearing note in the amount of $1.5 million and a long-term, non-interest bearing note ("Long-Term Note"), which was recorded at its estimated net realizable value of $6.4 million. The Company retained approximately $1.8 million of accrued liabilities related to the therapeutic plasma business which were satisfied in full during 2004.

        In December 2004, the Company renegotiated the terms of the two promissory notes, combining them into one secured promissory note ("new note") with a stated face value of $7.8 million. The new note receivable bears interest at the applicable federal funds rate and is payable in variable quarterly installments through December 2007. The note is secured by the underlying assets of the business acquired and is guaranteed by Life. All indemnity claims between the parties were resolved and the Company has no further indemnification obligations to Life. The Company has recorded an imputed interest charge on this new note because the stated interest rate on the new note was considered below market. Imputed interest, net of reversals of certain accruals arising from the sale, amounted to $0.4 million and is included in other expense in the 2004 consolidated statement of income.

        Following is a summary of the note receivable at January 2, 2005 (in thousands):

Note receivable at face value	$7,800
Less imputed interest	(551)

Net present value of note	7,249
Less current portion	(1,948)

Long term portion	$5,301

        The current and long term portions of the new note are included in other current assets and other assets, respectively, in the January 2, 2005 consolidated balance sheet. In January 2005, Life made its first quarterly principal payment of $0.5 million on the new note.

        The Company has guaranteed real estate lease obligations totaling approximately $3.7 million related to the therapeutic plasma business. If Life defaults on the lease payments, the Company would be required to assume these leases. The Company has accrued a stand ready obligation of $0.1 million in accordance with FASB Interpretation No. 45, "Guarantor Accounting and Disclosure Requirement for Guarantees" for these guarantees.

        The Company has retained the rights to any amounts realized from a pending claim asserted against a therapeutic plasma customer for an equitable adjustment relating to a plasma supply agreement. The claim seeks recovery of approximately $4.8 million in excess costs incurred by the Company in connection with changes in the protocol for collection of vaccinia immune globulin. No amounts with respect to this claim have been recorded in the accompanying income statements because the Company is unable to predict the outcome of this claim.

        At December 28, 2003, the assets and liabilities of discontinued operations have been reclassified on the balance sheets to reflect the anticipated realization based on the maturities of the net realizable value of the total consideration. The following table presents the assets and liabilities related to discontinued operations (in thousands):

December 28, 2003
Assets:
Current assets	$11,650
Non current assets	982

Total assets	12,632
Less: amounts presented as current	(7,019)

Amounts presented as long-term	$5,613

Liabilities:
Current liabilities	$2,864
Non-current liabilities	172

$3,036

5.     SPECIAL CHARGES

2003

        During 2003, the Company transferred the responsibility for manufacturing and distribution of research products produced at the Gaithersburg, Maryland facility to Chemicon. In addition, the Company completed a review of its infrastructure to ensure optimal focus on the primary growth areas related to its strategic plan. As a result of those efforts, the Company reduced its workforce at various locations. As a result of these restructurings, the Company recorded $1.9 million in special charges. The components of these charges included approximately $0.6 million for employee severance, $0.8 million related to the impairment of certain long-lived assets at Gaithersburg, Maryland, and $0.5 million of other miscellaneous costs. Additionally the Company recorded a special charge of $0.9 million for a temporary plant shutdown in Toronto due to a Bovine Spongiform Encephalopathy scare in Canada.

2002

        During 2002, the Company recorded a charge of $1.9 million related primarily to the reorganization of its research and development organization, as well as personnel restructurings within the sales organization and manufacturing locations in Canada and Scotland. The components of the charge included $1.3 million for severance and $0.6 million in other related obligations. Severance payments and other obligations were paid by the end of 2003.

        The following table summarizes special charges by segment (in thousands):

	2003	2002
Research	$1,163	$112
Cell culture	1,218	174
Diagnostics	127	940
Corporate	270	683

	$2,778	$1,909

        The following table summarizes the activity in the accrual for termination benefits and other costs for the periods ended January 2, 2005, December 28, 2003 and December 29, 2002, respectively (in thousands):

Description	Balance, 12/28/03	Cash Expenditures	Balance, 01/02/05
Employee termination costs	$150	$(150)	$—

Description	Balance, 12/29/02	Expenses	Cash Expenditures	Noncash Write-offs	Balance, 12/28/03
Employee termination costs	$942	$647	$(1,439)	$—	$150
Asset impairment	—	1,719	—	(1,719)	—
Other	70	412	(291)	(191)	—

	$1,012	$2,778	$(1,730)	$(1,910)	$150

Description	Balance, 12/30/01	Expenses	Cash Expenditures	Non-cash Write-offs	Balance, 12/29/02
Employee termination costs	$200	$1,281	$(539)	$—	$942
Other	—	628	(190)	(368)	70

	$200	$1,909	$(729)	$(368)	$1,012

6.     STOCKHOLDERS' EQUITY

  Preferred Stock

        Under the terms of its amended and restated articles of incorporation, the Company is authorized to issue 1,000,000 shares of Preferred Stock that may contain such preferences, rights and restrictions as may be determined by the Company's Board of Directors. There are no preferred stock shares outstanding.

  Common Stock

        In December 2004, the Company completed a public equity offering in which 4.8 million shares of common stock were sold for a share price of $22.80. The net proceeds received from the sale were approximately $104.7 million after deducting underwriting discounts, commissions and other direct issuance costs. The Company used a portion of the proceeds to retire the $80.0 million Term Note used to complete the Upstate purchase. The remaining proceeds are available to provide funding to support future strategic growth initiatives and business operations.

        In November 2004, the Company completed the registration of the 4.3 million shares of its common stock issued in the Upstate acquisition under the terms of a registration rights agreement with the selling shareholders of Upstate.

        In June 2004, the Company completed the registration of approximately 8.8 million shares of its common stock under the terms of its Debentures (Note 8). The debentures are convertible into shares at an initial rate of 67.6133 shares of common stock per $1,000 principal amount of the debentures. In January 2004, the Debentures became convertible (Notes 2 and 8).

Stockholder Rights Plan

        On July 26, 1999, the Board of Directors adopted a stockholder rights plan, pursuant to which one preferred stock purchase right (a "Right") was distributed for each outstanding share of common stock held of record on August 25, 1999. Each Right represents a right to purchase, under certain circumstances, one one-thousandth (1/1000) of a share of a new series of preferred stock at an exercise price of $45.00. If any person or group acquires 15% or more of the common stock of the Company (except in transactions approved by the Board of Directors of the Company in advance), each Right will then entitle its holder, other than the person or group owning 15% or such other persons or groups, to acquire, at the exercise price, shares of the Company's common stock with a market value equal to twice the exercise price. The Company may elect, however, to exchange a newly issued share of the Company's common stock for each Right. If any person or group owns 15% or more of the Company's common stock, and the Company is acquired in a merger or other business combination, or if 50% of its earning power or assets are sold, each Right will entitle its holder, other than the person or group owning 15%, to acquire, at the exercise price, shares of the acquiring company's common stock with a market value of twice the exercise price.

        Persons owning 15% or more of Company's common stock on the date the plan was adopted were exempt, so long as they do not acquire an additional number of shares greater than 2% of the outstanding shares, other than in a transaction approved by the Board of Directors of the Company in advance. The Rights expire on August 2, 2009.

Common Shares Reserved for Issuance

        Shares of common stock reserved for issuance at January 2, 2005 and December 28, 2003 consisted of the following:

	2004	2003
Various stock option plans	3,745,645	4,237,370
Employee stock purchase plans	456,812	489,648
Convertible debentures	8,789,729	8,789,729

	12,992,186	13,516,747

Common Stock Repurchases

        During 2002, the Company repurchased 20,000 shares of common stock in a private transaction with a director of the Company at $17.35 per share. The Company had acquired, prior to 2002, 3.3 million shares of common stock at an aggregate cost of approximately $20.0 million. The Company records treasury shares at cost. The purchase of the shares was funded primarily through cash provided by operating activities. The Company did not repurchase any shares during 2004 or 2003.

7.     STOCK COMPENSATION PLANS

Serologicals Corporation Stock Incentive Plan

        The Company's Stock Incentive Plan (the "Incentive Plan") was approved in May 2001 and succeeded the existing plans described in further detail below. The Incentive Plan provides for the issuance of up to approximately 2.8 million shares of its common stock for options, stock appreciation rights, restricted stock awards and other approved stock-based awards to key employees, certain non-employees and directors. The shares available for issuance under the Incentive Plan include approximately 1.3 million options that were available for issuance under existing Company option plans at the time the Incentive Plan was approved. The exercise price of the options is the fair market value of the common stock on the date of grant. Options granted under the Incentive Plan can have varying terms as determined by the Board of Directors. Options granted in 2004, 2003 and 2002 under the Incentive Plan vest ratably over a period of one year for directors and four years for employees, and have terms of six years. Vested options held by terminated employees allow for exercise periods of three months following termination. Pursuant to the Incentive Plan, each director is entitled to receive an automatic grant of options annually to purchase 10,000 shares (15,000 shares for a non-executive Chairman of the Board) on May 15 each year. As of January 2, 2005, options to purchase approximately 1.9 million shares were outstanding under the Incentive Plan, approximately 0.6 million of which were exercisable. As of January 2, 2005, the Company had approximately 0.8 million shares available for grant under the plan.

Second Amended and Restated 1994 Omnibus Incentive Plan, as Amended

        The Company's Second Amended and Restated 1994 Omnibus Incentive Plan, as Amended (the "Omnibus Plan") was succeeded by the Incentive Plan described above. The exercise price of the options granted under the Omnibus Plan is the fair market value of the common stock on the date of grant. Options granted under the Omnibus Plan have varying terms as determined by the Board of Directors. Options granted through 2001 under the Omnibus Plan generally vest ratably over three to four years or in full after three years and have terms of six to ten years. Options held by terminated employees allow for exercise periods ranging from three to twenty four months following termination. As of January 2, 2005, options to purchase approximately 0.5 million shares were outstanding and 0.5 million were exercisable under the Omnibus Plan. No further grants will be issued under the Omnibus Plan.

Amended and Restated 1995 Non-Employee Director Stock Option Plan, as Amended

        The Company's Amended and Restated 1995 Non-Employee Directors' Stock Option Plan, as amended (the "Director Plan") was succeeded by the Incentive Plan described above. Pursuant to the Director Plan, each person who became a non-employee director of the Company prior to May 2000 was automatically granted an option to purchase 36,000 shares of the Company's common stock on the date of adoption or on the day after such person's first election to the Board of Directors. The exercise price of the options is the fair market value of the common stock on the date of grant, and the options vest over three years. During 2000, the Company amended the Director Plan, pursuant to which each non-employee director is entitled to receive an automatic grant of options annually to purchase 10,000 shares (15,000 shares for a non-executive Chairman of the Board) on the day after the original lump-sum option becomes vested, pro-rated to the first anniversary of the preceding Annual Meeting date. Options granted under the amended plan subsequent to May 2000 vest over a one-year period. Options granted between 1996 and May 2000 under the Director Plan typically vested over a four-year period. As of January 2, 2005, options to purchase approximately 0.2 million shares were outstanding and exercisable under the Director Plan. No further grants will be issued under the Director Plan.

Stock Option Activity

        The following table summarizes the activity for all stock options outstanding:

	2004		2003		2002
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	2,394,552	$13.28	2,248,876	$13.46	2,208,737	$12.23
Granted	959,686	$19.33	632,307	11.71	527,701	20.00
Exercised	(473,038)	8.42	(264,703)	7.09	(249,405)	9.13
Forfeited or expired	(321,128)	$22.47	(221,928)	17.97	(238,157)	20.94

Outstanding at end of year	2,560,072	$15.31	2,394,552	13.28	2,248,876	13.46

Options exercisable at end of year	1,176,145	$12.81	1,316,586	$13.58	1,238,570	$13.07

        The following table summarizes information about all stock outstanding and exercisable at January 2, 2005 (share amounts in thousands):

	Options Outstanding
				Options Exercisable
		Weighted- Average Remaining Contractual Life (years)
Range of Exercise Prices	Number Outstanding		Weighted- Average Exercise Price	Weighted Average Number Exercisable	Weighted- Average Exercise Price
$ 0.01 - $ 5.00	122,993	1.3	$4.88	122,993	$4.88
$ 5.01 - $10.00	310,937	1.5	5.72	310,937	5.72
$10.01 - $15.00	596,061	4.1	11.92	233,133	12.06
$15.01 - $20.00	1,145,053	4.7	18.39	320,165	17.33
$20.01 - $25.00	345,028	4.1	21.62	148,917	21.09
$25.01 - $30.00	40,000	4.0	29.75	40,000	29.75

	2,560,072	3.9	$15.31	1,176,145	12.81

Employee Stock Purchase Plan

        Pursuant to the terms of the Company's 1996 Employee Stock Purchase Plan (the "Purchase Plan"), eligible employees are able to purchase shares of the Company's common stock through a payroll deduction program. The Company has reserved 0.6 million shares for issuance pursuant to the Purchase Plan. Employees may have up to 25% of their compensation withheld to purchase shares at a price equal to 85% of the lower of the closing price on the first or last day of each successive three-month purchase period. As of January 2, 2005, approximately 0.2 million shares had been acquired pursuant to the Purchase Plan.

        Pursuant to the terms of the Company's UK Share Incentive Plan (the "UK Plan"), eligible employees are able to purchase shares of the Company's common stock through a payroll deduction program. The Company has reserved 0.1 million shares for issuance pursuant to the UK Plan. Employees may have up to 10% of their compensation withheld to purchase shares of the Company's common stock at the lower of fair market value at the beginning of the accumulation period or the acquisition date, as defined in the UK Plan. The Company will match 1 share for every 6 shares purchased in an accumulation period. Employees are required to hold these matching shares for a period of at least 3 years. As of January 2, 2005, approximately 1,500 shares had been acquired pursuant to the UK Plan.

Restricted Stock

        The Company has awarded restricted common stock and restricted stock units to eligible key employees under the Incentive Plan. These awards have restriction periods tied primarily to employment and service. The awards are recorded at market value on the date of the grant as unearned compensation and compensation expense is recognized over the restriction period on a straight-line basis, net of forfeitures. In the fourth quarter of 2004, the Company issued 15,600 shares under this program to certain key employees in connection with the Upstate acquisition. These shares were recorded at their fair market value on date of issue, or approximately $0.4 million. These restricted shares cliff vest three years from date of issuance. The Company recorded these shares as outstanding with an offsetting entry to "Deferred Compensation", a component of stockholders' equity. The value of these shares is being charged to compensation expense ratably over the vesting period.

8.     CONVERTIBLE SENIOR SUBORDINATED DEBENTURES

        On August 20, 2003, the Company completed a private placement of 4.75% Convertible Senior Subordinate Debentures ("Debentures") to certain institutional investors totaling $130.0 million, or $126.1 million after expenses. The offering costs of $3.9 million are recorded as "Other assets" and are being amortized over five years, which is the expected term of the Debentures. The Debentures are convertible into shares of Serologicals' common stock at an initial rate of 67.6133 shares of common stock per $1,000 principal amount of the Debentures, or approximately 8.8 million shares of common stock at a conversion price of $14.79 per share. These Debentures became convertible in January 2004 under the conversion features in the Debenture agreements. Interest on the Debentures is payable semi-annually on February 15th and August 15th.

        The Debentures may be redeemed, in whole or in part, at the Company's option on or after August 22, 2008 at 100% of the principal amount. In addition, the holders of the Debentures may require the Company to repurchase all or a portion of the Debentures for 100% of the principal amount, plus accrued interest, on August 15, 2008, August 15, 2010, August 15, 2013, August 15, 2018, August 15, 2023, August 15, 2028, or at any time prior to their maturity following a fundamental change in the business, as defined in the Indenture for the Debentures. For any Debentures that the holders require the Company to repurchase, other than on August 15, 2008, the Company may, at its option, pay the repurchase price in cash or shares of the Company's common stock. The Company has established a policy that all repurchases will be in cash. The Debentures are unsecured obligations of the Company and are subordinated to all of the Company's senior debt, including any debt incurred under the new credit facility (Note 9).

        On October 17, 2003, the Company entered into an interest rate swap with respect to $70.0 million principal amount of the Debentures. The objective of the swap is to convert the 4.75% fixed interest rate on this portion of the Debentures to a variable interest rate based on the 6-month LIBOR at the end of each interest period plus a spread of 66 basis points. The gain or loss from changes in the fair value of the swap is expected to offset the gain or loss from the changes in the fair value of the cash flows from the Debentures throughout the expected life of the Debentures. The fair market value of the interest rate swap was a receivable of $0.4 million and $0.9 million at January 2, 2005 and December 28, 2003, respectively. There was no ineffectiveness recorded during 2004 or 2003. This interest rate swap was designated and qualified as a fair value hedge in accordance with SFAS No. 133, "Accounting for Derivative and Hedging Activities" and related interpretations and amendments. The fair value of the interest rate swap is included in "Other assets" in the accompanying consolidated balance sheet.

9.     LONG TERM DEBT AND CAPITAL LEASE OBLIGATIONS

        In October 2004, the Company and a bank syndicate entered into a new $125.0 million credit agreement consisting of an $80.0 million seven-year term loan and a $45.0 million five-year revolving credit facility ("Revolver"), and terminated its previously existing $30.0 million revolving credit facility. In connection with the termination of the existing facility, the Company incurred a non-cash charge of $0.2 million associated with the write-off of the unamortized deferred financing costs. There were no amounts outstanding under the $30.0 million facility. The Company used the proceeds of the $80.0 million term loan, less deferred financing issuance costs of approximately $1.1 million, to fund a portion of the Upstate acquisition. (See Note 3)

        As discussed in Note 6, the Company used a portion of the proceeds from its common stock offering to repay the $80.0 million term loan in December 2004. The Company incurred a non-cash charge of $0.8 million associated with the write-off of the unamortized deferred financing costs which had been allocated to the term loan. The remaining deferred financing costs, $0.3 million, associated with the Revolver, were capitalized and included in other assets and are being amortized to interest expense over the five-year term of the Revolver.

        Borrowings under the terms of the Revolver bear interest payable quarterly at the Company's option at a rate of either the bank's base rate plus a margin of .50% to 1.00%, or the prevailing Eurodollar rate plus a margin of 1.50% to 2.00%, depending on certain financial ratios. The Company is required to pay an annual commitment fee ranging from .375% to .500%, depending on the Company's leverage and amounts borrowed under the Revolver. The applicable margins for the revolver and commitment fees on the unused portion of the revolver are subject to adjustment on future adjustment dates based on the consolidated leverage ratio of the Company on the adjustment dates. The credit agreement is secured by substantially all of the assets of the Company. Under the terms of the credit agreement, the Company is obligated to abide by certain affirmative and negative covenants, including but not limited to total leverage ratio, fixed charge coverage ratio, total indebtedness, restriction of acquisitions, disposition of property, repurchasing common stock and the Company's ability to pay dividends. As of January 2, 2005, there were no amounts outstanding under the Revolver.

        In July 2004, the Company entered into a lease for $3.6 million for production equipment at its new bioprocessing facility in Lawrence, Kansas. The Company accounted for this transaction as a capital lease in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases." The lease obligation requires eight quarterly payments of $0.5 million with a bargain purchase at the end of the lease in June 2006. In connection with the acquisition of Upstate, the Company assumed outstanding obligations under capital leases, primarily for production and office equipment with various terms and conditions.

        In August 2003, the Company repaid in full and terminated the outstanding principal and interest due on an $82.5 million term loan and $35.0 million revolving credit facility. A non-cash charge of approximately $4.1 million related to the write-off of deferred financing costs associated with the terminated facilities was recorded. Additionally, during 2003, the Company recorded a charge of approximately $0.4 million related to the write-off of deferred financing costs related to the Company's revolving credit facility that was in place prior to the $82.5 million term loan.

        Obligations under capital leases at January 2, 2005 consist of the following (in thousands):

Equipment under capital leases	$4,613
Less: current portion	(2,419)

Obligations under capital leases—non-current	$2,194

        The following table sets forth the cash payments, interest expense and capitalized interest during active construction periods of major capital projects for outstanding debt and capital leases (in thousands):

	2004	2003	2002
Interest payments made	$885	$2,269	$391
Interest expense	885	2,545	239
Interest capitalized	1,094	443	465

10.   COMMITMENTS AND CONTINGENCIES

Operating Leases

        The Company has entered into non-cancelable operating lease agreements for its corporate headquarters, manufacturing facilities, laboratory equipment, and other equipment that expire at various dates. The information below includes commitment amounts related to vacated facilities associated with exited activities (Note 3). In addition, the Company entered into a sublease agreement for a vacated laboratory facility in 2003. Future minimum annual rental obligations and related sublease income under the non-cancelable portion of operating leases as of January 2, 2005 were as follows (in thousands):

	Obligation	Sublease Income
2005	$4,599	$268
2006	4,334	274
2007	3,930	280
2008	3,162	285
2009	2,285	97
2010 and thereafter	12,319	—

	$30,629	$1,204

        Rent expense was approximately $3.9 million, $2.6 million and $2.1 million during 2004, 2003 and 2002, respectively. Sublease rental income was approximately $0.3 million and $0.1 million in 2004 and 2003, respectively.

Litigation

        The Company is involved in certain litigation arising from the ordinary course of business. In management's opinion, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Royalty Commitments

        The Company has entered into various license agreements whereby the Company uses and sales certain technologies and products. Such license agreements call for royalties to be paid at 1% to 65% of net sales with minimum guarantees and advance payments. Royalty expense under these agreements, which is included in "Cost of Sales," was approximately $4.9 million and $3.1 million in 2004 and 2003, respectively, and immaterial in 2002. Future annual minimum royalty commitments as of January 2, 2005, are as follows (in thousands):

2005	$853
2006	705
2007	642

$2,200

11.   INCOME TAXES

        The income tax provision for the years ended January 2, 2005, December 28, 2003 and December 29, 2002 consisted of the following (in thousands):

	2004	2003	2002
Current:
U.S. federal and state	$(372)	$3,294	$208
Foreign	2,767	3,500	501

	2,395	6,794	709

Deferred:
U.S. federal and state	5,396	(1,090)	2,855
Foreign	142	(167)	53

	5,538	(1,257)	2,908

Income tax provision	$7,933	$5,537	$3,617

        The income tax provision as reported in the accompanying Consolidated Statements of Income differs from the amounts computed by applying federal statutory rates due to the following (in thousands):

	2004	2003	2002
Federal income taxes at statutory rate	$8,957	$6,161	$3,617
State income taxes, net of federal income tax benefit	—	—	149
Impact of foreign tax rates and credits	(948)	(1,108)	(737)
Other	(76)	484	588

	$7,933	$5,537	$3,617

        Income from continuing operations before taxes summarized by region for the years ended January 2, 2005, December 28, 2003 and December 29, 2002 was as follows (in thousands):

	2004	2003	2002
United States	$17,199	$6,998	$8,751
Foreign	8,395	10,606	1,586

	$25,594	$17,604	$10,337

        Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting and income tax reporting purposes. Temporary differences which gave rise to deferred tax assets and liabilities at January 2, 2005 and December 28, 2003, were as follows (in thousands):

	2004	2003
Deferred tax assets:
Current deferred tax assets:
Accruals and reserves	$1,738	$2,527
Unearned compensation	750	170
Loss on sale of discontinued operations	—	3,912
Other	1,835	1,362

Total current deferred tax assets	4,323	7,971
Long-term deferred tax assets:
Net operating loss and credit carryforwards	10,292	3,751
Less valuation allowances	(4,038)	(3,751)

Total long-term deferred tax assets	6,254	—

Deferred tax assets	10,577	7,971

Deferred tax liabilities:
Goodwill and intangible amortization	(37,431)	(14,504)
Excess tax depreciation	(4,824)	(1,675)
Other	—	(218)

	(42,255)	(16,397)

Net deferred tax liability	$(31,678)	$(8,426)

        The Company has approximately $6.9 million of US net operating loss (NOL) carryforwards resulting from its acquisitions of Sierra and Upstate during 2004 which begin to expire in 2018. Although the utilization of these losses is subject to limitations pursuant to Section 382 of the Internal Revenue Code, the Company expects to fully utilize the acquired NOL's prior to their expiration. As of January 2, 2005, the Company has NOL carryforwards of approximately $2.0 million in Canada and $4.0 million in the UK with an indefinite expiration period. The Company has a foreign tax credit carryover of approximately $1.5 million and a Research & Development Tax Credit of approximately $0.4 million in the U.S. as of January 2, 2005, which expire in 2014 and 2024, respectively. Management considers projected future taxable income and tax planning strategies in assessing the need for valuation allowances that reduce deferred tax assets. Based upon historical taxable income, management believes it is more likely than not that the Company will fully realize the benefits of the above NOL and tax credit carryforwards; accordingly, no valuation allowance has been recorded against these related deferred tax assets as of January 2, 2005.

        As of January 2, 2005, the Company has approximately $1.5 million of NOL carryforwards in Australia with an indefinite expiration period. Due to uncertainty over the Company's ability to utilize these NOLs based upon its cumulative operating loss position, a full valuation allowance was recorded against the net deferred tax asset in Australia of approximately $0.5 million and $0.3 million as of January 2, 2005 and December 28, 2003, respectively. Should the Company eventually realize the deferred tax asset, $0.3 million of the tax benefit will be reflected as an adjustment to goodwill. The Company has state income tax NOL carryforwards in states where it continues to conduct business totaling approximately $59.5 million as of January 2, 2005, expiring in various amounts over the next 15 years. Due to the uncertainty over the Company's ability to utilize these state NOLs prior to expiration, a full valuation allowance was recorded against the deferred tax asset totaling $3.5 million and $3.5 million as of January 2, 2005 and December 28, 2003, respectively.

        On October 22, 2004, the American Jobs Creation Act ("AJCA") was enacted. The AJCA includes a one-time opportunity that allows US-based multinational corporations to repatriate foreign earnings at a reduced rate of tax. Subject to meeting certain conditions and restrictions, 85% of qualifying repatriated foreign earnings, as defined by the AJCA, can be excluded from US taxable income. The Company may elect to apply this provision to qualifying dividends made in 2005. Serologicals has begun evaluating the impact of this repatriation provision. However, until the U.S. Congress enacts certain technical corrections to the AJCA and the interpretation of certain provisions can be clarified, the evaluation cannot be completed. The Company expects to complete its evaluation shortly after the issuance of additional legislative guidance. The Company is considering repatriation of up to $12.0 million. The related income tax effect of repatriation, if any, cannot be reasonably estimated at this time.

        The AJCA also provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010 as the extraterritorial tax regime is phased-out. The Company is also in the process of fully evaluating the impact of this new legislation, if any, on its future provision for income taxes, but does not expect any impact to be material to its financial position or results of operations.

        The Company has not provided for US federal income and foreign withholding taxes on approximately $34.4 million of undistributed earnings of foreign subsidiaries as of January 2, 2005. The Company considers these undistributed earnings as permanently invested in the operations of such subsidiaries. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to US income taxes, adjusted for foreign tax credits. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

        The Company believes that its tax reserves are adequate to cover any additional tax liability that may result from any federal, state, or foreign audits for all years still subject to audit.

        The Company made income tax payments of approximately $3.9 million, $3.2 million and $5.6 million during 2004, 2003 and 2002, respectively. As of January 2, 2005, and December 28, 2003 the Company had an income tax payable of approximately $1.8 million and $2.7 million, respectively. Income tax payable is included in "Accrued liabilities."

12.   CONCENTRATION OF CUSTOMERS AND SUPPLIERS

        The Company's ten largest customers accounted for approximately 38%, 45% and 54% of total net revenues for the years ended January 2, 2005, December 28, 2003 and December 29, 2002, respectively. Only one customer made up greater than 10% of net revenues of the Company during each period as follows:

	2004	2003	2002
Johnson & Johnson	15%	17%	20%

        At January 2, 2005 and December 28, 2003, the Company's five largest customers represented 29% and 46%, respectively, of the Company's accounts receivable balance.

        At January 2, 2005, the Company purchased all of its bovine serum from a single vendor who sources from two abattoirs in the Midwestern United States. The Company has a long-term agreement with the supplier pursuant to which the Company is guaranteed certain minimum levels of serum. Additionally, the contract provides the Company with certain rights in the event of a change in control of this supplier.

        At January 2, 2005, the Company purchased all of its recombinant human insulin from Novo-Nordisk, under a long-term agreement which guaranteed minimum levels of insulin.

13.   EMPLOYEE RETIREMENT PLANS

        The Company maintains a defined contribution 401(k) savings plan for all eligible employees. Under the plan, the Company matches a specified percentage of each participating employee's compensation. Employees become immediately vested in the Company's contributions as they are made. The Company's contributions were approximately $1.0 million, $0.7 million and $0.5 million in 2004, 2003 and 2002, respectively.

14.   SEGMENT AND GEOGRAPHIC INFORMATION

        In accordance with the aggregation criteria set forth in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") operating segments are defined to be those components of a business for which separate financial information is available that is regularly evaluated by management in making operating decisions and in assessing performance. SFAS No. 131 further requires that the segment information presented be consistent with the basis and manner in which management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. These segments are based primarily on the differing production; manufacturing and other value-added processes performed with respect to the products and, to a lesser extent, the differing end use and customer bases to which each reportable segment sells its products.

        The accounting policies of the reporting segments are the same as those described in Note 2. The operations of the Company were organized and sales and gross profit performance evaluated by its three operating segments. These segments are based primarily on the differing production, manufacturing and other value-added processes performed by the Company with respect to the products and, to a lesser extent, the differing end use and customer bases to which each reportable segment sells its products. Prior to 2003, the Company reported a fourth segment, the Therapeutic Products segment, which was accounted for as discontinued operations in 2003 (Note 4).

        The reporting segments and their principal products and services are:

  •
  Research: The activities of the Research segment include primarily manufacturing and sales of reagents, cell-based assays, antibodies, molecular biology products, cell signaling products, stem cell products, and drug screening and targeted validation services through Chemicon and Upstate.

  •
  Cell Culture: The Cell Culture products consist of cell culture media and supplements for drug development, bio-manufacturing and life science research. The Company's most significant product within this segment is EX-CYTE®. Other key products include proprietary bovine serum albumin, recombinant human insulin and other products used principally in mammalian cell culture. Additionally, the Company provides cell culture development and contract research services for customers.

  •
  Diagnostic: The key products within Diagnostics are monoclonal antibodies used in blood typing reagents and diagnostic antibodies.

        The Company's senior management utilizes multiple forms of analysis of operating and financial data to assess segment performance and to make operating decisions with respect to the segments.

        The Company's segment information for the years ended January 2, 2005, December 28, 2003 and December 29, 2002 is as follows (in thousands):

	2004	2003	2002
Net revenues
Research	$78,506	$43,043	$4,137
Cell Culture	86,606	73,986	68,140
Diagnostics	30,811	29,886	27,012

Total	$195,923	$146,915	$99,289

Gross profit:
Research	$50,828	$26,677	$1,577
Cell Culture	43,951	39,555	37,083
Diagnostics	13,662	15,942	13,553

Total	108,441	82,174	52,213
Reconciling items:
Selling, general and administrative expenses	59,293	44,602	33,811
Research and development	10,144	6,214	5,628
Amortization of intangibles	3,771	2,175	895
Purchased in process research and development	3,263	—	—
Special charges	—	2,778	1,909
Other expense, net	(54)	180	31
Write-off of deferred financing costs	965	4,492	—
Interest expense	6,052	4,384	239
Interest income	(587)	(255)	(637)

Income from continuing operations, before tax	$25,594	$17,604	$10,337

        The Company does not segregate assets by segment because a significant portion of the Company's total assets are shared nor does the Company assign assets to its three operating segments.

Geographic Information

        The Company markets its products and services to numerous countries worldwide and has operations in the United States, Canada, the United Kingdom and Australia. Other than in the United States, the Company does not conduct business in any one country in which its revenues in that country are more than 10% of the Company's consolidated net revenues. However, the majority of the Company's remaining foreign sales are to Western Europe. Net revenues are attributed to regions based on the country to which the Company ships its products, which can differ from their ultimate destination. The composition of the Company's net revenues to unaffiliated customers between those in the United States and other foreign locations and of the Company's long-lived assets for the years ended January 2, 2005, December 28, 2003 and December 29, 2002 are set forth below (in thousands):

	2004	2003	2002
Net revenues to unaffiliated customers:
United States	$122,244	$93,523	$45,266
Other foreign	73,679	53,392	54,023

	$195,923	$146,915	$99,289

Long-lived assets:
United States	$433,046	$191,040	$69,682
Canada	22,999	17,166	15,454
United Kingdom	9,248	9,317	8,490
Australia	489	525	—

	$465,782	$218,048	$93,626

15.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        The quarterly results of operations for the years ended January 2, 2005 and December 28, 2003, respectively, are as follows (in thousands, except per share amounts):

2004	First	Second	Third	Fourth
Net revenues	$36,504	$43,963	$46,294	$69,162
Gross profit	19,470	24,931	24,981	39,059
Net income(3)	2,983	5,398	5,739	3,541
Basic net income per share(1)	0.12	0.22	0.23	0.12
Diluted net income per share(1)	0.11	0.18	0.19	0.12
2003	First	Second	Third	Fourth
Net revenues	$21,983	$36,562	$42,010	$46,360
Gross profit	11,769	20,148	23,296	26,027
Special charges (Note 5)	181	2,093	504	—
Net income from continuing operations	1,920	1,737	1,394	7,016
Discontinued operations	102	(606)	(7,930)	(2,127)
Net income (loss)	2,022	1,131	(6,536)	4,889
Basic net income (loss) per share(1)(2)	0.08	0.05	(0.26)	0.20
Diluted net income (loss) per share(1)(2)	0.08	0.05	(0.23)	0.17

(1)
Basic and diluted earnings per share are computed independently for each of the quarters presented. As such, the summation of the quarterly amounts may not equal the total basic and diluted earnings per share reported for the year.

(2)
Diluted net income (loss) per share has been adjusted for the third and fourth quarter to reflect the adoption of EITF 04-8 for the effect of dilution of the Debentures issued on August 20, 2003 (Note 2).

(3)
Net income in the fourth quarter of 2004 includes a pretax charge of $3.3 million for purchased in-process research and development.

16.   SUBSEQUENT EVENT

        On February 22, 2005, the Company announced it had acquired through its wholly-owned subsidiary, Chemicon, the assets of Specialty Media, a division of, Cell & Molecular Technologies, Inc. for $6.5 million in cash. Specialty Media, based in Phillipsburg, New Jersey, develops and supplies a variety of specialty stem cell culture media formulations and supplements, cells and research reagent tools to the life science industry.

17.   RESTATEMENT

        Subsequent to the issuance of the Company's Consolidated Financial Statements for the year ended December 28, 2003, it was determined that the foreign currency translation adjustments ("CTA"), which are included as a component of other comprehensive income in the Consolidated Balance Sheets and Consolidated Statements of Stockholders' Equity were incorrectly presented net of tax. The Company considers its investment in its foreign subsidiaries to be a permanent reinvestment and accordingly, under SFAS No. 52 "Foreign Currency Translation" and SFAS No. 109 "Accounting for Income Taxes," a deferred tax liability should not have been recognized on the CTA. The Company had in prior years incorrectly provided a deferred tax liability on the CTA. The effect of this error on each of the prior periods presented is shown in the table below:

	December 28, 2003		December 29, 2002		December 30, 2001
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Long term deferred income taxes	$18,181	$15,647	$4,062	$3,444	$858	$597
Comprehensive Income	4,078	5,994	664	1,021	(407)	(616)
Accumulated Other Comprehensive Income	4,191	6,725	113	731	(551)	(290)
Total Stockholders Equity	178,972	181,506	170,370	170,988	152,475	152,736

        This restatement did not have any impact on the Company's Consolidated Statements of Income or its Consolidated Statements of Cash Flows.

SEROLOGICALS CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

        An analysis of the allowance for doubtful accounts and warranty reserve for the three fiscal years ended January 2, 2005 is as follows (in thousands):

	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts		Deductions	Balance at End of Period
Allowance for Doubtful Accounts
Year Ended January 2, 2005	$1,214	$36		$339	(a)	$(637)	$953
Year Ended December 28, 2003	954	497		500	(b)	(737)	1,214
Year Ended December 29, 2002	1,186	131	(c)	—		(363)	954

	Balance at Beginning of Period	Charged to Net Sales	Charged to Other Accounts		Deductions	Balance at End of Period
Warranty Reserve
Year Ended January 2, 2005	$486	$2,157	$243	(a)	$(1,971)	$915
Year Ended December 28, 2003	227	2,353	114	(b)	(2,208)	486
Year Ended December 29, 2002	137	1,247	—		(1,157)	227

(a)
Reserve established upon purchase of Upstate effective October 1, 2004.

(b)
Reserve established upon purchase of Chemicon effective April 1, 2003.

(c)
Included in this amount is the reversal of $0.4 million of allowance established upon purchase of Intergen on December 13, 2001.

EXHIBIT INDEX

Exhibit No.	Description
2.1.1	Agreement of Purchase and Sale, dated November 30, 1998, between the Registrant and Bayer Corporation (Exhibit 2.1 to the Registrant's Current Report on Form 8-K, dated January 12, 1999, is hereby incorporated by reference).
2.1.2
First Amendment to the Agreement of Purchase and Sale, dated December 29, 1998, between the Registrant and Bayer Corporation (Exhibit 2.2 to the Registrant's Current Report on Form 8-K, dated March 15, 1999, is hereby incorporated by reference).
2.2.1
Plan and Agreement of Merger dated November 5, 2001, by and among the Registrant, Intergen Company, L.P., Serocor Incorporated and Intergen Investors, L.P. (Exhibit 2.1 to the Registrant's Current Report on Form 8-K, dated December 19, 2001, is hereby incorporated by reference).
2.2.2
Amendment to Plan and Agreement of Merger dated December 13, 2001, to Plan and Agreement of Merger dated November 5, 2001, by and among the Registrant, Intergen Company, L.P., Serocor Incorporated and Intergen Investors, L.P. (Exhibit 2.2 to the Registrant's Current Report on Form 8-K, dated December 19, 2001, is hereby incorporated by reference).
2.2.3
Earnout Agreement dated December 13, 2001, by and among the Registrant, Intergen Investors, L.P., STJ Bio Corp., Spencer Paige Corp., Ronald Dilling, Donald Gutenkunst, President and Fellows of Harvard College and University of Illinois Foundation (Exhibit 2.3 to the Registrant's Current Report on Form 8-K, dated December 19, 2001, is hereby incorporated by reference).
2.3.1
Amended and Restated Securities Purchase Agreement, dated as of February 11, 2003, between Serologicals Research Products, Inc. and Falcon International Investment Holdings LLC (Exhibit 2.1 to the Company's Current Report on Form 8-K, dated April 11, 2003, is hereby incorporated by reference).
2.3.2
European Purchase Agreement, dated February 11, 2003, between Serologicals Research Products, Inc. and Falcon International Investment Holdings LLC (Exhibit 2.6 to the Registrant's Annual Report on Form 10-K for the year ended December 29, 2002 is hereby incorporated by reference).
2.3.3
Deed of Variation, dated April 4, 2003, between Serologicals Research Products, Inc. and Falcon International Investment Holdings LLC (Exhibit 2.2 to the Registrant's Current Report on Form 8-K, dated April 11, 2003, is hereby incorporated by reference).
2.3.4
Guaranty Agreement dated February 11, 2003 by and among Serologicals Research Products, Inc., The Beckman Family Trust, David Alan Beckman, Keiko Koga Beckman and Falcon International Investment Holdings LLC (Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the period ending December 29, 2002 is hereby incorporated by reference).
2.4.1
Stock Purchase Agreement, dated as of December 19, 2003, by and among Gradipore Limited, Gradipore Inc., Serologicals Finance Company and Serologicals Corporation (Exhibit 2.1 to the Registrant's Current Report on Form 8-K, dated January 27, 2004, is hereby incorporated by reference).
2.4.2
First Amendment, dated as of January 15, 2004, to the Stock Purchase Agreement, dated as of December 19, 2003, by and among Gradipore Limited, Gradipore Inc., Serologicals Finance Company and Serologicals Corporation (Exhibit 2.2 to the Registrant's Current Report on Form 8-K, dated January 27, 2004, is hereby incorporated by reference).

2.4.3
Exchange Agreement, dated as of December 17, 2004, between Life Therapeutics Limited and Serologicals Finance Company (Exhibit 1.1 to the Registrant's Current Report on Form 8-K dated December 17, 2004 is hereby incorporated by reference).
2.4.4
Promissory Note, dated as of December 17, 2004, made by Life Therapeutics Limited, Life Gels, Inc., Life Therapeutics Plasma Holdings, Inc., LifeSera, Inc., LifeSera Nevada, Inc., LifeSera Business Trust, LifeSera Investments, LLC, LifeSera Management Partnership, LP, and Allegheny Biologicals, Inc. to Serologicals Finance Company (Exhibit 1.2 to the Registrant's Current Report on Form 8-K dated December 17, 2004 is hereby incorporated by reference).
2.4.5
Mutual Release Agreement, dated as of December 17, 2004, by Life Therapeutics Limited, Life Gels, Inc., Life Therapeutics Plasma Holdings, Inc., LifeSera, Inc., LifeSera Nevada, Inc., LifeSera Business Trust, LifeSera Investments, LLC, LifeSera Management Partnership, LP, and Allegheny Biologicals, Inc., on the one hand, and Serologicals Corporation and Serologicals Finance Company, on the other hand (Exhibit 1.3 to the Registrant's Current Report on Form 8-K dated December 17, 2004 is hereby incorporated by reference).
2.5.1
Plan and Agreement of Merger, dated as of June 29, 2004, by and among the Registrant, Carmel Acquisition Corporation, AltaGen BioSciences, Inc. and William R. Srigley (Exhibit 2.1 to the Registrant's Current Report on Form 8-K, dated June 30, 2004, is hereby incorporated by reference).
2.5.2
Earnout and Indemnity Agreement, dated as of June 29, 2004, by and among the Registrant, AltaGen BioSciences, Inc. and Mr. William R. Srigley (Exhibit 2.2 to the Registrant's Current Report on Form 8-K, dated June 30, 2004, is hereby incorporated by reference).
2.6.1
Agreement and Plan of Merger, dated as of September 7, 2004, by and among the Registrant, Upstate Acquisition Company, LLC, Upstate Group, Inc. and the Stockholder Representative (Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated September 7, 2004 is hereby incorporated by reference).
2.6.2.
Amendment to Agreement and Plan of Merger, dated as of October 14, 2004, by and among the Registrant and Upstate Group, Inc. (Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated October 14, 2004 is hereby incorporated by reference).
2.6.3
Registration Rights Agreement, dated as of October 14, 2004, by and among the Registrant and certain former stockholders of Upstate Group, Inc. (Exhibit 4.1 to the Registrant's Registration Statement of Form S-3 (file number 333-120379) filed on November 10, 2004 is hereby incorporated by reference).
3.1.1	Amended and Restated Certificate of Incorporation (Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 29, 2002 is hereby incorporated by reference).
3.2.1	Amended and Restated By-laws (Exhibit 3.4 to the Registrant's Registration Statement on Form S-1 (File No. 33-91176), effective June 14, 1995, is hereby incorporated by reference).
4.1.1	Specimen Common Stock Certificate (Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (File No. 33-91176), effective June 14, 1995, is hereby incorporated by reference).
4.1.2	Specimen Form of Rights Certificate (incorporated herein by reference to Exhibit 2.1 of the Registration Statement on Form 8-A filed August 10, 1999).
4.1.3
Form of Rights Agreement, dated as of August 2, 1999, between the Company and State Street Bank & Trust Company, N.A. (incorporated herein by reference to Exhibit 2.2 of the Registration Statement on Form 8-A filed August 10, 1999).

4.1.4
Form of Certificate of Designation, Preferences and Rights of Series B Preferred Stock (incorporated herein by reference to Exhibit 2.3 of the Registration Statement on Form 8-A filed August 10, 1999).
4.1.5	Summary of Rights Plan (incorporated herein by reference to Exhibit 2.4 of the Registration Statement on Form 8-A filed August 10, 1999).
4.2.1
Indenture, dated as of August 20, 2003, between Serologicals Corporation and The Bank of New York, as Trustee, for the 4.75% Convertible Senior Subordinated Debentures due 2033, including the form of 4.75% Convertible Senior Subordinated Debentures due 2033 (Exhibit 4.1 to the Company's Current Report on Form 8-K, dated August 21, 2003 is hereby incorporated by reference).
4.2.2
Registration Rights Agreement, dated as of August 20, 2003, by and among Serologicals Corporation and Banc of America Securities LLC, J.P. Morgan Securities Inc. and UBS Securities LLC, as representatives of the initial purchasers of the Registrant's 4.75% Convertible Senior Subordinated Debentures due 2033 (Exhibit 4.2 to the Company's Current Report on Form 8-K, dated August 21, 2003 is hereby incorporated by reference).
10.1.1
$125,000,000 Credit Agreement, dated as of October 14, 2004, among the Registrant, as Borrower, the several lenders from time to time parties thereto, LaSalle Bank National Association, as Documentation Agent, Bank of America, N.A., as Syndication Agent and JP Morgan Chase Bank, as Administrative Agent (Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated October 14, 2004 is hereby incorporated by reference).
10.1.2
Lease Agreement dated October 6, 2000, between the Registrant and Spalding Triangle, L.L.C. (Exhibit 10.29 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 24, 2000 is hereby incorporated by reference).
10.1.3
Agreement for Design/Build Services on a Guaranteed Maximum Cost Basis, dated March 19, 2003 by and between the Registrant and CRB Builders (Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 2003 is hereby incorporated by reference).
10.1.4
Standard Industrial/Commercial Single-Tenant Lease, dated November 22, 1999 by and David A. Beckman, as Trustee of the Beckman Family Trust and Chemicon International, Inc. (Exhibit 10.22.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 2003 is hereby incorporated by reference).
10.1.5
First Amendment to Real Estate Lease, dated March 31, 2003 by and amount David A. Beckman, as Trustee of the Beckman Family Trust and Chemicon International, Inc. (Exhibit 10.22.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 2003 is hereby incorporated by reference).
10.2.1
1994 Second Amended and Restated Omnibus Incentive Plan, as amended (Exhibit 10.7.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 25, 2000, is hereby incorporated by reference).†
10.2.2	Form of Second Revised Stock Option Agreement (Exhibit 10.4.1 to the Registrant's Annual Report on Form 10-K for the year ended December 29, 2002 is hereby incorporated by reference).†
10.2.3	Form of Third Revised Stock Option Agreement (Exhibit 10.4.2 to the Registrant's Annual Report on Form 10-K for the year ended December 29, 2002 is hereby incorporated by reference).†
10.2.4
Amended and Restated 1995 Non-Employee Directors' Stock Option Plan, as Amended (Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 2000 is hereby incorporated by reference).†

10.2.5	1996 Employee Stock Purchase Plan (Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 29, 2002 is hereby incorporated by reference).†
10.2.6	Serologicals Corporation 1996 UK Sharesave Scheme (Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 29, 2002 is hereby incorporated by reference).†
10.2.7
Serologicals Corporation UK Share Incentive Plan (Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-104703), effective April 23, 2003, is hereby incorporated by reference).†
10.2.8
Form of Change in Control Executive Severance Package between the Registrant and each Vice President. (Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 2003 is hereby incorporated by reference).†
10.2.9
Serologicals Corporation 2001 Stock Incentive Plan (Appendix B to the Registrant's definitive Schedule 14A filed with the Securities and Exchange Commission on April 4, 2001 is hereby incorporated by reference).†
10.2.10	Employment Agreement between the Company and David A. Dodd (Exhibit 10.27 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 25, 2000 is hereby incorporated by reference).†
10.2.11
Change in Control Executive Severance Package between the Registrant and David A. Dodd (Exhibit 10.10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 2003 is hereby incorporated by reference).†
10.2.12
Employment Agreement between the Registrant and Harold W. Ingalls (Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the period ending September 30, 2001 is hereby incorporated by reference).†
10.2.13
Revised Employment Agreement between the Registrant and Jeffrey D. Linton (Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 30, 2003 is hereby incorporated by reference).†
10.2.14
Employment Agreement between the Registrant and Robert P. Collins (Exhibit 10.1 to the Registrant's Quarterly Report on Form 10Q for the period ended September 30, 2001, is incorporated herein by reference).†
10.2.15
Employment Agreement between the Registrant and Sue Sutton-Jones (Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 is hereby incorporated by reference). †
10.2.16
Employment Agreement between the Registrant and Joseph T. Kozma (Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the period ending December 30, 2001 is hereby incorporated by reference).†
10.2.17
Employment Agreement between the Registrant and James J. Kramer, Ph. D. (Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ending June 30, 2002 is hereby incorporated by reference).†
10.2.18
Employment Agreement between the Registrant and David L. Bellitt (Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the period ending December 29, 2002 is hereby incorporated by reference).†
10.2.19
Employment Agreement between the Registrant and Philip A. Theodore. (Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 2003 is hereby incorporated by reference).†

10.2.20
Employment Agreement between the Registrant and Dennis W. Harris, Ph.D. (Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 28, 2004 is hereby incorporated by reference).†
10.2.21
Employment Agreement, dated September 7, 2004, between the Registrant and Ian W. Ratcliffe (Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated September 14, 2004 is hereby incorporated by reference).†
10.2.22
Change in Control Executive Severance Agreement, dated September 7, 2004, between the Registrant and Ian W. Ratcliffe (Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated October 14, 2004 is hereby incorporated by reference).†
10.2.23
Non-Competition Agreement, dated September 7, 2004, between the Registrant and Ian W. Ratcliffe (Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated October 14, 2004 is hereby incorporated by reference).†
10.2.24
Employment Agreement between the Registrant and Robert J. Brown (Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 27, 2004 is hereby incorporated by reference).†
10.2.25	Employment Agreement between the Registrant and Samuel R. Schwartz*†
14.1	Code of Ethics (Exhibit 14.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 2003 is hereby incorporated by reference).
21	Subsidiaries of the Registrant.*
23.1	Consent of Deloitte & Touche LLP.*
31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*

*
Filed herewith

†
Compensatory Plan or Arrangement

QuickLinks

TABLE OF CONTENTS
PART I. SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
  Item 1. Business.
  Item 2. Properties.
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II.
  Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III.
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV.
  Item 15. Exhibits, Financial Statement Schedules.
SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
SEROLOGICALS CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS January 2, 2005 and December 28, 2003 (in thousands, except share amounts)
SEROLOGICALS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME For the Years Ended January 2, 2005, December 28, 2003 and December 29, 2002 (in thousands, except per share amounts)
SEROLOGICALS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY For the Years Ended January 2, 2005, December 28, 2003 and December 29, 2002 (in thousands)
SEROLOGICALS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended January 2, 2005, December 28, 2003 and December 29, 2002 (in thousands)
SEROLOGICALS CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS January 2, 2005, December 28, 2003 and December 29, 2002
SEROLOGICALS CORPORATION SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
EXHIBIT INDEX