Form 10-Q
period 2005-04-03
SEROLOGICALS CORP
filed 2005-05-18
CIK 767673

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2005
OR
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at May 2, 2005
Common Stock, $0.01 par value per share	34,778,342

INDEX

SEROLOGICALS CORPORATION AND SUBSIDIARIES

PART I.

Item 1. Financial Statements

SEROLOGICALS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands)

	April 3, 2005	January 2, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,579	$33,024
Short-term investments	34,130	29,030
Trade accounts receivable, net	34,236	46,899
Inventories	54,250	49,846
Other current assets	16,479	15,226

Total current assets	158,674	174,025
PROPERTY AND EQUIPMENT, NET	97,542	96,887
GOODWILL	243,795	241,038
INTANGIBLE ASSETS, NET	124,481	121,647
OTHER ASSETS	5,971	6,210

Total assets	$630,463	$639,807

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,343	$11,827
Accrued liabilities	22,903	37,336
Current maturities on capital lease obligations	2,835	2,419

Total current liabilities	35,081	51,582
CONVERTIBLE SUBORDINATED DEBENTURES	128,679	130,395
LONG TERM DEBT LESS CURRENT MATURITIES	1,024	2,194
DEFERRED INCOME TAXES	41,311	38,012
OTHER LIABILITIES	2,396	1,093

Total liabilities	208,491	223,276

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock	—	—
Common stock	380	377
Additional paid-in capital	338,933	334,429
Retained earnings	93,272	91,378
Accumulated other comprehensive income	10,325	11,046
Less:
Common stock held in treasury	(20,347)	(20,347)
Deferred compensation	(591)	(352)

Total stockholders' equity	421,972	416,531

Total liabilities and stockholders' equity	$630,463	$639,807

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEROLOGICALS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited and in thousands, except share and per share amounts)

	Quarter Ended
	April 3, 2005	March 28, 2004
NET REVENUES	$56,635	$36,504
COST OF REVENUES	25,796	17,034

Gross profit	30,839	19,470

OPERATING EXPENSES:
Selling, general and administrative	20,293	11,686
Research and development	4,485	1,966
Amortization of intangibles	1,763	656

OPERATING INCOME	4,298	5,162
Other expenses (income), net	101	(156)
Interest expense	1,803	1,057
Interest (income)	(288)	(191)

INCOME FROM OPERATIONS	2,682	4,452
PROVISION FOR INCOME TAXES	778	1,469

NET INCOME	$1,904	$2,983

NET INCOME PER SHARE:
Basic	$0.06	$0.12

Diluted	$0.05	$0.11

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	34,580,700	24,830,246

Diluted	35,269,805	34,185,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEROLOGICALS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Quarter Ended
	April 3, 2005	March 28, 2004
OPERATING ACTIVITIES:
Net income	$1,904	$2,983

Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation and amortization	3,930	2,624
Tax benefit from exercise of stock options	2,223	508
Deferred and other compensation	39	21
Deferred income tax provision	—	123
Other, net	68	—
Changes in operating assets and liabilities, net of acquisition of business:
Trade accounts receivable, net	13,068	13,603
Inventories	(2,338)	(3,672)
Other current assets	(1,140)	486
Accounts payable	(2,746)	(111)
Accrued liabilities	(14,551)	(4,283)
Other, net	(214)	198

Total adjustments	(1,661)	9,497

Net cash provided by operating activities	243	12,480

INVESTING ACTIVITIES:
Purchases of short-term investments	(20,935)	(23,200)
Proceeds from sale of short-term investments	15,835	8,600
Purchases of property and equipment	(2,904)	(5,535)
Disposition of businesses	—	3,500
Purchase of business, net of cash acquired	(6,830)	—
Other, net	—	(100)

Net cash used in investing activities	(14,834)	(16,735)

FINANCING ACTIVITIES:
Payments on capital lease obligations	(813)	—
Proceeds from issuance of stock under stock plans	2,005	1,274

Net cash provided by financing activities	1,192	1,274

Net cash (provided) used by discontinued operations:
Operating activities	—	(2,500)
Investing activities	—	737

	—	(1,763)

Effects of exchange rate changes on cash and cash equivalents	(46)	90

Net decrease in cash and cash equivalents	(13,445)	(4,654)
Cash and cash equivalents, beginning of period	33,024	21,479

Cash and cash equivalents, end of period	$19,579	$16,825

SUPPLEMENTAL DISCLOSURE:
Cash paid during the period for:
Interest paid, net of amounts capitalized	$2,736	$2,199
Income taxes paid	994	1,773
Non-cash investing and financing activities:
Acquisition earnout payable	134	438

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEROLOGICALS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 3, 2005
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

  Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements include the accounts of Serologicals and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, considered necessary to present fairly Serologicals' financial position, results of operations and cash flows at the dates and for the periods presented. Interim results of operations are not necessarily indicative of results to be expected for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements as of January 2, 2005 and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 2, 2005.

  Inventories

        Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. Market for inventories is replacement cost for raw materials or net realizable value for all other categories.

        Inventories at April 3, 2005 and January 2, 2005 consisted of the following (in thousands):

	April 3, 2005	January 2, 2005
Raw materials	$11,737	$10,950
Work in process	14,295	12,995
Finished goods	28,218	25,901

	$54,250	$49,846

  Derivative Financial Instruments

        In October 2003, the Company entered into interest rate swap agreements relating to $70 million principal amount of its 4.75% Convertible Senior Subordinated Debentures due August 15, 2033 (the "Debentures"). The objective of the swaps is to convert the 4.75% fixed interest rate on this portion of the Debentures to a variable interest rate based on the 6-month LIBOR at the end of each interest period plus a spread of 66 basis points. The gain or loss from changes in the fair value of the swaps is expected to offset the gain or loss from the changes in the fair value of the cash flows from the interest payments on 54% of the Debentures throughout the expected life of the Debentures. At April 3, 2005 and January 2, 2005, the fair market value of the interest rate swaps was a liability of $1.3 million and an asset of $0.4 million, respectively. The fair value of the interest rate swaps was included in "Other long term liabilities" and "Other assets" at April 3, 2005 and January 2, 2005, respectively, in the accompanying Consolidated Balance Sheets. The Company analyzed ineffectiveness on the swaps as of April 3, 2005 and determined that ineffectiveness was immaterial. The interest rate swaps were designated and qualified as a fair value hedge in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" and related interpretations and amendments. Accordingly, the portion of the Debentures hedged reflect the fair value of the changes related to the swap. The Company has presented the carrying value of the Debentures as follows (in thousands):

	April 3, 2005	January 2, 2005
Face value of Debentures	$130,000	$130,000
Fair market value of swaps	(1,321)	395

Carrying value of Debentures	$128,679	$130,395

  Earnings per Share

        Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per share is similar to basic earnings per share, except that net income is adjusted by the after-tax interest expense on the Debentures when they are dilutive and the weighted average number of shares includes the dilutive effect of stock options, stock awards, and the Debentures. The Debentures were anti-dilutive for the three months ended April 3, 2005 and, accordingly, were excluded from the calculation of diluted earnings per share. They were, however, dilutive and included in diluted earnings per share for the three months ended March 28, 2004.

        The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Quarter Ended
	April 3, 2005	March 28, 2004
Numerator:
Net income	$1,904	$2,983
Add back interest expense on convertible debentures, net of income taxes	—	679

Numerator for diluted earnings per share attributable to common stockholders	$1,904	$3,662

Denominator:
Basic earnings per share—weighted average shares outstanding	34,581	24,830
Effect of dilutive securities:
Stock options	615	539
Convertible debentures	—	8,790
Common stock awards	74	27

Diluted earnings per share—weighted average shares outstanding	35,270	34,186

Basic earnings per share	$0.06	$0.12

Diluted earnings per share	$0.05	$0.11

        The following shares issuable under stock option agreements and the Debentures were excluded from the calculation of diluted earnings per share for the periods indicated because either the option price exceded the average market price for the Company's stock or the conversion of the Debentures would have been antidilutive:

	Quarter Ended
	April 3, 2005	March 28, 2004
	(in thousands)
Stock options	40	600

Convertible debentures	8,790	—

Stock-Based Compensation Plan

        The Company accounts for stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost, other than amortization of restricted stock, was reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation (in thousands, except per share amounts):

	Quarter Ended
	April 3, 2005	March 28, 2004
Net income as reported	$1,904	$2,983
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(872)	(497)

Pro forma net income	$1,032	$2,486

Earnings per share:
Basic—as reported	$0.06	$0.12

Basic—pro forma	$0.03	$0.10

Diluted—as reported	$0.05	$0.11

Diluted—pro forma	$0.03	$0.09

        Under SFAS No. 123, the fair value of stock-based awards is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company's stock option grants. These models also require subjective assumptions, including future stock price volatility and expected lives of each option grant. There were no changes in these assumptions from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 2, 2005.

  Comprehensive Income

        The following table sets forth the calculation of comprehensive income for the periods indicated below (in thousands):

	Quarter Ended
	April 3, 2005	March 28, 2004 (As restated)
Net income, as reported	$1,904	$2,983
Other comprehensive income:
Foreign currency translation adjustments	720	380

Comprehensive income	$2,624	$3,363

        As previously disclosed in the Company's Annual Report on Form 10-K for the year ended January 2, 2005, the Company determined that foreign currency translation adjustments were incorrectly presented net of tax for periods prior to the year ended January 2, 2005. As a result, the Company restated the previously reported foreign currency translation adjustments from $0.25 million to $0.38 million for the three months ended March 28, 2004.

2.     ACQUISITIONS

  Specialty Media

        On February 22, 2005 the Company completed the acquisition of Specialty Media, a division of Cell & Molecular Technologies, Inc., wholly owned by Sentigen Holding Corporation (NASDAQ: SGHL). Specialty Media, based in Phillipsburg, New Jersey, develops and supplies a variety of specialty stem cell culture media formulations and supplements, cells and research reagent tools to the life sciences industry. Serologicals acquired all of the assets of Specialty Media for $6.5 million in cash and assumption of certain liabilities. The Specialty Media acquisition provides a number of important strategic additions for our Research segment, most significantly, its products extend Chemicon's stem cell product portfolio.

        The results of Specialty Media were not material to the results of operations for the three months ended April 3, 2005, accordingly, no pro forma disclosure is presented.

        The components of the purchase price were (in thousands):

Cash paid	$6,500
Direct costs	84
Mortgage debt assumed	245
Other liabilities assumed	340

$7,169

        The Company has not completed its valuation of the fair market value of the underlying assets acquired; however at April 3, 2005 the preliminary summary allocation of assets acquired was as follows (in thousands):

Current assets	$630
Property and equipment	509
Intangibles, principally goodwill	6,030

$7,169

  Upstate Group, Inc

        During the first quarter of 2005, the Company completed its evaluation of the purchase price allocation of Upstate Group, Inc., which it acquired in October 2004, based on the estimated fair values of the assets and liabilities assumed as of the date of purchase. The components of the purchase price are as follows (in thousands):

	Preliminary Purchase Price	Adjustments	Final Purchase Price
Stock issued and cash paid to shareholders	$203,325	$—	$203,325
Direct costs of acquisition	3,998	—	3,998
Liabilities assumed	34,781	3,299	38,080

Total consideration and acquisition costs	$242,104	$3,299	$245,403

        During the first quarter of 2005, the Company completed its analysis of the fair market value at the date of acquisition of the finished goods inventory and certain intangible assets resulting in a net increase in these assets and a corresponding net decrease in goodwill of $6.7 million. We also completed our analysis of deferred income taxes arising from the Upstate acquisition, resulting in additional long-term deferred income tax liabilities and a corresponding increase in goodwill of $3.3 million. The final allocation of purchase price to the underlying assets is as follows (in thousands):

	Preliminary Allocation	Adjustments	Final Allocation	Intangible Weighted Average Useful Life
Cash and cash equivalents	$1,238	$—	$1,238
Accounts receivable, net	6,403	—	6,403
Inventory	9,420	2,361	11,781
Other current assets	1,907	—	1,907
Property and equipment	9,515	—	9,515
Developed products	53,200	(1,200)	52,000	17 years
Trademarks and trade name	9,800	—	9,800	Indefinite
Other intangible assets	12,200	5,500	17,700	15 years
Purchased in-process research and development	3,263	—	3,263	Expensed in 2004
Goodwill	135,158	(3,362)	131,796	Indefinite

	$242,104	$3,299	$245,403

3.     DISCONTINUED OPERATIONS

        The Company completed its divestiture of its former therapeutic plasma business on January 15, 2004, effective December 28, 2003. The Company sold the therapeutic plasma business to Life Therapeutics ("Life") (formerly Gradipore Limited), a company based in Sydney, Australia. Under the provisions of Statement of Financial Accounting Standards No. 144, "Impairment of Long-Lived Assets and Discontinued Operations" ("SFAS 144"), this business was classified as a discontinued operation. The results of operations for this business were classified as discontinued operations in all periods presented prior to 2005. There are no results from or assets related to discontinued operations included in the 2005 financial statements.

        Part of the sale proceeds consisted of two secured promissory notes, which were recorded at their estimated net realizable value of $7.9 million. In December 2004, the Company renegotiated the terms of the two promissory notes, combining them into one secured promissory note ("new note") with a stated face value of $7.8 million. The new note receivable bears interest at the applicable federal long-term tax exempt rate and is payable in variable quarterly installments through December 2007. The note is secured by the underlying assets of the business acquired and is guaranteed by Life. In connection with the renegotiation of the notes, Life relinquished its right to assert indemnity claims against the Company. The Company recorded an imputed interest charge on this new note in December 2004 because the stated interest rate on the new note was considered below market.

        Following is a summary of the new note receivable at April 3, 2005 and January 2, 2005 (in thousands):

	April 3, 2005	January 2, 2005
Note receivable at face value	$7,300	$7,800
Less imputed interest	(551)	(551)

Net present value of note	6,749	7,249
Less current portion	(1,449)	(1,948)

Long term portion	$5,300	$5,301

        The current and long term portions of the new note are included in other current assets and other assets, respectively, in the April 3, 2005 and January 2, 2005 consolidated balance sheets. In January 2005, Life made its first quarterly principal payment of $0.5 million on the new note.

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

4.     STOCKHOLDERS' EQUITY AND STOCK COMPENSATION PLAN

  Increase in number of authorized shares of common stock

        On May 11, 2005, the Company's shareholders approved an amendment to Article Four of our Amended and Restated Certificate of Incorporation that increased the number of authorized shares of Common Stock from 50,000,000 shares to 115,000,000 shares.

        An increase in the number of authorized shares of Common Stock was necessary to permit us to reserve the number of shares being authorized for inclusion in the 2005 Incentive Plan (see description below). The availability of the additional authorized shares of Common Stock will permit us to meet advantageous market conditions for the sale of additional Common Stock or securities that are convertible into shares of Common Stock, future acquisitions of the properties or securities of other companies, issuances of stock pursuant to employee benefit plans and our employee stock purchase plan, as well as stock dividends, stock splits and other general corporate purposes.

  Restricted stock

        Periodically the Company has awarded restricted common stock and restricted stock units to eligible key employees under our equity-based incentive plan. These awards have restriction periods tied primarily to employment and service. The awards are recorded at market value on the date of the grant as unearned compensation and compensation expense is recognized over the restriction period on a straight-line basis, net of forfeitures. In the first quarter of 2005, the Company issued shares under this program to certain key employees. These shares were recorded at their fair market value on date of issue, or approximately $0.3 million. These restricted shares cliff vest over three to five years from date of issuance. The Company recorded these shares as outstanding with an offsetting entry to Deferred Compensation, a component of stockholders' equity. The value of these shares is being charged to compensation expense ratably over the vesting period.

  Approval of the 2005 incentive plan

        On May 11, 2005, our shareholders approved the Serologicals Corporation 2005 Incentive Plan (the "2005 Incentive Plan"); under which 10,000,000 shares of our Common Stock are reserved for issuance. The 2005 Incentive Plan provides specific limitations on the size of grants in any year that any one participant in the 2005 Incentive Plan may be granted in any calendar year. Pursuant to the 2005 Incentive Plan, the Committee is authorized to issue awards consisting of stock options, deferred stock units, performance share units, restricted stock, restricted stock units, stock appreciation rights ("SARs") and other stock-based awards and cash payments. The purposes of the 2005 Incentive Plan are to encourage ownership of our Common Stock by key persons whose long-term employment and service is considered essential to our continued progress and to provide cash awards to such persons based on the increase in the value of our Common Stock. Such awards are intended to align participants' and shareowners' interests.

        The 2005 Incentive Plan replaced and superseded the Prior Plan. The Prior Plan automatically terminated as of the date our shareowners approved the 2005 Incentive Plan, except that such termination does not affect any grants or awards outstanding under the Prior Plan. Shares previously reserved for issuance under the Serologicals Corporation Stock Incentive Plan, which was approved by our shareowners on May 8, 2001 (the "Prior Plan"), that remain available for grants under the Prior Plan and any shares subject to awards under the Prior Plan that subsequently are forfeited, cancelled or expire unexercised also will be available under the 2005 Incentive Plan.

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

        In order to increase the accountability for both revenue growth and our profitability, we made the decision in late 2004 to switch from a company organized primarily by functional organizational units to a company with three separate operating units along with a corporate group. The Celliance operating unit, which was announced in November 2004, is focused on the bioprocessing marketplace. Celliance is responsible for the research, development, manufacturing and commercialization of our cell culture products, diagnostic products and contract research services. Beginning in 2005, we are reporting operating results in two business segments, "Bioprocessing Products and Services" and "Research Products and Services." The operations of Celliance will represent the Bioprocessing segment and the operations of Chemicon and Upstate will continue to represent the Research segment.

        Our Research segment sells a broad range of research products, including specialty reagents, kits, antibodies and molecular biology tools to research customers working in the areas of neuroscience, infectious disease, oncology, stem cell research and cell signaling. We are also a leading supplier of monoclonal antibodies, conjugates, antibody blends and molecular and cell biology-based detection kits for use in diagnostic laboratories. As a result of our acquisition of Upstate, we are one of the leading suppliers of tools for kinase research and one of the leading providers of drug discovery services to pharmaceutical companies targeting kinase biology-based drugs. We market our research products and services under our Chemicon® and Upstate® brand names.

        Our Bioprocessing segment sells a variety of cell culture products, including highly purified proteins and tissue culture media components. These products are used primarily by biopharmaceutical and biotechnology companies as nutrient additives in cell culture media. Our most significant product within the Cell Culture segment is EX-CYTE®, a patented serum-free solution of cholesterol, lipoproteins and fatty acids. EX-CYTE® is used, in combination with other cell culture supplements, to reduce or replace animal serum in cell culture processes. We also provide a range of serum-based products in this segment, including BSA, under the brand name "Probumin™", for which we are the world's leading supplier.. We also sell recombinant human insulin, under the brand name of "Incelligent™", for use as a media supplement. In addition, we provide contract research services in the areas of cell-line development, process development, protein expression, in vivo research and molecular biology optimization and media formulation. We market our all of cell culture products and services under our Celliance™ brand name. This segment also manufactures and sells monoclonal antibodies that are used in products such as blood typing reagents and in controls for diagnostic tests for certain infectious diseases. We believe these products comprise the world's most comprehensive range of commercially available human monoclonal antibodies for blood grouping. These products are also marketed under our Celliance™ brand name.

        In 2004, our business was organized in three business segments: Research, Cell Culture and Diagnostics. These segments were based primarily on the differing production, manufacturing and other value-added processes that we performed with respect to our products and, to a lesser extent, the differing nature of the ultimate end use of our products. All amounts in this Quarterly Report on Form 10-Q reflect the restatement of the 2004 segments so that they are consistent with the current year presentation.

        The Company's segment net revenues and gross profit for the three months ended April 3, 2005 and March 28, 2004 were as follows (in thousands):

	Quarter Ended
	April 3, 2005	March 28, 2004
Net revenues:
Research	$32,161	$15,171
Bioprocessing	24,474	21,333

Total	$56,635	$36,504

Gross Profit:
Research	$20,301	$9,307
Bioprocessing	10,538	10,163

Total	$30,839	$19,470

        Prior to 2005, the Company did not determine operating income and income before income taxes or segregate assets by segment because a significant portion of selling, general and administrative expenses, research and development expenses and assets were shared and not allocated to operating units. Beginning in 2005, with the decision to switch from a company organized primarily by functional organizational units to a company with distinct operating units in two business segments and a separate corporate group, we are able to provide additional segment information for 2005 as follows (in thousands); however, comparable information for 2004 is not meaningful and as a result not presented:

	Quarter ended April 3, 2005
	Research	Bioprocessing	Corporate	Total
Gross profit	$20,301	$10,538	$—	$30,839
Selling, general and administrative expenses	11,892	3,861	4,540	20,293
Research and development	3,430	815	240	4,485
Amortization	1,486	277	—	1,763

Operating income (loss)	3,493	5,585	(4,780)	4,298
Other expense (income), net	116	(28)	1,528	1,616

Income (loss) before income tax	$3,377	$5,613	$(6,309)	$2,682

Assets at April 3, 2005	$375,683	$190,407	$64,372	$630,462

Forward-Looking Statements

        This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 about Serologicals Corporation and its subsidiaries (collectively, "Serologicals" or the "Company," "we," "our" or "us") that are subject to risks and uncertainties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements may be identified by the use of words such as "may," "will," "expect," "anticipate," "intend," "estimate," "plan," "believe," or "continue" and other words of similar meaning or future or conditional verbs such as "should," "would" and "could." Forward-looking statements include discussions of our expected business outlook, future operations, financial performance, pending acquisitions, financial strategies, future working capital needs and projected industry trends, as well as our strategies for growth, product development, regulatory approvals and compliance, market position and expenditures.

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

        All forward-looking statements contained in this Quarterly Report on Form 10-Q are qualified in their entirety by reference to the factors discussed throughout this Report. The following cautionary statements identify important factors that could cause our actual results to differ materially from those discussed in the forward-looking statements made in this Report. Among the factors that could cause our actual results to differ materially are:

  •
  our ability to implement our growth strategy;

  •
  our ability to integrate a recent significant acquisition;

  •
  our ability to manage our growth;

  •
  our ability to raise capital;

  •
  our ability to compete effectively within our industry;

  •
  the availability and cost of raw materials;

  •
  our dependence on a supply of recombinant human insulin from a third party for a significant portion of the revenues in our Bioprocessing segment;

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

  •
  the risks associated with our international operations; and

  •
  the other risks described under the caption "Cautionary Statements" in our Annual Report on Form 10K for the fiscal year ended January 2, 2005.

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

        In order to increase the accountability for both revenue growth and our profitability, we made the decision in late 2004 to switch from a company organized primarily by functional organizational units to a company with three separate operating units along with a corporate group. As a result, the Celliance™ business unit was announced in November 2004 to focus on the bioprocessing marketplace. Celliance™ is responsible for the research, development, manufacturing and commercialization of our cell culture products, diagnostic products and contract research services. Beginning in 2005, we are reporting operating results in two business segments, "Bioprocessing Products and Services" and "Research Products and Services." The operations of Celliance™ will represent the Bioprocessing segment and the operations of Chemicon® and Upstate® will continue to represent the Research segment.

        Our Research segment sells a broad range of research products, including specialty reagents, kits, antibodies and molecular biology tools to research customers working in the areas of neuroscience, infectious disease, oncology, stem cell research and cell signaling. We are also a leading supplier of monoclonal antibodies, conjugates, antibody blends and molecular biology-based detection kits for use in diagnostic laboratories. As a result of our acquisition of Upstate, we are one of the leading suppliers of tools for kinase research and one of the leading providers of drug discovery services to pharmaceutical companies targeting kinase biology-based drugs. We market our research products and services under our Chemicon® and Upstate® brand names.

        Our Bioprocessing segment sells a variety of cell culture products, including highly purified proteins and tissue culture media components. These products are used primarily by biopharmaceutical and biotechnology companies as nutrient additives in cell culture media. Our most significant product within the Bioprocessing segment is EX-CYTE®, a patented serum-free solution of cholesterol, lipoproteins and fatty acids. EX-CYTE® is used, in combination with other cell culture supplements, to reduce or replace animal serum in cell culture processes. We also provide a range of serum-based products in this segment, including BSA, under the brand name "Probumin™", for which we are the world's leading supplier. We also sell recombinant human insulin, under the brand name of "Incelligent™", for use as a media supplement. In addition, we provide contract research services in the areas of cell-line development, process development, protein expression, in vivo research and molecular biology optimization and media formulation. We market all of our cell culture products and services under our Celliance™ brand name. This segment also manufactures and sells monoclonal antibodies that are used in products such as blood typing reagents and in controls for diagnostic tests for certain infectious diseases. We believe these products comprise the world's most comprehensive range of commercially available human monoclonal antibodies for blood grouping. These products are also marketed under our Celliance™ brand name.

        In 2004, our business was organized in three business segments: Research, Cell Culture and Diagnostics. These segments were based primarily on the differing production, manufacturing and other value-added processes that we perform with respect to the products and, to a lesser extent, the differing nature of the ultimate end use of our products. All amounts in this Quarterly Report on Form 10-Q reflect the restatement of the 2004 segments so that they are consistent with the current year presentation.

Critical Accounting Policies

        There have been no material changes to our critical accounting policies from those discussed under the caption "Critical Accounting Policies" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended January 2, 2005.

Results of Operations

Overview

        The following discussion and analysis of Serologicals' financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto included in this Quarterly Report on Form 10-Q.

        The following table sets forth certain consolidated operating data as a percentage of net revenues for the periods indicated below:

	Quarter Ended
	April 3, 2005	March 28, 2004
Net revenues	100.0%	100.0%
Gross profit	54.5%	53.3%
Selling, general and administrative expenses	35.8%	32.0%
Research and development expenses	7.9%	5.4%
Amortization of intangibles	3.1%	1.8%
Operating income	7.6%	14.1%
Net income	3.4%	8.2%

        The following tables set forth a breakdown of revenue and gross profit contributed by segment for the three months ended April 3, 2005 and March 28, 2004 (dollars in thousands):

	Quarter Ended
	April 3, 2005		March 28, 2004
	Actual	% Total	Actual	% Total
Revenue:
Research	$32,161	57%	$15,171	42%
Bioprocessing	24,474	43%	21,333	58%

	$56,635	100%	$36,504	100%

	Quarter Ended
	April 3, 2005		March 28, 2004
	Actual	Gross Margin %	Actual	Gross Margin %
Gross Profit:
Research	$20,301	63%	$9,307	61%
Bioprocessing	10,538	43%	10,163	48%

	$30,839	54%	$19,470	53%

  Net Revenues, Gross Profit and Gross Margin

        Consolidated.    Consolidated net revenues increased 55.1%, to $56.6 million, in the first quarter ended April 3, 2005, compared to $36.5 million in the same period last year primarily from the inclusion of Upstate in 2005 and overall increased sales unit volumes in certain key products as discussed below. Consolidated gross profits increased from $19.5 million in the first quarter of 2004 to $30.8 million in the first quarter of 2005, primarily due to the inclusion of Upstate in the first quarter of 2005. Gross margins increased slightly to 54.5% in the first quarter of 2005 compared to 53.3% in the prior year quarter, due to inclusion of Upstate in 2005, but were partially offset by lower margins arising from the Bioprocessing product mix. Additionally, first quarter 2005 gross profits included a one time charge of approximately $0.6 million primarily resulting from adjustments to inventory arising from the acquisition of Upstate.

        Research.    Net revenue in the first quarter of 2005 increased approximately $16.9 million, or 111%, over the prior year quarter. In addition to the increased revenue recorded as the result of the Upstate acquisition, Chemicon achieved revenue growth of 5.9% which was driven by contributions in the areas of neuroscience, molecular biology, bulk reagents and custom services. Upstate revenue, while not included in our first quarter 2004 operating results, grew 20% compared to the first quarter of 2004. Upstate growth was driven primarily by increases in revenue from kinase profiling services. Research revenues increased 16% in Asia, 14% in Europe and 11% in North America compared to the prior year quarter. Revenues from these three geographic regions represented approximately 91% and 89% of research product revenues for the first quarter of 2005 and 2004, respectively. Gross margins for the first quarter 2005 improved by 1.8 percentage points over the prior year quarter to 63.1% primarily due to the contribution by Upstate at 65% in 2005. Changes in foreign currency exchange rates were immaterial to foreign-currency denominated Research segment revenues in the first quarter of 2005 and 2004. Gross margins in the Research segment were unaffected by currency rates in the first quarter of 2005 compared to a 1% reduction in margins in the first quarter of 2004. Recognized losses on foreign exchange transactions were immaterial in the first quarter of 2005 and 2004.

        Bioprocessing.    The following table sets forth a breakdown of net revenue for the key products in the Bioprocessing segment (in thousands):

	Quarter Ended
	April 3, 2005	March 28, 2004
EX-CYTE®	$2,752	$3,604
Probumin™ BSA	4,396	4,166
Incelligent™	6,771	5,155
Monoclonal antibodies	6,502	5,389
Other bioprocessing products	4,053	3,019

	$24,474	$21,333

        Bioprocessing revenue increased by 15%, or $3.2 million, to $24.5 million over the first quarter of 2004. EX-CYTE® sales in the current quarter decreased by 24.5% compared to the first quarter of 2004 due to timing of customer delivery requirements. Sales of Celliance's proprietary bovine serum albumin (Probumin™ BSA) in the first quarter of 2005 increased 1.2% over the first quarter of 2004. Sales of recombinant human insulin (Incelligent™) increased by 31.3% compared to the first quarter of 2004 primarily due to customer delivery requirements. Sales of monoclonal antibodies increased 20.5% in the first quarter of 2005 over the first quarter of 2004. The quarterly revenue growth in Bioprocessing came from North America, where revenue increased 16% over 2004, and Europe, where revenue increased 15% over 2004. Sales to the rest of the world were flat compared with the first quarter of 2004. Revenues in 2005 reflect modest price increases over the prior year quarter.

        Bioprocessing gross margins during the first three months of 2004 included a charge of approximately $0.5 million or 2% of Bioprocessing revenue, related to a production halt at our Toronto facility early in the first quarter of 2004 due to a "mad-cow" disease scare in Washington state. The production halt resulted from our inability to transport raw materials from our U.S. supplier to our facility in Toronto. As a result, much of our Toronto plant was idle for approximately one month in 2004 until all of the importation clearances from the Canadian government were obtained. The plant became fully operational and has been running near capacity since it reopened in early 2004.

        Changes in foreign currency exchange rates were neutral to foreign-denominated Bioprocessing segment revenues in the first quarter of 2005 and 2004. Gross margins in the Bioprocessing segment were reduced by 1% due to currency rates in the first quarter of 2005 compared to a reduction of 2% in the first quarter of 2004. Recognized losses on foreign exchange transactions were immaterial in the first quarter of 2005 and 2004.

  Selling, General and Administrative Expenses

        Consolidated selling, general and administrative ("SG&A") expenses were $20.3 million, or 35.8%, of revenues for the first quarter of 2005, compared to $11.7 million, or 32%, of revenues in the first quarter of 2004. SG&A during the first quarter of 2005 increased by $8.6 million compared to the same period in the prior year primarily due to the inclusion of Upstate in 2005. Additionally, SG&A in the first quarter of 2005 included approximately $1 million in costs incurred for the continued integration of Upstate. The majority of these integration costs were incurred in cross training our sales force to sell all product offerings and integration of various Research selling, customer service and marketing efforts. Excluding Upstate and the related integration costs, SG&A in 2005 would have been 31.9% of revenue, which is comparable with the first quarter of 2004. We have maintained a continued focus on eliminating excess costs throughout the organization; however, we continue to experience growing public company costs and have incurred increased incentive compensation expense on a quarter over quarter basis.

  Research and Development Expenses

        Consolidated research and development expense increased to $4.5 million or 7.9% of revenues during the first quarter of 2005 as compared to $2 million or 5.4% of revenues during the same quarter in 2004. Research and development expenses increased in the first quarter of 2005 by $2.5 million primarily due to the inclusion of Upstate.

        Our Research segment introduced 384 new products during the first quarter of 2005, including new Chemicon assays and reagents focused in the areas of neuroscience and stem cell research and a range of new Upstate kinases and multiplex Beadlyte® assays. Upstate continues to expand its industry position by providing over 220 kinases in their selectivity panel with an aggressive plan to substantially increase its kinase panel by the end of 2005. Recently, Upstate announced the launch of a new immunoprecipitation (IP) product called Catch and Release®,which is a faster, simpler and more reproducible method of completing traditional IP. Upstate also introduced Pathway Profiler™, a new service which measures cell-based signaling cascades (cell communication pathways) and provides drug development companies with a unique insight into their therapy and its efficacy within a cell.

        During 2005, we continued to advance various projects in the Bioprocessing segment related to the characterization and performance of EX-CYTE® and development of new cell culture supplements. This segment recently introduced Hybri-CYTE™, a serum-free cell culture supplement designed for use with hybridoma cell lines. Hybri-CYTE™ is the first in a new line of supplements that are designed specifically to eliminate the use of fetal bovine serum while incorporating a number of Celliance's proprietary cell culture products including EX-CYTE®, Probumin™ BSA and Incelligent™ animal-free insulin. A patent has been filed for Hybri-CYTE™. The new product has been introduced in both Europe and North America and more than 20 product samples are currently being provided to customers. Additional product extensions are expected to launch later this year.

  Amortization of Intangibles

        Amortization of intangibles increased from $0.7 million during the first three months of 2004 to $1.8 million for the same period in 2005 due to the acquisition of Upstate effective October 1, 2004.

  Other Expenses (Income), Net

        Other expenses (income), net in 2005 consists primarily of gains and losses from foreign currency transactions. Recognized losses on foreign exchange transactions were $0.1 million during the three months ended April 3, 2005, compared to $0.2 million during the same period during 2004. In 2004 other expenses (income), net included $0.4 million in income from providing certain administrative transition services to the buyer of the therapeutic plasma business. We did not have any additional income from transition services after the second quarter of 2004.

  Interest Expense

        Interest expense increased during the first quarter of 2005 to $1.8 million compared to $1.1 million in the same quarter of 2004 due to increases in the variable interest rates under our interest rate swap agreements. The swaps convert the 4.75% fixed rate on $70 million of our Debentures to a variable interest rate based on 6-month LIBOR at the end of each interest period plus a spread of 66 basis points. Also in the first quarter of 2005, we capitalized a negligible amount of interest on construction in process (CIP) compared to $0.2 million in the same quarter of 2004. The decrease in capitalized interest in 2005 was due to lower balances in CIP during the comparable quarters due primarily to the completion of the construction phase of our new bioprocessing plant in Lawrence, Kansas.

  Interest Income

        Interest income increased during the first quarter of 2005 compared to the same period in 2004 due to higher interest rates on higher balances in cash, cash equivalents and short term investments. Our average balances for these categories during the first three months of 2005 were $64.7 million compared to $60.5 million during the first three months of 2004.

  Provision for Income Taxes

        Our consolidated effective tax rate for the first quarter of 2005 was 29%, compared with 33% in the first quarter of 2004. We expect our rate for the full 2005 fiscal year to be 29% compared to 31% for the full year in 2004. The lower expected rate is a result of the generation of more of our income in lower tax jurisdictions, utilization of acquired net operating loss carry forwards, as well as the benefit of expected higher tax credits and use of tax credit carry forwards.

Liquidity and Capital Resources

        The following table sets forth certain indicators of financial condition and liquidity as of April 3, 2005 and January 2, 2005 (dollars in thousands):

	April 3, 2005	January 2, 2005
Cash, cash equivalents and marketable securities	$53,709	$62,054
Working capital	$123,593	$122,443
Long term debt and convertible subordinated debentures	$132,538	$135,008
Stockholders equity	$421,972	$416,531
Total debt to equity	31.4%	32.4%

        We have three principal sources of near-term liquidity: (1) existing cash, cash equivalents and marketable securities; (2) cash generated by operations; and (3) available borrowing capacity under our new five-year revolving credit facility ("Revolver"), which provides for a maximum borrowing capacity of $45 million. As of April 3, 2005, we had $45 million available under the Revolver. We believe that our liquidity and capital resources are sufficient to meet our working capital, capital expenditure and other anticipated normal operating cash requirements over the next twelve months.

        Net cash provided by operating activities was $0.3 million and $12.5 million during the first three months of 2005 and 2004, respectively. Changes in operating assets and liabilities used $1.6 million in cash in the first three months of 2005, compared to cash generated of $9.5 million in the first three months of 2004. Accounts receivable declined $13.1 million and $13.6 million during the first quarter of 2005 and 2004, respectively, because the first quarter of each year had lower sales than the fourth quarter of the preceding year. Inventories increased $2.3 million in the 2005 period compared to an increase of $3.6 million in the 2004 period as we produce product for anticipated higher sales in later quarters of each year. Accounts payable and accrued liabilities declined $17.3 million and $4.4 million during the first three months of 2005 and 2004, respectively, due to payments of incentive compensation, interest on the Debentures, accrued royalties and income taxes during both years. The remaining changes in cash provided by operating activities are due to $1.1 million lower net income from operations, increased depreciation and amortization and tax benefit from exercise of stock options. Depreciation and amortization increased in the first three months of 2005 compared to the same period in 2004 due to the acquisition of Upstate effective October 1, 2004.

        Net cash used in investing activities during the first three months of 2005 was $14.8 million, compared with $16.7 million during the first three months of 2004. Capital expenditures during the first three months of 2005 were $2.9 million, consisting primarily of manufacturing facility improvements throughout the company and capitalization of certain costs associated with the implementation of the new enterprise resource planning ("ERP") system at Chemicon. In 2004, our capital expenditures consisted primarily of the construction of the new Lawrence facility. We anticipate capital expenditures for the remainder of the year to total approximately $15 million to $17 million. The most significant capital expenditures anticipated for the remainder of 2005 are the continued implementation of our ERP system at Chemicon, which is expected to be completed in summer 2005, implementation of our ERP system at Upstate, scheduled to begin later in 2005, final validation of our new Lawrence, Kansas facility and continued improvements at manufacturing sites throughout the company. During the first three months of 2005, net cash used in investing activities included $6.8 million related primarily to the acquisition of Specialty Media. During the first three months of 2004, we received the initial cash payment of $3.5 million from the sale of the therapeutic plasma business. Net investments in short term securities, principally auction-rate securities, increased $5.1 million during the first three months of 2005 and $14.6 million for the comparable period in 2004. This results from the increase in available cash on hand and investing in higher yielding marketable securities.

        Net cash provided by financing activities in the first three months of 2005 was $1.2 million, compared with $1.3 million in the first three months of 2004. Financing activities in the first three months of 2005 consisted of proceeds from the exercise of stock options and payments on capital leases. Financing activities in the first three months of 2004 consisted of proceeds from the exercise of stock options.

        As of May 2, 2005, we had approximately $56.7 million in cash, cash equivalents and short-term investments.

        There have been no material changes regarding our contractual obligations from the information provided in our Annual Report on Form 10-K for the fiscal year ended January 2, 2005. The contractual obligations are discussed under the caption "Liquidity and Capital Resources" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in the Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        There have been no material changes regarding our market risk position from the information provided in our Annual Report on Form 10-K for the fiscal year ended January 2, 2005. The quantitative and qualitative disclosures about market risk are discussed under the caption "Market Risk" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in the Form 10-K.

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

Item 6. Exhibits

        Exhibits (numbered in accordance with Item 601 of Regulation S-K):

3.1.1	Amended and Restated Certificate of Incorporation (Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 29, 2002 is hereby incorporated by reference).
3.2.1	Amended and Restated By-laws (Exhibit 3.4 to the Company's Registration Statement on Form S-1 (File No. 33-91176), effective June 14, 1995, is hereby incorporated by reference).
3.1.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.*
4.1.1	Specimen Common Stock Certificate (Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 33-91176), effective June 14, 1995, is hereby incorporated by reference).
4.1.2	Specimen Form of Rights Certificate (Exhibit 2.1 to the Company's Registration Statement on Form 8-A filed August 10, 1999, is hereby incorporated by reference).
4.1.3	Form of Rights Agreement, dated as of August 2, 1999, between the Company and State Street Bank & Trust Company, N.A. (Exhibit 2.2 to the Company's Registration Statement on Form 8-A filed August 10, 1999, is hereby incorporated by reference).
4.1.4	Form of Certificate of Designation of Preferences and Rights of Series B Preferred Stock (Exhibit 2.3 to the Company's Registration Statement on Form 8-A filed August 10, 1999, is incorporate by reference).
4.1.5	Summary of Rights Plan (Exhibit 2.4 to the Company's Registration Statement on Form 8-A filed August 10, 1999, is hereby incorporated by reference).
4.2.1	Indenture, dated as of August 20, 2003, between Serologicals Corporation and The Bank of New York, as Trustee, for the 4.75% Convertible Senior Subordinated Debentures due 2033, including the form of 4.75% Convertible Senior Subordinated Debenture due 2033 (Exhibit 4.1 to the Company's Current Report on Form 8-K, dated August 21, 2003, is hereby incorporated by reference).
4.2.2	Registration Rights Agreement, dated August 20, 2003, by and among Serologicals Corporation and Banc of America Securities LLC, J.P. Morgan Securities Inc. and UBS Securities LLC, as initial purchasers of the Company's 4.75% Convertible Senior Subordinated Debentures due 2003 (Exhibit 4.2 to the Company's Current Report on Form 8-K, dated August 21, 2003 is hereby incorporated by reference).
10.1	Serologicals Corporation 2005 Incentive Plan (Exhibit 99.1 to the Company's Current Report on Form 8-K, dated May 17, 2005, is hereby incorporated by reference).
10.2	Serologicals Corporation Non-Employee Director Compensation Arrangements (Exhibit 99.2 to the Company's Current Report on Form 8-K, dated May 17, 2005, is hereby incorporated by reference).
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 (a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 (a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*

*
Filed herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEROLOGICALS CORPORATION (Registrant)
Date: May 18, 2005	BY:	/s/ HAROLD W. INGALLS Harold W. Ingalls Duly Authorized Officer of the Registrant, Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

QuickLinks

INDEX
  PART I.
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
  PART II.
  Item 1. Legal Proceedings
  Item 6. Exhibits
SIGNATURES