Form 10-Q
period 2005-07-03
SEROLOGICALS CORP
filed 2005-08-12
CIK 767673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 3, 2005
Common Stock, $0.01 par value per share	34,980,799

INDEX

SEROLOGICALS CORPORATION AND SUBSIDIARIES

PART I.

Item 1. Financial Statements

SEROLOGICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands except share amounts)

	July 3, 2005	January 2, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,703	$33,024
Short-term investments	24,895	29,030
Trade accounts receivable, net	37,249	46,899
Inventories	53,407	49,846
Other current assets	19,681	15,226
Total current assets	163,935	174,025
PROPERTY AND EQUIPMENT, NET	96,944	96,887
GOODWILL	244,696	241,038
INTANGIBLE ASSETS, NET	122,703	121,647
OTHER ASSETS	3,533	6,210
Total assets	$631,811	$639,807

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,548	$11,827
Accrued liabilities	27,389	37,336
Current maturities on capital lease obligations	2,211	2,419
Total current liabilities	35,148	51,582
CONVERTIBLE SUBORDINATED DEBENTURES	129,887	130,395
CAPITAL LEASE OBLIGATION LESS CURRENT MATURITIES	808	2,194
DEFERRED INCOME TAXES	41,311	38,012
OTHER LIABILITIES	1,016	1,093
Total liabilities	208,170	223,276

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 1,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 115,000,000 and 50,000,000 shares authorized, 38,105,892 and 37,752,120 shares issued at July 3, 2005 and January 2, 2005, respectively	381	377
Additional paid-in capital	341,039	334,429
Retained earnings	98,112	91,378
Accumulated other comprehensive income	7,882	11,046
Less:
Common stock held in treasury	(22,859)	(20,347)
Deferred compensation	(914)	(352)
Total stockholders’ equity	423,641	416,531
Total liabilities and stockholders’ equity	$631,811	$639,807

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEROLOGICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited and in thousands, except share and per share amounts)

	Quarter Ended		Six Months Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004

NET REVENUES.	$64,208	$43,963	$120,843	$80,467
COST OF REVENUES	27,495	19,032	53,292	36,066
Gross profit	36,713	24,931	67,551	44,401
OPERATING EXPENSES:
Selling, general and administrative	22,574	13,346	42,867	25,032
Research and development	4,328	2,216	8,812	4,182
Amortization of intangibles	1,743	753	3,506	1,409
OPERATING INCOME	8,068	8,616	12,366	13,778
Other expenses (income), net	(28)	(100)	72	(256)
Interest expense	1,918	1,189	3,722	2,246
Interest (income)	(647)	(166)	(935)	(357)
INCOME BEFORE INCOME TAXES	6,825	7,693	9,507	12,145
PROVISION FOR INCOME TAXES	1,979	2,295	2,757	3,764
NET INCOME	$4,846	$5,398	$6,750	$8,381

NET INCOME PER SHARE:
Basic	$0.14	$0.22	$0.19	$0.34
Diluted	$0.14	$0.18	$0.19	$0.29

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	34,774,727	24,964,476	34,677,309	24,897,523
Diluted	44,059,284	34,349,832	35,232,929	34,263,131

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEROLOGICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six Months Ended
	July 3, 2005	June 27, 2004
CONTINUING OPERATIONS:
OPERATING ACTIVITIES:
Net income	$6,750	$8,381
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation and amortization	7,645	5,379
Tax benefit from exercise of stock options	2,855	596
Deferred and other compensation	113	28
Deferred income tax provision	10	3,988
Other, net	104	—
Changes in operating assets and liabilities, net of acquisition of business:
Trade accounts receivable, net	9,550	5,854
Inventories	(2,373)	(4,037)
Other current assets	(5,553)	(271)
Accounts payable	(6,338)	362
Accrued liabilities	(10,060)	(6,298)
Other, net	2,178	216
Total adjustments	(1,869)	5,817
Net cash provided by operating activities	4,881	14,198
INVESTING ACTIVITIES:
Purchases of short-term investments	(34,315)	(40,350)
Proceeds from sale of short-term investments	38,450	26,600
Purchases of property and equipment	(5,185)	(10,795)
Proceeds on principal portion of note receivable	816	3,500
Purchase of business, net of cash acquired	(6,830)	464
Other, net	29	(87)
Net cash used in investing activities	(7,035)	(20,668)
FINANCING ACTIVITIES:
Purchase of common shares	(2,513)	—
Payments on capital lease obligations	(1,489)	—
Proceeds from issuance of stock under stock plans	3,083	2,081
Net cash (used) provided by financing activities	(919)	2,081
DISCONTINUED OPERATIONS:
OPERATING ACTIVITIES	—	(2,500)
INVESTING ACTIVITIES	—	737
Net cash used by discontinued operations:	—	(1,763)
Effects of exchange rate changes on cash and cash equivalents	(1,248)	282
Net decrease in cash and cash equivalents	(4,321)	(5,870)
Cash and cash equivalents, beginning of period	33,024	21,479
Cash and cash equivalents, end of period	$28,703	$15,609

SUPPLEMENTAL DISCLOSURE:
Cash paid during the period for:
Interest paid, net of amounts capitalized	$3,043	$2,005
Income taxes paid	$3,255	$1,859
Non-cash investing and financing activities:
Acquisition earnout payable	$272	$54

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEROLOGICALS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 3, 2005

(UNAUDITED)

1.             ORGANIZATION AND BASIS OF PRESENTATION

Organization

Serologicals Corporation, a Delaware corporation, (together with its subsidiaries, “we”, “our”, the “Company” or “Serologicals”), with facilities in North America, Europe and Australia, is a global provider of consumable biological products, enabling technologies and services to a diverse customer base that includes major life science companies and leading research institutions. Our customers use our products, technologies and services in a wide variety of their activities, including basic research, drug discovery, diagnosis and biomanufacturing. Our products, technologies and services are essential tools for research in key disciplines, including neurology, oncology, hematology, immunology, cardiology, proteomics, infectious diseases, cell signaling, stem cell research and molecular biology. In addition, we provide a comprehensive range of monoclonal antibodies for the blood typing industry.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Serologicals and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, considered necessary to present fairly Serologicals’ financial position, results of operations and cash flows at the dates and for the periods presented. Interim results of operations are not necessarily indicative of results to be expected for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements as of January 2, 2005 and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 2, 2005.

Inventories

Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. Market for inventories is replacement cost for raw materials or net realizable value for all other categories.

Inventories at July 3, 2005 and January 2, 2005 consisted of the following (in thousands):

	July 3, 2005	January 2, 2005

Raw materials	$7,315	$10,950
Work in process	17,609	12,995
Finished goods	28,483	25,901
	$53,407	$49,846

Derivative Financial Instruments

In October 2003, the Company entered into interest rate swap agreements with the objective of converting $70.0 million principal amount of its 4.75% Convertible Senior Debentures (the “Debentures”) due August 15, 2033 to a variable interest rate based on the 6-months LIBOR rate at the end of each interest period plus a spread of 66 basis points.

On June 2, 2005 the Company terminated its interest rate swap agreements and received $0.1 million in cash proceeds.

The interest rate swaps were designated and qualified as fair value hedges in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivatives and Hedging Activities” and related interpretations and amendments. Accordingly, the portion of the Debentures hedged was adjusted by the fair value of the changes related to the swaps. On June 2, 2005, the Company adjusted the swap values by marking-to-market the swaps so that they equaled the net proceeds received on the termination. Simultaneously, the Company recorded a $0.2 million gain in hedge ineffectiveness. The resulting net adjustment to the carrying value of the Debentures of $0.1 million will be accreted as additional interest expense over the remaining estimated life of the Debentures.

At January 2, 2005, the fair market value of the interest rate swaps was an asset of $0.4 million and was included in “Other assets” in the accompanying balance sheets.

The Company has presented the carrying value of the Debentures as follows (in thousands):

	July 3, 2005	January 2, 2005

Face value of Debentures	$130,000	$130,000
Mark-to-market value of interest rate swap agreements	(113)	395
Carrying value of Debentures	$129,887	$130,395

Earnings per Share

Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per share is similar to basic earnings per share, except that net income is adjusted by the after-tax interest expense on the Debentures, when they are dilutive, and the weighted average number of shares includes the dilutive effect of stock options, stock awards, and the Debentures. The Debentures were anti-dilutive for the six months ended July 3, 2005 and, accordingly, were excluded from the calculation of diluted earnings per share. They were, however, dilutive and included in diluted earnings per share for the three months ended July 3, 2005 and the three and six months ended June 27, 2004.

The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Quarter Ended		Six Months Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
Numerator:
Net income	$4,846	$5,398	$6,750	$8,381
Add back: interest expense on convertible debentures, net of income taxes	1,289	805	—	1,496
Numerator for diluted earnings per share attributable to common stockholders	$6,135	$6,203	$6,750	$9,877

Denominator:
Basic earnings per share - weighted average shares outstanding	34,775	24,964	34,677	24,898
Effect of dilutive securities:
Stock options	403	566	474	547
Convertible debentures	8,790	8,790	—	8,790
Common stock awards	92	30	82	28
Diluted earnings per share - weighted average shares outstanding	44,060	34,350	35,233	34,263

Basic earnings per share	$0.14	$0.22	$0.19	$0.34
Diluted earnings per share	$0.14	$0.18	$0.19	$0.29

The following shares issuable under stock option agreements and the Debentures were excluded from the calculation of diluted earnings per share for the periods indicated because either the option price exceeded the average market price for the Company’s stock or the conversion of the Debentures would have been antidilutive (in thousands):

	Quarter Ended		Six Months Ended
(in thousands)	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004

Stock options	141	384	141	551
Convertible debentures	—	—	8,790	—

Stock-Based Compensation Plan

The Company accounts for stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost, other than amortization of restricted stock, was reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts):

	Quarter Ended		Six Months Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004

Net income as reported	$4,846	$5,398	$6,750	$8,381
Add: Stock-based employee compensation expense included in reported net income, net of tax	71	39	143	55
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	(706)	(640)	(1,413)	(1,142)
Pro forma net income	$4,211	$4,797	$5,480	$7,294

Earnings per share:
Basic - as reported	$0.14	$0.22	$0.19	$0.34
Basic - pro forma	$0.12	$0.19	$0.16	$0.29

Diluted - as reported	$0.14	$0.18	$0.19	$0.29
Diluted - pro forma	$0.12	$0.16	$0.16	$0.26

Convertible debentures are antidilutive and excluded from the pro forma diluted earnings per share calculation for the three and six months ended July 3, 2005.

During the six months ended July 3, 2005 the Company issued 28,210 deferred stock units in lieu of cash to certain non-employee directors for director fees and certain executive officers for voluntary deferral of 2004 bonuses. The Company recorded compensation expense related to the issuance of these deferred stock units of $0.1 million net of tax.

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

Comprehensive Income

The following table sets forth the calculation of comprehensive income for the periods indicated below (in thousands):

	Quarter Ended		Six Months Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
		(As restated)		(As restated)
Net income, as reported	$4,846	$5,398	$6,750	$8,381
Other comprehensive income:
Foreign currency translation adjustments	(2,443)	(1,098)	(3,164)	(723)
Comprehensive income	$2,403	$4,300	$3,586	$7,658

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended January 2, 2005, the Company determined that foreign currency translation adjustments were incorrectly presented net of tax for periods prior to the year ended January 2, 2005. As a result, the Company restated the previously reported foreign currency translation adjustments from $0.7 million to $1.1 million and from $0.5 million to $0.7 million for the second quarter and for the first six months of 2004, respectively.

2.             ACQUISITIONS

Specialty Media

On February 22, 2005, the Company completed the acquisition of Specialty Media, a division of Cell & Molecular Technologies, Inc., wholly owned by Sentigen Holding Corporation. Specialty Media, based in Phillipsburg, New Jersey, develops and supplies a variety of specialty stem cell culture media formulations and supplements, cells and research reagent tools to the life sciences industry. Serologicals acquired all of the assets of Specialty Media for $6.5 million in cash and assumption of certain liabilities. The Specialty Media acquisition provides a number of important strategic additions for our Research segment, most significantly, its products extend Chemicon’s stem cell product portfolio.

The results of Specialty Media were not material to the results of operations for the three and six months ended July 3, 2005 and June 27, 2004; accordingly, no pro forma disclosure is presented.

The components of the purchase price were (in thousands):

Cash paid	$6,500
Direct costs	84
Mortgage debt assumed	245
Other liabilities assumed	340
$7,169

The Company has not completed its valuation of the fair market value of the underlying assets acquired; however at July 3, 2005 the preliminary summary allocation of assets acquired was as follows (in thousands):

Current assets	$630
Property and equipment	509
Intangibles, principally goodwill	6,030
$7,169

The Company believes the depreciation expense on the fair value assigned to property and equipment and the amortization of intangible assets and goodwill will be deductible for federal income tax purposes.

Upstate Group, Inc

During the six months ended July 3, 2005, the Company continued to revise its evaluation of the purchase price allocation of Upstate Group, Inc., which it acquired in October 2004, based on the estimated fair values of the assets and liabilities assumed as of the date of purchase. The components of the purchase price are as follows (in thousands):

	Original Purchase Price	Adjustments	Adjusted Purchase Price

Stock issued and cash paid to shareholders	$203,325	$—	$203,325
Direct costs of acquisition	3,998	—	3,998
Liabilities assumed	34,781	4,062	38,843
Total consideration and acquisition costs	$242,104	$4,062	$246,166

During the six months ended July 3, 2005, the Company completed its analysis of the fair market value at the date of acquisition of the finished goods inventory and certain intangible assets resulting in a net increase in these assets and a corresponding net decrease in goodwill of $6.7 million. The Company also completed the analysis of deferred income taxes and preacquisition liabilities arising from the Upstate acquisition, resulting in additional long-term deferred income tax liabilities of $3.2 million, additional liabilities assumed at the acquisition of $0.9 million and a corresponding increase in goodwill of $4.1 million. The adjusted allocation of purchase price to the underlying assets is as follows (in thousands):

	Original Allocation	Adjustments	Adjusted Allocation	Intangible Weighted Average Useful Life

Cash and cash equivalents	$1,238	$—	$1,238
Accounts receivable, net	6,403	—	6,403
Inventory	9,420	2,361	11,781
Other current assets	1,907	—	1,907
Property and equipment	9,515	—	9,515
Developed products	53,200	(1,200)	52,000	17 years
Trademarks and trade name	9,800	—	9,800	Indefinite
Other intangible assets	12,200	5,500	17,700	15 years
Purchased in-process research and development	3,263	—	3,263	Expensed in 2004
Goodwill	135,158	(2,599)	132,559	Indefinite
	$242,104	$4,062	$246,166

The Company is continuing its plan of integration of certain activities at Upstate. These activities are accounted for in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”). They primarily include the closure of facilities, the abandonment or redeployment of equipment, employee terminations and other activities in the United States and Scotland. Such costs have been recognized as liabilities assumed in the acquisition. In the first six months of 2005, the Company recorded $0.9 million in additional liability related to the acquisition with a corresponding adjustment to goodwill. At July 3, 2005, the Company had $2.1 million in accrued expenses and other current liabilities in the accompanying balance sheet related to this integration. Changes in accrued acquisition and business integration costs for all periods presented subsequent to the acquisition date are as follows (in thousands):

	Original amount recorded	Prior year amounts paid	Balance at January 2, 2005	Additional accruals	Amounts paid	Balance at July 3, 2005

Severance and relocation cost	$293	$(185)	$108	$628	$(161)	$575
Facility closure	1,470	(10)	1,460	136	(305)	1,291
Other	530	—	530	121	(375)	276
	$2,293	$(195)	$2,098	$885	$(841)	$2,142

In July 2005 the Company announced that it has accelerated its integration plan for Upstate. The Company expects to incur additional costs of approximately $2.0 million to $3.0 million in connection with this program as the result of severance cost, retention payments and relocation costs that will be recorded in the third quarter ending October 2, 2005.

Chemicon International, Inc.

Effective April 1, 2003, Serologicals completed the acquisition of 100% of the outstanding common stock of Chemicon. During the first quarter of 2004, the Company completed its evaluation of a restructuring of certain components of

Chemicon’s operations, which was contemplated at the date of acquisition. As a result, the Company accrued $1.8 million related to lease terminations and site relocation costs. This amount was recorded to goodwill in the first quarter of 2004 as an adjustment to the purchase price of Chemicon in accordance with EITF 95-3. At July 3, 2005, the Company had $1.7 million remaining in accrued expenses and other current liabilities in the accompanying balance sheet related to this integration.  The Company expects to complete the activities associated with this restructuring in 2006. Activity of accrued acquisition and business integration costs for all periods presented subsequent to the acquisition date is as follows (in thousands):

	Original amount recorded	Prior year amounts paid	Balance at January 2, 2005	Additional accruals	Amounts paid	Balance at July 3, 2005

Facility closure	$1,250	$(46)	$1,204	$—	$—	$1,204
Other	503	(46)	457	—	(3)	454
	$1,753	$(92)	$1,661	$—	$(3)	$1,658

3.             DISCONTINUED OPERATIONS

The Company completed its divestiture of its former therapeutic plasma business on January 15, 2004, effective December 28, 2003. Under the provisions of Statement of Financial Accounting Standards No. 144, “Impairment of Long-Lived Assets and Discontinued Operations” (“SFAS 144”), this business was classified as a discontinued operation. The results of operations for this business were classified as discontinued operations in all periods presented. There are no results from or assets related to discontinued operations included in the 2005 financial statements.

Part of the sale proceeds consisted of secured promissory notes, which were recorded at their estimated net realizable value of $7.9 million.  In December 2004, the Company renegotiated the terms of the promissory notes, combining them into one secured promissory note (“new note”) with a stated face value of $7.8 million. The new note receivable bears interest at the applicable federal long-term tax exempt rate and is payable in variable quarterly installments through December 2007. The note is secured by the underlying assets of the business acquired and is guaranteed by the buyer’s parent corporation. The Company recorded an imputed interest charge on this new note in December 2004 because the stated interest rate on the new note was considered below market.

Following is a summary of the new note receivable at July 3, 2005 and January 2, 2005 (in thousands):

	July 3, 2005	January 2, 2005

Note receivable at face value	$6,800	$7,800
Less imputed interest	(367)	(551)

Net present value of note	6,433	7,249
Less current portion	(3,850)	(1,948)

Long term portion	$2,583	$5,301

The current and long term portions of the new note are included in other current assets and other assets, respectively, in the accompanying balance sheets.

The Company has guaranteed real estate lease obligations totaling approximately $3.5 million related to the therapeutic plasma business. If the buyer defaults on the lease payments, the Company would be required to assume these leases. The Company has accrued a stand ready obligation of $0.1 million in accordance with FASB Interpretation No. 45, “Guarantor Accounting and Disclosure Requirement for Guarantees” for these guarantees.

4.             STOCKHOLDERS’ EQUITY AND STOCK COMPENSATION PLAN

Increase in number of authorized shares of common stock

On May 11, 2005, the Company’s shareholders approved an amendment to Article Four of the Company’s Amended and Restated Certificate of Incorporation that increased the number of authorized shares of Common Stock from 50,000,000 shares to 115,000,000 shares.

Restricted stock

Periodically the Company has awarded restricted common stock and restricted stock units to eligible key employees under the Company’s equity-based incentive plans. These awards have restriction periods tied primarily to employment and service. The awards are recorded at market value on the date of the grant to unearned compensation; compensation expense is recognized over the restriction period on a straight-line basis, net of forfeitures. In the six months ended July 3, 2005, the Company issued shares under this program to certain key employees, which were recorded at their fair market value on date of issue, $0.7 million. These restricted shares cliff vest over three to five years from date of issuance. The Company recorded these shares as outstanding with an offsetting entry to Deferred Compensation, a component of stockholders’ equity.

Approval of the 2005 Incentive Plan

On May 11, 2005, the Company’s shareholders approved the Serologicals Corporation 2005 Incentive Plan (the “2005 Incentive Plan”), under which 10,000,000 shares of Common Stock are reserved for issuance. The 2005 Incentive Plan provides specific limitations on the size of grants in any year that any one participant in the 2005 Incentive Plan may be granted in any calendar year. Pursuant to the 2005 Incentive Plan, the Committee is authorized to issue awards consisting of stock options, deferred stock units, performance share units, restricted stock, restricted stock units, stock appreciation rights (“SARs”) and other stock-based awards and cash payments. The purposes of the 2005 Incentive Plan are to encourage ownership of the Company’s Common Stock by key persons whose long-term employment and service are considered essential to the Company’s continued progress and to provide cash awards to such persons based on the increase in the value of the Company’s Common Stock.  Such awards are intended to align participants’ and shareowners’ interests.

The 2005 Incentive Plan replaced and superseded the Serologicals Corporation Stock Incentive Plan, which was approved by shareholders on May 8, 2001 (the “Prior Plan”). The Prior Plan automatically terminated as of the date the shareholders approved the 2005 Incentive Plan, except that such termination does not affect any grants or awards outstanding under the Prior Plan.  Shares previously reserved for issuance under the Prior Plan that remained available for grants under the Prior Plan and any shares subject to awards under the Prior Plan that subsequently are forfeited, cancelled or expire unexercised are available for issuance under the 2005 Incentive Plan.

Treasury Stock

On June 10, 2005 the Company announced that its Board of Directors authorized a stock repurchase program to repurchase up to 2.0 million shares of the Company’s common stock over the next three years ending in June 2008. The program is intended to be implemented through purchases made from time to time in the open market or through private transactions in accordance with applicable securities laws.  The timing, pricing and size of purchases will depend on market conditions, prevailing stock prices and other considerations.  As of July 3, 2005, the Company had repurchased approximately 125,000 shares of common stock for $2.5 million.

5.             SEGMENT INFORMATION

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), defines operating segments to be those components of a business for which separate financial information is available that is regularly evaluated by management in making operating decisions and in assessing performance. SFAS No. 131 further requires that segment information be presented consistently with the basis and manner in which management internally disaggregates financial information for the purposes of assisting in making internal operating decisions.

We report operating results in two business segments, “Bioprocessing Products and Services” and “Research Products and Services.” The operations of Celliance™ represent the Bioprocessing segment and the operations of Chemicon® and Upstate® represent the Research segment.

Our Research segment sells a broad range of research products, including specialty reagents, kits, antibodies and molecular biology tools to research customers working in the areas of neuroscience, infectious disease, oncology, stem cell research and cell signaling. We are also a leading supplier of monoclonal antibodies, conjugates, antibody blends and molecular and cell biology-based detection kits for use in diagnostic laboratories. In addition, we are one of the leading suppliers of tools for kinase research and one of the leading providers of drug discovery services to pharmaceutical companies targeting kinase biology-based drugs. We market our research products and services under our Chemicon® and Upstate® brand names.

Our Bioprocessing segment sells a variety of cell culture products, including highly purified proteins and tissue culture media components. These products are used primarily by biopharmaceutical and biotechnology companies as nutrient additives in cell culture media. Our most significant product within the Cell Culture segment is EX-CYTE®, a patented serum-free solution of cholesterol, lipoproteins and fatty acids. EX-CYTE® is used, in combination with other cell culture supplements, to reduce or replace animal serum in cell culture processes. We also provide a range of serum-based products in this segment, including Bovine Serum Albumin (“BSA”), under the brand name “Probumin™”, for which we are the world’s leading supplier. We also sell recombinant human insulin, under the brand name of “Incelligent™”, for use as a media supplement. In addition, we provide contract research services in the areas of cell-line development, process development, protein expression, in vivo research and molecular biology optimization and media formulation. We market all of our cell culture products and services under our Celliance™ brand name. This segment also manufactures and sells monoclonal antibodies that are used in products such as blood typing reagents and in controls for diagnostic tests for certain infectious diseases. We believe these products comprise the world’s most comprehensive range of commercially available human monoclonal antibodies for blood grouping. These products are also marketed under our Celliance™ brand name.

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

The Company’s segment net revenues and gross profit for the three and six months ended July 3, 2005 and June 27, 2004 were as follows (in thousands):

	Quarter Ended		Six Months Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004

Net revenues:
Research	$35,489	$15,296	$67,673	$30,467
Bioprocessing	28,719	28,667	53,170	50,000
Total	$64,208	$43,963	$120,843	$80,467

Gross Profit:
Research	$22,618	$10,360	$42,941	$19,667
Bioprocessing	14,095	14,571	24,610	24,734
Total	$36,713	$24,931	$67,551	$44,401

Prior to 2005, the Company did not determine operating income and income before income taxes or segregate assets by segment because a significant portion of selling, general and administrative expenses, research and development expenses and assets were shared and not allocated to operating units. Beginning in 2005, with the decision to change from a company organized primarily by functional organizational units to a company with distinct operating units in two business segments and a separate corporate group, we are able to provide additional segment information for 2005 as follows (in thousands); however, comparable information for 2004 is not meaningful and as a result not presented:

	Quarter Ended July 3, 2005
	Research	Bioprocessing	Corporate	Total

Gross profit	$22,618	$14,095	$—	$36,713
Selling, general and administrative expenses	14,700	3,937	3,937	22,574
Research and development	3,284	907	137	4,328
Amortization	1,486	257	—	1,743

Operating income (loss)	3,148	8,994	(4,074)	8,068
Other expense (income), net	140	(28)	1,131	1,243
Income (loss) before income tax	$3,008	$9,022	$(5,205)	$6,825

	Six Months Ended July 3, 2005
	Research	Bioprocessing	Corporate	Total

Gross profit	$42,941	$24,610	$—	$67,551
Selling, general and administrative expenses	26,593	7,797	8,477	42,867
Research and development	6,713	1,723	376	8,812
Amortization	2,972	534	—	3,506

Operating income (loss)	6,663	14,556	(8,853)	12,366
Other expense (income), net	257	(57)	2,659	2,859
Income (loss) before income tax	$6,406	$14,613	$(11,512)	$9,507

Assets at July 3, 2005	$380,288	$189,255	$62,268	$631,811

6.             SUBSEQUENT EVENT

In July 2005, the Company settled a contractual claim against a customer of the Company’s former therapeutic plasma business for net cash proceeds of $3.1 million.  The settlement will be recorded as income, net of approximately $0.6 million in expenses, in the third quarter ending October 2, 2005.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 about Serologicals Corporation and its subsidiaries (collectively, “Serologicals” or the “Company,” “we,” “our” or “us”) that are subject to risks and uncertainties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements may be identified by the use of words such as “may,” “will,” “expect,” “anticipate,” “intend,” “estimate,” “plan,” “believe,” or “continue” and other words of similar meaning or future or conditional verbs such as “should,” “would” and “could.” Forward-looking statements include discussions of our expected business outlook, future operations, financial performance, pending acquisitions, financial strategies, future working capital needs and projected industry trends, as well as our strategies for growth, product development, regulatory approvals and compliance, market position and expenditures.

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

•      our ability to complete the integration of a significant acquisition made in 2004;

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

•      the risks associated with our international operations; and

•      the other risks described under the caption “Cautionary Statements” in our Annual Report on Form 10K for the fiscal year ended January 2,  2005.

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

We report operating results in two business segments, “Bioprocessing Products and Services” and “Research Products and Services.” The operations of Celliance™ represent the Bioprocessing segment and the operations of Chemicon® and Upstate® represent the Research segment.

Our Research segment sells a broad range of research products, including specialty reagents, kits, antibodies and molecular biology tools to research customers working in the areas of neuroscience, infectious disease, oncology, stem cell research and cell signaling. We are also a leading supplier of monoclonal antibodies, conjugates, antibody blends and molecular biology-based detection kits for use in diagnostic laboratories. In addition, we are one of the leading suppliers of tools for kinase research and one of the leading providers of drug discovery services to pharmaceutical companies targeting kinase biology-based drugs. We market our research products and services under our Chemicon® and Upstate® brand names.

Our Bioprocessing segment sells a variety of cell culture products, including highly purified proteins and tissue culture media components. These products are used primarily by biopharmaceutical and biotechnology companies as nutrient additives in cell culture media. Our most significant product within the Bioprocessing segment is EX-CYTE®, a patented serum-free solution of cholesterol, lipoproteins and fatty acids. EX-CYTE® is used, in combination with other cell culture supplements, to reduce or replace animal serum in cell culture processes. We also provide a range of serum-based products in this segment, including BSA, under the brand name “Probumin™”, for which we are the world’s leading supplier. We also sell recombinant human insulin, under the brand name of “Incelligent™”, for use as a media supplement. In addition, we provide contract research services in the areas of cell-line development, process development, protein expression, in vivo research and molecular biology optimization and media formulation. We market all of our cell culture products and services under our Celliance™ brand name. This segment also manufactures and sells monoclonal antibodies that are used in products such as blood typing reagents and in controls for diagnostic tests for certain infectious diseases. We believe these products comprise the world’s most comprehensive range of commercially available human monoclonal antibodies for blood grouping. These products are also marketed under our Celliance™ brand name.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies from those discussed under the caption “Critical Accounting Policies” in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2005.

Results of Operations

Overview

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto included in this Quarterly Report on Form 10-Q.

The following table sets forth certain consolidated operating data as a percentage of net revenues for the periods indicated below:

	Quarter Ended		Six Months Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004

Net revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	57.2%	56.7%	55.9%	55.2%
Selling, general and administrative expenses	35.2%	30.4%	35.5%	31.1%
Research and development expenses	6.7%	5.0%	7.3%	5.2%
Amortization of intangibles	2.7%	1.7%	2.9%	1.8%
Operating income	12.6%	19.6%	10.2%	17.1%
Net income	7.5%	12.3%	5.6%	10.4%

The following tables set forth a breakdown of revenue and gross profit contributed by segment for the three and six months ended July 3, 2005 and June 27, 2004 (dollars in thousands):

	Quarter Ended
	July 3, 2005		June 27, 2004
	Actual	% Total	Actual	% Total
Revenue:
Research	$35,489	55.3%	$15,296	34.8%
Bioprocessing	28,719	44.7%	28,667	65.2%
	$64,208	100.0%	$43,963	100.0%

	Quarter Ended
	July 3, 2005		June 27, 2004
	Actual	Gross Margin %	Actual	Gross Margin %
Gross Profit:
Research	$22,618	63.7%	$10,360	67.7%
Bioprocessing	14,095	49.1%	14,571	50.8%
	$36,713	57.2%	$24,931	56.7%

	Six Months Ended
	July 3, 2005		June 27, 2004
	Actual	% Total	Actual	% Total
Revenue:
Research	$67,673	56.0%	$30,467	37.9%
Bioprocessing	53,170	44.0%	50,000	62.1%
	$120,843	100.0%	$80,467	100.0%

	Six Months Ended
	July 3, 2005		June 27, 2004
	Actual	Gross Margin %	Actual	Gross Margin %
Gross Profit:
Research	$42,941	63.5%	$19,667	64.6%
Bioprocessing	24,610	46.3%	24,734	49.5%
	$67,551	55.9%	$44,401	55.2%

Net Revenues, Gross Profit and Gross Margin

Consolidated.   Consolidated net revenues increased 46.1%, to $64.2 million, in the three months ended July 3, 2005, compared to $44.0 million in the same period last year, primarily from the inclusion of Upstate in 2005 and overall increased sales volumes in certain key products as discussed below. Consolidated net revenues for the six months ended July 3, 2005 increased 50.2% to $120.8 million, compared to $80.5 million for the same period last year. Consolidated gross profits increased from $24.9 million in the second quarter of 2004 to $36.7 million in the second quarter of 2005, primarily due to the inclusion of Upstate in the second quarter of 2005. Consolidated gross profit increased from $44.4 million in the six months ended June 27, 2004 to $67.6 million in the six months ended July 3, 2005, primarily due to the inclusion of Upstate in the six months ended July 3, 2005.  Gross margin remained at 57.2% in the second quarter of 2005 compared to the prior year quarter, and was favorably impacted by the inclusion of higher margins of Upstate in 2005, but was offset by lower margins arising from the Bioprocessing product mix. Gross margin increased to 55.9% in the six months ended July 3, 2005 compared to 55.2% in the same period last year primarily due to the higher margin in the first quarter of 2005, but was partly offset by lower margins arising from the Bioprocessing product mix.

Research.  Net revenue in the second quarter of 2005 increased $20.2 million, or 132%, over the prior year quarter. Net revenue for the six months ended July 3, 2005 increased $37.2 million, or 122%, over the same period last year. In addition to the increased revenue recorded as the result of the Upstate acquisition, Chemicon achieved revenue growth of 20.2% in the second quarter of 2005, compared to prior year quarter, which was driven by contributions in the areas of neuroscience, stem cells, bulk reagents and custom services. Upstate revenue, while not included in our second quarter of 2004 operating results, grew 23.9% compared to the second quarter of 2004. Upstate revenue growth in the second quarter of 2005 was driven primarily by stronger revenues in drug discovery services as well as product sales in the areas of nuclear function and multiplex Beadlyte® assays. Upstate growth in the first half of 2005 was driven primarily by increases in revenue from kinase profiling services. In the second quarter of 2005, Research revenue increased 19.0% in Asia, 15.0% in Europe and 25.0% in North America, compared to the same period in 2004. In the first six months of 2005, Research revenue increased 25.0% in Asia, 17.0% in Europe and 16.0% in North America, compared to the same period in 2004.

Gross margins for the three and six months ended July 3, 2005 decreased by 4.0 and 2.0 percentage points to 63.7% and 63.5%, respectively, compared to the same period in prior year. Gross margins for the Research segment were higher in 2004 because of a one-time benefit related to the settlement of a dispute over a licensing arrangement.  This settlement increased Research gross margins by 6.0 percentage points for the second quarter of 2004 and 3.3 percentage points for the first six months of 2004. Research gross margin for the six months ended July 3, 2005 was also reduced by a one time charge of approximately $0.5 million in the first quarter of 2005 resulting from purchase price adjustments to inventory arising from the acquisition of Upstate.

Changes in foreign currency exchange rates were immaterial to Research segment revenues for the three and six months ended July 3, 2005 and June 27, 2004. Gross margins in the Research segment were unaffected by currency rates in the second quarter and for the first six months of 2005 compared to a one percentage point reduction in gross margins in both the second quarter and for the first six months of 2004. Recognized losses on foreign exchange transactions were immaterial for the three and six months ended July 3, 2005 and June 27, 2004.

Bioprocessing.   The following table sets forth a breakdown of net revenue for the key products in the Bioprocessing segment (in thousands):

	Quarter Ended		Six Months Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004

EX-CYTE®	$9,194	$9,733	$11,948	$13,416
Probumin™ BSA	5,275	4,807	9,719	9,152
Incelligent™	4,317	2,316	11,090	7,472
Monoclonal antibodies	6,011	6,962	12,477	12,351
Other bioprocessing products	3,922	4,849	7,936	7,609

	$28,719	$28,667	$53,170	$50,000

Bioprocessing revenue was the same at $28.7 million in the second quarter 2005 compared to the prior year quarter. Bioprocessing revenue increased by $3.2 million to $53.2 million in first six months of 2005, compared to $50.0 million in the same period last year. The majority of the revenue fluctuations in this segment between comparable periods are due to volume associated with customer ordering patterns. We expect sales volumes for these products to increase in the second half of 2005 over both the first half of 2005 and the comparable periods of 2004. Revenues in 2005 reflect modest price increases over the prior year.

In the second quarter of 2005, Bioprocessing sales were the same in North America and Europe compared to the same period in 2004. In the first six months of 2005, Bioprocessing revenue increased 7.0% in North America and 6.0% in Europe compared to the same period in 2005. Revenue from these two geographic regions represented 97.0% and 96.0% of all Bioprocessing revenue in the second quarter and first six months of 2005, respectively. Sales to the rest of the world increased 12.0% and 6.0% the second quarter and first six months of 2005, respectively, compared to the same periods of 2004.

Bioprocessing margins for the second quarter and first six months of 2005 decreased by approximately 2.0 and 3.0 percentage points, respectively, compared to the same periods in 2004 primarily as the result of product mix and higher manufacturing costs at certain facilities. Gross margins for the first six months of 2005 also included $0.3 million in one time employee termination costs arising from lean manufacturing initiatives intended to lower production costs.

Bioprocessing gross margins during the first six months of 2004 included a charge of approximately $0.5 million, or 1.0% of Bioprocessing revenue, related to a production halt at our Toronto facility early in the first quarter of 2004 due to a “mad-cow” disease scare in Washington State. The production halt resulted from our inability to transport raw materials from our U.S. supplier to our facility in Toronto. As a result, much of our Toronto plant was idle for approximately one month in 2004 until all of the importation clearances from the Canadian government were obtained. The plant became fully operational and has been running near capacity since it reopened in early 2004.

Gross margins in the Bioprocessing segment were adversely affected by 0.5 and 0.7 of a percentage point due to currency rates in the second quarter and for the first six months of 2005, respectively, compared to an adverse affect of 2.0 and 2.3 percentage points in same periods of 2004. Recognized losses on foreign exchange transactions were immaterial in the second quarter and first six months of 2005 and 2004.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative (“SG&A”) expenses were $22.6 million, or 35.2%, of revenues in the second quarter of 2005, compared to $13.3 million, or 30.4%, of revenues in the second quarter of 2004. SG&A expenses were $42.9 million, or 35.5%, of revenues in the first six months of 2005, compared to $25.0 million, or 31.1%, of revenues in the first six months of 2004.

SG&A during the second quarter and first six months of 2005 increased by $9.2 million and $17.8 million, respectively, compared to the same periods in 2004 primarily due to the inclusion of Upstate in 2005. Additionally, SG&A expenses in the first six months of 2005 included $1.5 million in costs incurred for the continued integration of Upstate. The majority of these integration costs were incurred in cross training our sales force to sell all product offerings and integration of various Research selling, customer service and marketing efforts. SG&A expenses in the second quarter of 2005 included $1.9 million in expenditures incurred in conjunction with the printing and publishing of the Chemicon catalogue and related marketing collateral materials. SG&A expense for the second quarter of 2005 also included $0.7 million in one time employee termination costs associated with reorganization activities in the Bioprocessing segment and at our corporate headquarters. Excluding Upstate related integration costs and reorganization costs at Bioprocessing and corporate, SG&A in 2005 would have been 33.5% of revenues compared to 31.1% in the first six months of 2004.

Research and Development Expenses

Consolidated research and development expense increased to $4.3 million, or 6.7% of revenue, during the second quarter of 2005, as compared to $2.2 million, or 5.0% of revenue, during the second quarter of 2004. Research and development expense also increased during the first six months of 2005 to $8.8 million, or 7.3% of revenue, from $4.2 million, or 5.2% of revenue, in the same period in the prior year. Research and development expenses increased in the second quarter and first six months of 2005 compared to the same periods in 2004 primarily due to the inclusion of Upstate.

Our Research segment introduced 681 and 1,065 new products during the second quarter and first six months of 2005, respectively, including new Chemicon assays and reagents focused in the areas of neuroscience and stem cell research and a range of new Upstate kinases and multiplex Beadlyte® assays and the addition of 182 products in connection with the Specialty Media acquisition. Upstate continues to expand its industry position by providing close to 250 kinases in their selectivity panel.

During the quarter, Upstate continued to expand its product portfolio with continued emphasis on new products to support drug discovery activities with particular emphasis on cell biology-based products. This included the launch of a new Catch and Release® immunoprecipitation product, a new chromatin immunoprecipitation product (EZ-ChIPTM) and a new red-shifted assay to the company’s fluorescence polarization products platform.  In addition, Upstate announced a collaboration to establish a battery of in vitro screens to select candidate molecules for further development. The screening platform will utilize predictive toxicity and drug metabolism screens to profile compounds in various cell-based and in vitro assays.

During 2005, we continued to advance various projects in the Bioprocessing segment related to the characterization and performance of EX-CYTE® and development of new cell culture supplements. This segment recently introduced Hybri-CYTETM, a serum-free cell culture supplement designed for use with hybridoma cell lines.  Hybri-CYTETM is the first in a new line of supplements that are designed specifically to eliminate the use of fetal bovine serum while incorporating a number of Celliance’s proprietary cell culture products including EX-CYTE®, ProbuminTM BSA and IncelligentTM animal-free insulin.  A patent has been filed for Hybri-CYTETM.

In addition, Celliance recently announced the introduction of Onco-CYTETM. Onco-CYTETM is a serum-free, ready-to-use formulation that replaces fetal bovine serum in suspension culture for a variety of cancer cell lines in research and bioprocessing applications.  Onco-CYTETM is the second product to be added to the EX-CYTE® family of products.

Celliance also launched, during the quarter, a new bovine albumin manufactured exclusively from raw material sourced from animals raised in Australia. This product combines the qualities of its premium albumin grades with the benefits of sourcing the raw material from Australia, a country classified as Bovine Spongiform Encephalopathy-free.

Amortization of Intangibles

Amortization of intangibles increased from $1.4 million during the first six months of 2004 to $3.5 million for the same period in 2005 due to the acquisition of Upstate.

Other Expenses (Income), Net

Other expenses (income), net in 2005 includes gains and losses from foreign currency transactions. Recognized losses on foreign exchange transactions were $0.2 million and $0.3 million during the second quarter and first six months of 2005, respectively, compared to $0.1 million and $0.3 million during the same periods in 2004. Additionally, included in other expense (income) during the second quarter and first six months of 2005 is a $0.2 million gain related to interest rate swap ineffectiveness (see Note 1 to condensed consolidated financial statements). In 2004 other expenses (income), net included income from providing certain administrative transition services for the buyer of our former therapeutic plasma business. Income from transition services was $0.4 million in the second quarter of 2004 and $0.7 million in the first six months of 2004. We did not earn any additional income from transition services subsequent to the second quarter of 2004.

Interest Expense

Interest expense increased during the second quarter and first six months of 2005 to $1.9 million and $3.7 million, respectively, compared to $1.2 million and $2.2 million, respectively, in the same periods of 2004 due to increases in the variable interest rates through June 2005 when the swap agreements were terminated (see Note 1 to condensed consolidated financial statements). Prior to termination, the swaps converted the 4.75% fixed rate on $70 million of our Debentures to a variable interest rate based on 6-month LIBOR at the end of each interest period plus a spread of 66 basis points. Over the period in which the swaps were in place, we estimate that we achieved an interest expense savings of approximately $1.8 million. In the second quarter and first six months of 2005, we capitalized a negligible amount of interest on construction in process (CIP) compared to $0.3 million and $0.5 million, respectively, in the same periods of 2004. The decrease in capitalized interest in 2005 was due to lower balances in CIP during the comparable periods due primarily to the completion of the construction phase of our new bioprocessing plant in Lawrence, Kansas.

Interest Income

Interest income increased during the second quarter of 2005 compared to the same period in 2004 due to the increase in average balance held in short term investments versus in cash. Interest income increased during the first six months of 2005 compared to the same period in 2004 due to higher interest rates on cash, cash equivalents and short term investments. Our average balances for these categories during the second quarter and first six months of 2005 were $52.8 million and $55.8 million, respectively, compared to $56.5 million and $57.6 million, respectively, during the same periods of 2004. Included in interest income for the first six months of 2005 is $0.3 million in interest income on the note receivable from the buyer of our former therapeutic plasma business (see Note 3 to condensed consolidated financial statements).

Provision for Income Taxes

Our consolidated effective tax rate for the second quarter and first six months of 2005 was 29.0%, compared to 29.8% and 31.0%, respectively, in the same periods of 2004. We expect our rate for the full 2005 fiscal year to be 29.0% compared to 31.0% for the full year in 2004. The lower expected rate is a result of the generation of more of our income in lower tax jurisdictions, increases in research and development activities and higher tax credits.

Liquidity and Capital Resources

The following table sets forth certain indicators of financial condition and liquidity as of July 3, 2005 and January 2, 2005 (dollars in thousands):

	July 3, 2005	January 2, 2005

Cash, cash equivalents and marketable securities	$53,598	$62,054
Working capital	$128,786	$122,443
Long term debt and convertible subordinated debentures	$132,906	$135,008
Stockholders’ equity	$423,641	$416,531
Total debt to equity	31.4%	32.4%

We have three principal sources of near-term liquidity: (1) existing cash, cash equivalents and marketable securities; (2) cash generated by operations; and (3) available borrowing capacity under our five-year revolving credit facility (“Revolver”), which provides for a maximum borrowing capacity of $45 million. As of July 3, 2005, we had $45 million available under the Revolver. We believe that our liquidity and capital resources are sufficient to meet our working capital, capital expenditure and other anticipated normal operating cash requirements over the next twelve months.

Net cash provided by operating activities was $4.9 million and $14.2 million during the first six months of 2005 and 2004, respectively. Changes in operating assets and liabilities used $1.9 million in cash in the first six months of 2005, compared to cash generated of $5.8 million in the first six months of 2004. Accounts receivable declined $9.6 million and $5.9 million during the first six months of 2005 and 2004, respectively, because the first and second quarters of each year had lower sales than the fourth quarter of the preceding year. Inventories increased $2.4 million in the 2005 period compared to an increase of $4.0 million in the 2004 period as we produce product for anticipated higher sales in later quarters of each year. Accounts payable and accrued liabilities decreased $16.4 million and $5.9 million during the first six months of 2005 and 2004, respectively, due to accrued interest on the Debentures, accrued royalties and income taxes. The remaining changes in cash provided by operating activities are due to $1.6 million lower net income, increased depreciation and amortization and increased tax benefit from exercise of stock options. Depreciation and amortization increased in the first six months of 2005 compared to the same period in 2004 due to the acquisition of Upstate effective October 1, 2004.

Net cash used in investing activities during the first six months of 2005 was $7.0 million, compared with $20.7 million during the first six months of 2004. Capital expenditures during the first six months of 2005 were $5.2 million compared to $10.8 million in the same period of 2004. Expenditures in 2005 consisted primarily of manufacturing facility improvements and capitalization of certain costs associated with the implementation of the new enterprise resource planning (“ERP”) system at Chemicon, which was completed in June 2005. In 2004, our capital expenditures consisted primarily of the construction of the new Lawrence, Kansas, facility.

We anticipate capital expenditures for the remainder of the year to total approximately $8.0 million to $10.0 million. The most significant capital expenditures anticipated for the remainder of 2005 are implementation of our ERP system at Upstate, which began in July 2005, final validation of our new Lawrence, Kansas facility and continued improvements at manufacturing sites. During the second quarter of 2005, we also commenced the final phases of production validation at our Lawrence plant. This phase of validation is continuing successfully and is expected to take approximately six months to complete based on scheduling commitments and testing requirements. Full manufacturing operations are expected to commence in early 2006. During the first six months of 2005, net cash used in investing activities included $6.8 million related primarily to the acquisition of Specialty Media. Investing activities included $0.8 million, representing proceeds received on the principal portion of the note receivable from the buyer of our former therapeutic plasma business (see Note 3 to condensed consolidated financial statements). During the first six months of 2004, we received the initial cash payment of $3.5 million from the sale of the therapeutic plasma business. Net investments in short term securities, principally auction-rate securities, decreased by $4.1 million during the first six months of 2005 and increased by $13.7 million for the comparable period in 2004 based on the cash requirements of the business.

Net cash used by financing activities in the first six months of 2005 was $0.9 million, compared with net cash provided by financing activities of $2.1 million in the first six months of 2004. Financing activities in the first six months of 2005 consisted of cash used to purchase 125,120 shares of our Common Stock for approximately $2.5 million and payments of capital lease obligations of $1.5 million, partly offset by the proceeds from the exercise of stock options of $3.1 million. Financing activities in the first six months of 2004 consisted of proceeds from the exercise of stock options of $2.1 million.

As of August 8, 2005, we had approximately $57.0 million in cash, cash equivalents and short-term investments.

There have been no material changes regarding our contractual obligations from the information provided in our Annual Report on Form 10-K for the fiscal year ended January 2, 2005 except that, in June 2005, we terminated our interest rate swap agreements (see Note 1 to condensed consolidated financial statements). The contractual obligations are discussed under the caption “Liquidity and Capital Resources” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in the Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes regarding our market risk position from the information provided in our Annual Report on Form 10-K for the fiscal year ended January 2, 2005 except that, in June 2005, we terminated our interest rate swap agreements (see Note 1 to condensed consolidated financial statements). The quantitative and qualitative disclosures about market risk are discussed under the caption “Market Risk” in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in the Form 10-K.

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

PART II.

Item 1.  Legal Proceedings

We are involved in certain litigation arising in the ordinary course of business. In management’s opinion, the ultimate resolution of these matters will not have a material adverse effect on our financial position or results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases during the quarter ended July 3, 2005 of our equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Maximum Number of Shares that May Yet Be Purchased Under the Program
June 1, 2005 through July 3, 2005	125,120	$20.03	125,120	$1,874,880

(1)  We repurchased a total of 125,120 shares of our Common Stock pursuant to a stock repurchase program (the “Program”). In addition to repurchases pursuant to the Program, pursuant to the Serologicals Corporation 2005 Incentive Plan and the predecessor plans (collectively, the “Plan”), participants may exercise stock options by surrendering shares of our Common Stock that the participants already own as payment of the exercise price. Plan participants may also surrender shares of our Common Stock as payment of applicable tax withholding on the vesting or exercise of awards.  Shares so surrendered by participants in the Plan are repurchased pursuant to the terms of the Plan and applicable award agreement and not pursuant to publicly announced share repurchase programs.  No shares of our Common Stock were surrendered by participants in the Plan during the quarter ended July 3, 2005.

(2)  On June 10, 2005, our Board of Directors approved the repurchase by us of up to 2,000,000 shares of our Common Stock pursuant to the Program.  The Program expires on June 30, 2008.

Item 4.  Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 11, 2005.  At the Annual Meeting, our stockholders (1) re-elected three directors in Class 3, as follows:  Robert J. Clanin, Gerard M. Moufflet and Lawrence Tilton; (2) approved the Serologicals Corporation 2005 Incentive Plan; (3) approved an amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of our common stock, par value $0.01 per share, from 50,000,000 to 115,000,000; and (4) ratified the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for fiscal 2005.

The following table sets forth the votes cast with respect to each of these matters:

MATTER	FOR	AGAINST	WITHHELD	ABSTAIN	BROKER NON-VOTES
Re-election of Robert J. Clanin	30,949,295	—	1,290,575	—	—
Re-election of Gerard M. Moufflet	30,064,107	—	2,175,766	—	—
Re-election of Lawrence E. Tilton	30,066,362	—	2,173,511	—	—
Approval of Serologicals Corporation 2005 Incentive Plan	16,067,107	12,664,501		10,422	3,497,843
Approval of Amendment to Amended and Restated Certificate of Incorporation	25,264,502	6,941,365		34,006	—
Ratification of appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for fiscal 2005	31,645,907	590,546	—	3,420	—

Item 6.  Exhibits

Exhibits (numbered in accordance with Item 601 of Regulation S-K):

3.1.1	Amended and Restated Certificate of Incorporation (Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2002 is hereby incorporated by reference).

3.1.2

Certificate of Amendment of Amended and Restated Certificate of Incorporation. (Exhibit 3.2.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2005 is hereby incorporated by reference).

3.2.1	Amended and Restated By-laws (Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (File No. 33-91176), effective June 14, 1995, is hereby incorporated by reference).

4.1.1	Specimen Common Stock Certificate (Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 33-91176), effective June 14, 1995, is hereby incorporated by reference).

4.1.2	Specimen Form of Rights Certificate (Exhibit 2.1 to the Company’s Registration Statement on Form 8-A filed August 10, 1999, is hereby incorporated by reference).

4.1.3

Form of Rights Agreement, dated as of August 2, 1999, between the Company and State Street Bank & Trust Company, N.A. (Exhibit 2.2 to the Company’s Registration Statement on Form 8-A filed August 10, 1999, is hereby incorporated by reference).

4.1.4

Form of Certificate of Designation of Preferences and Rights of Series B Preferred Stock (Exhibit 2.3 to the Company’s Registration Statement on Form 8-A filed August 10, 1999, is incorporate by reference).

4.1.5.	Summary of Rights Plan (Exhibit 2.4 to the Company’s Registration Statement on Form 8-A filed August 10, 1999, is hereby incorporated by reference).

4.2.1

Indenture, dated as of August 20, 2003, between Serologicals Corporation and The Bank of New York, as Trustee, for the 4.75% Convertible Senior Subordinated Debentures due 2033, including the form of 4.75% Convertible Senior Subordinated Debenture due 2033 (Exhibit 4.1 to the Company’s Current Report on Form 8-K,

dated August 21, 2003, is hereby incorporated by reference).

4.2.2

Registration Rights Agreement, dated August 20, 2003, by and among Serologicals Corporation and Banc of America Securities LLC, J.P. Morgan Securities Inc. and UBS Securities LLC, as initial purchasers of the Company’s 4.75% Convertible Senior Subordinated Debentures due 2003 (Exhibit 4.2 to the Company’s Current Report on Form 8-K, dated August 21, 2003, is hereby incorporated by reference).

10.1	Serologicals Corporation Amended and Restated 2005 Incentive Plan (Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated June 6, 2005, is hereby incorporated by reference).

10.2	Serologicals Corporation Non-Employee Directors Compensation Arrangements (Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated May 17, 2005, is hereby incorporated by reference).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 (a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 (a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes- Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes- Oxley Act of 2002.*

*              Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEROLOGICALS CORPORATION (Registrant)
Date: August 12, 2005
	BY:	/s/ HAROLD W. INGALLS
Harold W. Ingalls
Duly Authorized Officer of the Registrant,
Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)