Form 10-Q
period 2005-10-02
SEROLOGICALS CORP
filed 2005-11-10
CIK 767673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2005

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                 .

Commission file Number: 0-26126

SEROLOGICALS CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	58-2142225
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification Number)
organization)

5655 Spalding Drive
Norcross, Georgia	30092
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 4, 2005
Common Stock, $0.01 par value per share	34,594,946

INDEX

SEROLOGICALS CORPORATION AND SUBSIDIARIES

PART I.

Item 1. Financial Statements

SEROLOGICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands except share amounts)

	October 2, 2005	January 2, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,630	$33,024
Short-term investments	34,320	29,030
Trade accounts receivable, net	43,358	46,899
Inventories	56,576	49,846
Other current assets	15,056	15,226
Total current assets	179,940	174,025
PROPERTY AND EQUIPMENT, NET	97,672	96,887
GOODWILL	246,824	241,038
INTANGIBLE ASSETS, NET	119,261	117,997
OTHER ASSETS	3,780	9,860
Total assets	$647,477	$639,807

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,081	$11,827
Accrued liabilities	27,186	37,336
Current maturities on capital lease obligations	1,655	2,419
Total current liabilities	35,922	51,582
CONVERTIBLE SUBORDINATED DEBENTURES	129,896	130,395
CAPITAL LEASE OBLIGATION LESS CURRENT MATURITIES	648	2,194
DEFERRED INCOME TAXES	41,311	38,012
OTHER LIABILITIES	1,014	1,093
Total liabilities	208,791	223,276

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 1,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 115,000,000 and 50,000,000 shares authorized, 38,519,130 and 37,752,120 shares issued at October 2, 2005 and January 2, 2005, respectively	385	377
Additional paid-in capital	346,623	334,429
Retained earnings	105,767	91,378
Accumulated other comprehensive income	9,489	11,046
Less:
Common stock held in treasury	(22,859)	(20,347)
Deferred compensation	(719)	(352)
Total stockholders’ equity	438,686	416,531
Total liabilities and stockholders’ equity	$647,477	$639,807

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEROLOGICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited and in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004

NET REVENUES	$66,969	$46,294	$187,812	$126,761
COST OF REVENUES	28,743	21,313	82,034	57,379
Gross profit	38,226	24,981	105,778	69,382
OPERATING EXPENSES:
Selling, general and administrative	19,346	12,997	62,212	38,029
Research and development	4,429	1,930	13,241	6,112
Amortization of intangibles	1,823	655	5,329	2,064
OPERATING INCOME	12,628	9,399	24,996	23,177
Other expenses (income), net	500	25	574	(231)
Interest expense	1,824	1,281	5,545	3,527
Interest (income)	(477)	(225)	(1,412)	(582)
INCOME BEFORE INCOME TAXES	10,781	8,318	20,289	20,463
PROVISION FOR INCOME TAXES	3,127	2,579	5,884	6,343
NET INCOME	$7,654	$5,739	$14,405	$14,120

NET INCOME PER SHARE:
Basic	$0.22	$0.23	$0.41	$0.57
Diluted	$0.20	$0.19	$0.41	$0.48

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	34,925,778	25,034,437	34,760,132	24,943,488
Diluted	44,259,086	34,428,253	44,163,000	34,305,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEROLOGICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine Months Ended
	October 2, 2005	September 26, 2004
CONTINUING OPERATIONS:
OPERATING ACTIVITIES:
Net income	$14,405	$14,120
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation and amortization	11,502	7,919
Tax benefit from exercise of stock options	4,098	1,281
Deferred and other compensation	377	35
Deferred income tax provision	—	1,299
Other, net	836	—
Changes in operating assets and liabilities, net of acquisition of business:
Trade accounts receivable, net	3,478	3,109
Inventories	(5,297)	(5,208)
Other current assets	(1,865)	(55)
Accounts payable	(4,829)	887
Accrued liabilities	(11,812)	(1,928)
Other, net	(467)	(204)
Total adjustments	(3,979)	7,135
Net cash provided by operating activities	10,426	21,255
INVESTING ACTIVITIES:
Purchases of short-term investments	(56,310)	(87,300)
Proceeds from sale of short-term investments	51,020	78,510
Purchases of property and equipment and intangible assets	(9,516)	(14,767)
Proceeds from collection of principal portion of note receivable	7,249	3,500
Purchase of business, net of cash acquired	(6,752)	(12,440)
Other, net	46	(164)
Net cash used in investing activities	(14,263)	(32,661)
FINANCING ACTIVITIES:
Purchase of common shares	(2,513)	—
Proceeds (payments) on capital lease obligations	(2,201)	3,304
Proceeds from issuance of common shares under stock plans	7,360	3,118
Net cash provided by financing activities	2,646	6,422
DISCONTINUED OPERATIONS:
OPERATING ACTIVITIES	—	(2,500)
INVESTING ACTIVITIES	—	962
Net cash used by discontinued operations:	—	(1,538)
Effects of exchange rate changes on cash and cash equivalents	(1,203)	(475)
Net decrease in cash and cash equivalents	(2,394)	(6,997)
Cash and cash equivalents, beginning of period	33,024	21,479
Cash and cash equivalents, end of period	$30,630	$14,482

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEROLOGICALS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 2, 2005

(UNAUDITED)

1.             ORGANIZATION AND BASIS OF PRESENTATION

Organization

Serologicals Corporation, a Delaware corporation (together with its subsidiaries, “we”, “our”, the “Company” or “Serologicals”), with facilities in North America, Europe and Australia, is a global leader in developing and commercializing consumable biological products, enabling technologies and services in support of biological research, drug discovery, and the bioprocessing of life-enhancing products. Serologicals’ customers include researchers at major life science companies and leading research institutions involved in key disciplines, such as neurology, oncology, hematology, immunology, cardiology, proteomics, infectious diseases, cell signaling and stem cell research. In addition, Serologicals is the world’s leading provider of monoclonal antibodies for the blood typing industry.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Serologicals and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, considered necessary to present fairly Serologicals’ financial position, results of operations and cash flows at the dates and for the periods presented. Interim results of operations are not necessarily indicative of results to be expected for the full year. Certain prior year amounts in the accompanying condensed balance sheet have been reclassified to conform with current year presentation. The interim financial statements should be read in conjunction with the audited consolidated financial statements as of January 2, 2005 and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 2, 2005.

Inventories

Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. Market for inventories is replacement cost for raw materials or net realizable value for all other categories.

Inventories at October 2, 2005 and January 2, 2005 consisted of the following (in thousands):

	October 2, 2005	January 2, 2005

Raw materials	$7,382	$10,950
Work in process	18,515	12,995
Finished goods	30,679	25,901
	$56,576	$49,846

Intangible Assets

Intangible assets at October 2, 2005 and January 2, 2005 consisted of the following (in thousands):

	Weighted	October 2, 2005		January 2, 2005
	Average Life	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Finite lived intangible assets:
Developed products	17.4 years	$77,333	$(6,452)	$78,175	$(3,341)
Patents and property know-how	15 years	13,099	(3,170)	11,362	(2,333)
Customer relationships	15.9 years	20,200	(1,560)	14,700	(588)
Other intangible	6.5 years	2,143	(1,132)	2,272	(1,050)
		112,775	(12,314)	106,509	(7,312)
Indefinite lived intangible assets:
Trademarks		18,800	—	18,800	—
Total intangible assets		$131,575	$(12,314)	$125,309	$(7,312)

Recorded intangible asset amortization expense for the three and nine months ended October 2, 2005 was $1.8 million and $5.3 million, respectively.  Recorded intangible asset amortization expense for the three and nine months ended September 26, 2004 was $0.7 million and $2.1 million, respectively. Estimated aggregate amortization expense is expected to be $1.9 million for the remainder of fiscal year 2005, and $7.2 million in fiscal years 2006 and 2007 and $7.1 million, $6.9 million in fiscal years 2008 and 2009, respectively.

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

At January 2, 2005, the fair market value of the interest rate swaps was an asset of $0.4 million and was included in “Other assets” in the accompanying balance sheet.

The Company has presented the carrying value of the Debentures as follows (in thousands):

	October 2, 2005	January 2, 2005

Face value of Debentures	$130,000	$130,000
Mark-to-market value as a result of interest rate swap agreements	(104)	395
Carrying value of Debentures	$129,896	$130,395

Earnings per Share

Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per share is similar to basic earnings per share, except that net income is adjusted by adding back the after-tax interest expense on the Debentures, when they are dilutive, and the weighted average number of shares includes the dilutive effect of stock options, stock awards, and the Debentures. The Debentures were dilutive in all periods presented.

The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
Numerator:
Net income	$7,654	$5,739	$14,405	$14,120
Add back: interest expense on convertible debentures, net of income taxes	1,219	807	3,698	2,303
Numerator for diluted earnings per share attributable to common stockholders	$8,873	$6,546	$18,103	$16,423

Denominator:
Basic earnings per share - weighted average shares outstanding	34,926	25,034	34,760	24,943
Effect of dilutive securities:
Stock options	454	575	529	541
Convertible debentures	8,790	8,790	8,790	8,790
Common stock awards	90	29	85	32
Diluted earnings per share - weighted average shares outstanding	44,260	34,428	44,164	34,306

Basic earnings per share	$0.22	$0.23	$0.41	$0.57
Diluted earnings per share	$0.20	$0.19	$0.41	$0.48

The following shares issuable under stock option agreements were excluded from the calculation of diluted earnings per share for the periods indicated because the option price exceeded the average market price for the Company’s stock (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004

Stock options	30	363	30	378

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

	Three Months Ended		Nine Months Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004

Net income as reported	$7,654	$5,739	$14,405	$14,120
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	293	43	436	99
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(924)	(776)	(2,329)	(1,984)
Pro forma net income	$7,023	$5,006	$12,512	$12,235

Earnings per share:
Basic - as reported	$0.22	$0.23	$0.41	$0.57
Basic - pro forma	$0.20	$0.20	$0.36	$0.49

Diluted - as reported	$0.20	$0.19	$0.41	$0.48
Diluted - pro forma	$0.19	$0.17	$0.35	$0.43

The Debentures were antidilutive and excluded from the pro forma diluted earnings per share calculation for the nine months ended October 2, 2005.

Reflected in net income for the three and nine month periods ended October 2, 2005 was $0.2 million, in net of tax compensation expense related to performance shares issued under the 2005 Incentive Plan (see Note 4 to condensed consolidated financial statements).  Reflected in net income for the three and nine month periods ended October 2, 2005 was also $0.1 million and $0.2 million, respectively, in net of tax amortization expense of restricted shares. No other stock-based employee compensation cost was reflected in net income for the three and nine month periods ended October 2, 2005, respectively, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. During the three and nine month periods ended October 2, 2005, the Company issued approximately 327,000 and 690,000 shares, respectively, in conjunction with exercises of stock options.

Under SFAS No. 123, the fair value of stock-based awards is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company’s stock option grants. These models also require subjective assumptions, including future stock price volatility and expected lives of each option grant. There were no changes in these assumptions from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 2, 2005. The impact of the adoption of SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS 123R”), which is a revision of SFAS No. 123, on the Company’s results of operations in 2006 and subsequent periods has not been determined.

Comprehensive Income

The following table sets forth the calculation of comprehensive income for the periods indicated below (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
		(As restated)		(As restated)

Net income, as reported	$7,654	$5,739	$14,405	$14,120
Other comprehensive income:
Foreign currency translation adjustments	1,607	260	(1,557)	(463)
Comprehensive income	$9,261	$5,999	$12,848	$13,657

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended January 2, 2005, the Company determined that foreign currency translation adjustments were incorrectly presented net of tax for periods prior to the year ended January 2, 2005. As a result, the Company restated the previously reported foreign currency translation adjustments from $0.8 million to $0.3 million and from $0.3 million to ($0.5) million for the third quarter and for the first nine months of 2004, respectively.

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

The results of Specialty Media were not material to the results of operations for the three and nine months ended October 2, 2005 and September 26, 2004; accordingly, no pro forma disclosure is presented.

The components of the purchase price were (in thousands):

Cash paid	$6,500
Direct costs	$84
Mortgage debt assumed	$245
Other liabilities assumed	$340
$7,169

The Company has completed its valuation of the fair market value of the underlying assets acquired and at October 2, 2005 the allocation of assets acquired was as follows (in thousands):

Current assets	$630
Property and equipment	509
Intangibles, principally goodwill	6,030
$7,169

The Company believes the depreciation expense on the fair value assigned to property and equipment and the amortization of intangible assets and goodwill will be deductible for federal income tax purposes.

Upstate Group, Inc

During the nine months ended October 2, 2005, the Company finalized its evaluation of the purchase price allocation of Upstate Group, Inc., which it acquired in October 2004, based on the estimated fair values of the assets and liabilities assumed as of the date of purchase.

The components of the purchase price are as follows (in thousands):

	As Originally Reported	Adjustments	Adjusted Purchase Price

Stock issued and cash paid to shareholders	$203,325	$—	$203,325
Direct costs of acquisition	3,998	—	3,998
Liabilities assumed	34,781	6,089	40,870
Total consideration and acquisition costs	$242,104	$6,089	$248,193

During the nine months ended October 2, 2005, the Company completed its analysis of the fair market value at the date of acquisition of the finished goods inventory and certain intangible assets, resulting in a net increase in these assets and a corresponding net decrease in goodwill of $6.7 million. The Company also completed the analysis of deferred income taxes and preacquisition liabilities arising from the Upstate acquisition, resulting in additional long-term deferred income tax liabilities of $3.2 million, additional liabilities assumed at the acquisition of $2.9 million and a corresponding increase in goodwill of $6.1 million. Included in the additional liabilities assumed at the acquisition in the third quarter of 2005 is $0.7 million related to a working capital settlement and $1.3 million in severance and relocation costs in conjunction with the acquisition. The adjusted allocation of purchase price to the underlying assets is as follows (in thousands):

	As Originally Reported	Adjustments	Adjusted Allocation	Intangible Weighted Average Useful Life

Cash and cash equivalents	$1,238	$—	$1,238
Accounts receivable, net	6,403	—	6,403
Inventory	9,420	2,361	11,781
Other current assets	1,907	—	1,907
Property and equipment	9,515	—	9,515
Developed products	53,200	(1,200)	52,000	17 years
Trademarks and trade name	9,800	—	9,800	Indefinite
Other intangible assets	12,200	5,500	17,700	15 years
Purchased in-process research and development	3,263	—	3,263	Expensed in 2004
Goodwill	135,158	(572)	134,586	Indefinite
	$242,104	$6,089	$248,193

The Company is continuing its plan of integration of certain activities at Upstate. These activities are accounted for in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”). They primarily include the closure of facilities, the abandonment or redeployment of equipment, employee terminations and other activities in the United States. Such costs have been recognized as liabilities assumed in the acquisition. In the first nine months of 2005, the Company recorded a $2.2 million liability as a result of severance cost and relocation costs related to the acquisition with a corresponding adjustment to goodwill and $0.2 million in accrued retention bonuses with the corresponding adjustment to current period expense. At October 2, 2005, the Company had $3.0 million in accrued expenses and other current liabilities in the accompanying condensed balance sheet related to this integration. Changes in accrued acquisition and business integration costs for all periods presented subsequent to the acquisition date are as follows (in thousands):

	Original amount recorded	Prior year amounts paid	Balance at January 2, 2005	Additional accruals	Amounts paid	Balance at October 2, 2005

Severance and relocation cost	$293	$(185)	$108	$1,916	$(505)	$1,519
Facility closure	1,470	(10)	1,460	136	(383)	1,213
Other	530	—	530	121	(375)	276
	$2,293	$(195)	$2,098	$2,173	$(1,263)	$3,008

Chemicon International, Inc.

Effective April 1, 2003, Serologicals completed the acquisition of 100% of the outstanding common stock of Chemicon. During the first quarter of 2004, the Company completed its evaluation of a restructuring of certain components of Chemicon’s operations, which was contemplated at the date of acquisition. As a result, the Company accrued $1.8 million related to lease terminations and site relocation costs. This amount was recorded to goodwill in the first quarter of 2004 as an adjustment to the purchase price of Chemicon in accordance with EITF 95-3. At October 2, 2005, the Company had $1.7 million remaining in accrued expenses and other current liabilities in the accompanying condensed balance sheet related to this integration.  The Company expects to complete the activities associated with this restructuring in 2006. Activity of accrued acquisition and business integration costs for all periods presented subsequent to the acquisition date is as follows (in thousands):

	Original amount recorded	Prior year amounts paid	Balance at January 2, 2005	Additional accruals	Amounts paid	Balance at October 2, 2005

Facility closure	$1,250	$(46)	$1,204	$—	$—	$1,204
Other	503	(46)	457	—	(3)	454
	$1,753	$(92)	$1,661	$—	$(3)	$1,658

3.             DISCONTINUED OPERATIONS

The Company completed the sale and divestiture of its former therapeutic plasma business on January 15, 2004, effective December 28, 2003.

Part of the sale proceeds consisted of secured promissory notes, which were recorded at their estimated net realizable value of $7.9 million.  In December 2004, the Company renegotiated the terms of the promissory notes, combining them into one secured promissory note (“new note”) with a stated face value of $7.8 million. The new note receivable bore interest at the applicable federal long-term tax exempt rate and was payable in variable quarterly installments through December 2007. The note was secured by the underlying assets of the business acquired and was guaranteed by the buyer’s parent corporation. The Company recorded an imputed interest charge on this new note in December 2004 because the stated interest rate on the new note was considered below market.

In September 2005, the buyer prepaid the entire remaining outstanding principal balance on the note. Under the terms of the transaction, the remaining debt balance of $6.8 million was settled for $6.0 million in cash and a royalty-bearing, non-exclusive commercial license to a purification technology. The amount of the discount, less unamortized imputed interest income, was reported as a $0.5 million charge and is included in other expense line item in the accompanying condensed income statement for the three and nine months ended October 2, 2005.

The current portion, $1.9 million, and long term portion, $5.3 million, of the note were included in other current assets and other assets, respectively, in the January 2, 2005 accompanying condensed balance sheet.

The Company has guaranteed real estate lease obligations totaling approximately $3.4 million related to the therapeutic plasma business. If the buyer defaults on the lease payments, the Company would be required to assume these leases. The Company has accrued a stand ready obligation of $0.1 million in accordance with FASB Interpretation No. 45, “Guarantor Accounting and Disclosure Requirement for Guarantees” for these guarantees.

4.             STOCKHOLDERS’ EQUITY AND STOCK COMPENSATION PLAN

Increase in number of authorized shares of common stock

On May 11, 2005, the Company’s shareholders approved an amendment to Article Four of the Company’s Amended and Restated Certificate of Incorporation that increased the number of authorized shares of Common Stock from 50,000,000 shares to 115,000,000 shares.

Restricted stock

Periodically the Company has awarded restricted common stock and restricted stock units to eligible key employees under the Company’s equity-based incentive plans. These awards have restriction periods tied primarily to employment and service. The awards are recorded at market value on the date of the grant to unearned compensation; compensation expense is recognized over the restriction period on a straight-line basis, net of forfeitures. In the nine months ended October 2, 2005, the Company issued shares under this program to certain key employees, which were recorded at their fair market value on date of issue, $0.7 million. These restricted shares cliff vest over three to five years from date of issuance. The Company recorded these shares as outstanding with an offsetting entry to Deferred Compensation, a component of stockholders’ equity.

Approval of the 2005 Incentive Plan

On May 11, 2005, the Company’s shareholders approved the Serologicals Corporation 2005 Incentive Plan (the “2005 Incentive Plan”), under which 10,000,000 shares of Common Stock are reserved for issuance. The 2005 Incentive Plan provides specific limitations on the size of grants that any one participant in the 2005 Incentive Plan may be granted. Pursuant to the 2005 Incentive Plan, the Committee is authorized to issue awards consisting of stock options, deferred stock units, performance share units, restricted stock, restricted stock units, stock appreciation rights (“SARs”) and other stock-based awards and cash payments. The purposes of the 2005 Incentive Plan are to encourage ownership of the Company’s Common Stock by key persons whose long-term employment and service are considered essential to the Company’s continued progress and to provide cash awards to such persons based on the increase in the value of the Company’s Common Stock.  Such awards are intended to align participants’ and shareowners’ interests.

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

Under the 2005 Incentive Plan the Company granted performance shares to certain employees. The vesting of performance shares is based on achieving certain performance targets. Included in net income for the three and nine month periods ended October 2, 2005 is $0.3 million in compensation expense related to performance shares.

Treasury Stock

On June 10, 2005 the Company announced that its Board of Directors authorized a stock repurchase program to repurchase up to 2.0 million shares of the Company’s common stock over the next three years ending in June 2008. The program is intended to be implemented through purchases made from time to time in the open market or through private transactions in accordance with applicable securities laws.  The timing, pricing and size of purchases will depend on market conditions, prevailing stock prices and other considerations.  As of October 2, 2005, the Company had repurchased approximately 125,000 shares of common stock for $2.5 million. There were no repurchases of shares during the three months ended October 2, 2005. Subsequent to October 2, 2005 the Company has acquired an additional 532,000 shares for $10.6 million.

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

Our Bioprocessing segment sells a variety of cell culture products, including highly purified proteins and tissue culture media components. These products are used primarily by biopharmaceutical and biotechnology companies as nutrient additives in cell culture media. Our most significant product within the Cell Culture segment is EX-CYTE®, a patented serum-free solution of cholesterol, lipoproteins and fatty acids. EX-CYTE® is used, in combination with other cell culture supplements, to reduce or replace animal serum in cell culture processes. We also provide a range of serum-based products in this segment, including Bovine Serum Albumin (“BSA”), under the brand name “Probumin™”, for which we are the world’s leading supplier. We also sell recombinant human insulin, under the brand name of “Incelligent™”, for use as a media supplement. This segment also manufactures and sells monoclonal antibodies that are used in products such as blood typing reagents and in controls for diagnostic tests for certain infectious diseases. We believe these products comprise the world’s most comprehensive range of commercially available human monoclonal antibodies for blood grouping. These products are marketed under our Celliance™ brand name.

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

The Company’s segment net revenues and gross profit for the three and nine months ended October 2, 2005 and September 26, 2004 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004

Net revenues:
Research	$33,543	$15,246	$101,216	$45,713
Bioprocessing	33,426	31,048	86,596	81,048
Total	$66,969	$46,294	$187,812	$126,761

Gross Profit:
Research	$20,798	$9,759	$63,739	$29,426
Bioprocessing	17,428	15,222	42,039	39,956
Total	$38,226	$24,981	$105,778	$69,382

Prior to 2005, the Company did not determine operating income and income before income taxes or segregate assets by segment because a significant portion of selling, general and administrative expenses, research and development expenses and assets were shared and not allocated to operating units. Beginning in 2005, with the decision to change from a company organized primarily by functional organizational units to a company with distinct operating units in two business segments and a separate corporate group, we are able to provide additional segment information for 2005; however, comparable information for 2004 is not available and as a result not presented. The additional segment information for 2005 is as follows (in thousands):

	Three Months Ended October 2, 2005
	Research	Bioprocessing	Corporate	Total

Gross profit	$20,798	$17,428	$—	$38,226
Selling, general and administrative expenses	11,320	3,586	4,440	19,346
Research and development	3,358	806	265	4,429
Amortization	1,567	256	—	1,823

Operating income (loss)	4,553	12,780	(4,705)	12,628
Other expense (income), net	8	(57)	1,896	1,847
Income (loss) before income tax	$4,545	$12,837	$(6,601)	$10,781

	Nine Months Ended October 2, 2005
	Research	Bioprocessing	Corporate	Total

Gross profit	$63,739	$42,039	$—	$105,778
Selling, general and administrative expenses	37,913	11,426	12,873	62,212
Research and development	10,071	2,528	642	13,241
Amortization	4,539	790	—	5,329

Operating income (loss)	11,216	27,295	(13,515)	24,996
Other expense (income), net	265	(115)	4,557	4,707
Income (loss) before income tax	$10,951	$27,410	$(18,072)	$20,289

Assets at October 2, 2005	$386,115	$198,339	$63,023	$647,477

6.             CONTINGENCY

The Company is involved in a lawsuit that arose out of the acquisition of Chemicon International, Inc. in 2003. In the lawsuit, an employee of Chemicon and a former employee of Chemicon sued Chemicon, the Company and certain others, including the founders of Chemicon, for amounts allegedly owed them pursuant to bonus agreements they entered into with Chemicon. They allege in the lawsuit that the Company’s acquisition of Chemicon gave rise to their right to receive bonuses.  They also allege that Chemicon breached the bonus agreements and that the Company and the founders of Chemicon tortiously interfered with Chemicon’s obligations pursuant to the bonus agreements.  The Company is defending the suit and believes that it has meritorious defenses to the plaintiffs’ allegations.  Furthermore, the Company is indemnified by the founders of Chemicon and certain others against liability for the amount of these bonuses.  At the time of the acquisition of Chemicon, the Company paid $19 million of the purchase price directly into an escrow account to secure its indemnification right.  Management believes that the indemnification and the escrow will prevent the Company from incurring material liability as a result of this litigation if it is found that the Company or Chemicon is liable to the plaintiffs.  In management’s opinion, the ultimate resolution of this matter will not have a material adverse effect on the Company’s financial position or results of operations.

7.             SUBSEQUENT EVENT

In October 2005, the Company received $3.1 million in connection with a contractual claim against a customer of the Company's former therapeutic plasma business.  The payment will be reported, net of income taxes and collection expenses totaling approximately $1.3 million, as Income from Discontinued Operations during the fourth quarter of 2005.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a global leader in developing and commercializing consumable biological products, enabling technologies and services in support of biological research, drug discovery, and the bioprocessing of life-enhancing products. Serologicals’ customers include researchers at major life science companies and leading research institutions involved in key disciplines, such as neurology, oncology, hematology, immunology, cardiology, proteomics, infectious diseases, cell signaling and stem cell research. In addition, Serologicals is the world’s leading provider of monoclonal antibodies for the blood typing industry.

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

Our Bioprocessing segment sells a variety of cell culture products, including highly purified proteins and tissue culture media components. These products are used primarily by biopharmaceutical and biotechnology companies as nutrient additives in cell culture media. Our most significant product within the Bioprocessing segment is EX-CYTE®, a patented serum-free solution of cholesterol, lipoproteins and fatty acids. EX-CYTE® is used, in combination with other cell culture supplements, to reduce or replace animal serum in cell culture processes. We also provide a range of serum-based products in this segment, including BSA, under the brand name “Probumin™”, for which we are the world’s leading supplier. We also sell recombinant human insulin, under the brand name of “Incelligent™”, for use as a media supplement. This segment also manufactures and sells monoclonal antibodies that are used in products such as blood typing reagents and in controls for diagnostic tests for certain infectious diseases. We believe these products comprise the world’s most comprehensive range of commercially available human monoclonal antibodies for blood grouping. These products are marketed under our Celliance™ brand name.

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

The following table sets forth certain consolidated operating data as a percentage of net revenues for the periods indicated below:

	Three Months Ended		Nine Months Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004

Net revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	57.1%	54.0%	56.3%	54.7%
Selling, general and administrative expenses	28.9%	28.1%	33.1%	30.0%
Research and development expenses	6.6%	4.2%	7.1%	4.8%
Amortization of intangibles	2.7%	1.4%	2.8%	1.6%
Operating income	18.9%	20.3%	13.3%	18.3%
Net income	11.4%	12.4%	7.7%	11.1%

The following tables set forth a breakdown of revenue and gross profit contributed by segment for the three and nine months ended October 2, 2005 and September 26, 2004 (dollars in thousands):

	Three Months Ended
	October 2, 2005		September 26, 2004
	Revenue	% Total	Revenue	% Total
Revenue:
Research	$33,543	50.1%	$15,246	32.9%
Bioprocessing	33,426	49.9%	31,048	67.1%
	$66,969	100.0%	$46,294	100.0%

	Three Months Ended
	October 2, 2005		September 26, 2004
	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %
Gross Profit:
Research	$20,798	62.0%	$9,759	64.0%
Bioprocessing	17,428	52.1%	15,222	49.0%
	$38,226	57.1%	$24,981	54.0%

	Nine Months Ended
	October 2, 2005		September 26, 2004
	Revenue	% Total	Revenue	% Total
Revenue:
Research	$101,216	53.9%	$45,713	36.1%
Bioprocessing	86,596	46.1%	81,048	63.9%
	$187,812	100.0%	$126,761	100.0%

	Nine Months Ended
	October 2, 2005		September 26, 2004
	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %
Gross Profit:
Research	$63,739	63.0%	$29,426	64.4%
Bioprocessing	42,039	48.5%	39,956	49.3%
	$105,778	56.3%	$69,382	54.7%

Net Revenues, Gross Profit and Gross Margin

Consolidated.  Consolidated net revenues increased 44.7%, to $67.0 million, in the three months ended October 2, 2005, compared to $46.3 million in the same period last year, primarily from the inclusion of Upstate in 2005 and overall increased sales volumes in certain key products as discussed below. Consolidated net revenues for the nine months ended October 2, 2005 increased 48.2% to $187.8 million, compared to $126.8 million for the same period last year. Consolidated gross profits increased from $25.0 million in the third quarter of 2004 to $38.2 million in the third quarter of 2005, primarily due to the inclusion of Upstate in the third quarter of 2005. Consolidated gross profit increased from $69.4 million in the nine months ended September 26, 2004 to $105.8 million in the nine months ended October 2, 2005, primarily due to the inclusion of Upstate in the nine months ended October 2, 2005.  Gross margin increased to 57.1% in the third quarter of 2005 compared to 54.0% in the prior year quarter, and was favorably impacted by the inclusion of higher margins of Upstate in 2005. Gross margin increased to 56.3% in the nine months ended October 2, 2005 compared to 54.7% in the same period last year primarily due to the higher margins of Upstate in 2005, but was partly offset by lower margins arising from the Bioprocessing product mix.

Research.  Net revenue in the third quarter of 2005 increased $18.3 million, or 120.0%, over the prior year quarter. Net revenue for the nine months ended October 2, 2005 increased $55.5 million, or 121.4%, over the same period last year. In addition to the increased revenue recorded as the result of the Upstate acquisition, Chemicon achieved revenue growth of 15.4% in the third quarter of 2005, compared to the prior year quarter, which was driven by increased volumes in the areas of neuroscience, stem cells, bulk reagents and diagnostic products. Upstate revenue, while not included in our third quarter of 2004 operating results, grew 18.6% compared to the third quarter of 2004. Upstate revenue growth in the third quarter and first nine months of 2005 was driven primarily by stronger volumes in drug discovery services as well as product sales in the areas of nuclear function and multiplex Beadlyte® assays. Geographically, Research revenue increased 36.0% in Asia, 20.0% in Europe and 13.0% in North America in the third quarter of 2005 compared to the same period in 2004. In the first nine months of 2005, Research revenue increased 28.0% in Asia, 18.0% in Europe and 15.0% in North America, compared to the same period in 2004. These geographical increases were driven by increased market share.

Gross margins for the three and nine months ended October 2, 2005 decreased by 2.0 and 1.4 percentage points to 62.0% and 63.0%, respectively, compared to the same period in prior year. Gross margins in 2005 for the Research segment were lower than 2004 due to product mix when compared to prior year. In addition, gross margins for the Research segment were higher in 2004 as a result of a second quarter 2004 one-time benefit related to the settlement of a dispute over a licensing arrangement.  This settlement increased Research gross margin by approximately 2.0 percentage points for the first nine months of 2004. Research gross margin for the nine months ended October 2, 2005 was also reduced by a one time charge of approximately $0.5 million in the first quarter of 2005 resulting from purchase price adjustments to inventory arising from the acquisition of Upstate.

Changes in foreign currency exchange rates were immaterial to Research segment revenues for the three and nine months ended October 2, 2005 and September 26, 2004. In the Research segment currency rate fluctuations had a negligible affect on gross margins in both the third quarter and for the first nine months of 2005 and had less than a 1.0 percentage point reduction in gross margins in both the third quarter and for the first nine months of 2004.

Bioprocessing.  The following table sets forth a breakdown of net revenue for the key products in the Bioprocessing segment (in thousands):

	Quarter Ended		Nine Months Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004

EX-CYTE®	$9,397	$7,548	$21,344	$20,879
Probumin™ BSA	5,477	4,123	15,196	12,823
Incelligent™	8,188	7,986	19,278	15,456
Monoclonal antibodies	6,431	6,837	18,908	19,188
Other bioprocessing products	3,933	4,554	11,870	12,702

	$33,426	$31,048	$86,596	$81,048

Bioprocessing revenue was $33.4 million in the third quarter 2005 compared to $31.0 million the prior year quarter, an increase of 7.7%. Bioprocessing revenue increased by $5.5 million to $86.6 million in first nine months of 2005, an increase of 6.8%. The majority of the revenue fluctuations in this segment between comparable periods are due to volume associated with customer ordering patterns. Revenues in 2005 reflect modest price increases over the prior year.

In the third quarter of 2005, Bioprocessing sales increased 106% in Europe and declined 12% in North America compared to the same period in 2004. In the first nine months of 2005, Bioprocessing revenue increased 39% in Europe and declined 3% in North America compared to the same period in 2004. Revenue from these two geographic regions represented 98.0% and 97.0% of all Bioprocessing revenue in the third quarter and first nine months of 2005, respectively.

Bioprocessing margins for the third quarter of 2005 increased by approximately 3.1 percentage points compared to the same periods in 2004 primarily as the result of higher EX-CYTE® volumes, slightly higher Incelligent™ sales and higher manufacturing productivity, which resulted in lower unit production costs. Bioprocessing margins for the first nine months of 2005 decreased by approximately 0.8 percentage points compared to the same periods in 2004 primarily as a result of product mix.

Bioprocessing gross margins during the first nine months of 2004 included a charge of approximately $0.5 million, or 0.6% of Bioprocessing revenue, related to a production halt at our Toronto facility early in the first quarter of 2004 due to a “mad-cow” disease scare in Washington State. The production halt resulted from our inability to transport raw materials from our U.S. supplier to our facility in Toronto. As a result, much of our Toronto plant was idle for approximately one month in 2004 until all of the importation clearances from the Canadian government were obtained. Bioprocessing gross margins for the three and nine month period ended October 2, 2005 included certain reorganization and lease termination costs of $0.5 million and $0.8 million, respectively.

In the Bioprocessing segment, currency rate fluctuations had a negligible affect on revenues and gross margins in both the third quarter and for the first nine months of 2005. Gross margins in the Bioprocessing segment were adversely affected by 1.0 percentage point in the third quarter and the effect was negligible for the first nine months of 2004, respectively.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative (“SG&A”) expenses were $19.3 million, or 28.9% of revenues in the third quarter of 2005, compared to $13.0 million, or 28.1%, of revenues in the third quarter of 2004. SG&A expenses were $62.2 million, or 33.1%, of revenues in the first nine months of 2005, compared to $38.0 million, or 30.0%, of revenues in the first nine months of 2004.

SG&A during the third quarter and first nine months of 2005 increased by $6.3 million and $24.2 million, respectively, compared to the same periods in 2004, primarily due to the inclusion of Upstate in 2005. Additionally, SG&A expenses in the first nine months of 2005 included $2.2 million in costs incurred for the continued integration of Upstate. The majority of these integration costs were incurred in cross training our sales force to sell all product offerings and integration of various Research selling, customer service and marketing efforts. SG&A expense for the first nine months of 2005 also included $1.1 million in employee termination costs associated with reorganization activities in the Bioprocessing segment and at our corporate headquarters. Excluding Upstate related integration costs and reorganization costs at Bioprocessing and corporate, SG&A would have been 31.3% compared to 30.0% of revenues in the first nine months of 2005 and 2004, respectively.

Research and Development Expenses

Consolidated research and development expense increased to $4.4 million, or 6.6% of revenue, during the third quarter of 2005, as compared to $1.9 million, or 4.2% of revenue, during the third quarter of 2004. Research and development expense also increased during the first nine months of 2005 to $13.2 million, or 7.1% of revenue, from $6.1 million, or 4.8% of revenue, in the same period in the prior year. Research and development expenses increased in the third quarter and first nine months of 2005 compared to the same periods in 2004 primarily due to the inclusion of Upstate. Included in research and development expenses for the three and nine month period ended October 2, 2005, respectively, is $0.2 million for integration costs at Upstate.

Our Research segment introduced 520 and over 1,500 new products during the third quarter and first nine months of 2005, respectively. These new products included new Chemicon assays and reagents focused in the areas of neuroscience and stem cell research and a range of new Upstate kinases and multiplex Beadlyte® assays, as well as the addition of 182 products in connection with the Specialty Media acquisition. Upstate continues to expand its industry position by providing over 250 kinases with an aggressive plan to further increase its kinase panel by the end of 2005, continuing into 2006.

During the quarter, Upstate continued to expand its product portfolio with continued emphasis on new products to support drug discovery activities with particular emphasis on cell biology-based products. This included the launch of a new, more cost efficient Western blotting detection kit and the expansion of its KinEASE™ FP production line to include each of the 80 individual kinases that have been validated in the assay. Upstate continues its commitment to support drug discovery research by continuing to develop and introduce new products and services using cell signaling technologies.

Chemicon also continues to expand its product portfolio and added a number of co-development opportunities. This includes the introduction of an innovative infectious disease detection product utilizing Chemicon’s patented fluorescent detection technology, Amplifluor®. Chemicon also entered into an exclusive manufacturing and marketing agreement that will transfer patented technology and expertise to Chemicon to allow it to manufacture fully formulated, serum-free embryonic stem cell media for the research market. In addition, Chemicon signed an exclusive agreement to co-develop new antibody markers from proprietary human embryonic stem cell lines further demonstrating the commitment by Chemicon to maintain its leadership position in the support of stem cell research.

Our Celliance business unit also expanded its product portfolio during the third quarter by introducing a new line of peptones under the brand name of LucraTone™. The initial launch includes eight animal-free products that are critical components in cell culture and fermentation. In addition, Celliance acquired the UCOE (ubiquitous chromatin opening element) gene expression technology that improves the yield, consistency and stability of protein production in cultured mammalian cells.

Amortization of Intangibles

Amortization of intangibles increased from $2.1 million during the first nine months of 2004 to $5.3 million for the same period in 2005 primarily due to the acquisition of Upstate.

Other Expenses (Income), Net

Other expenses (income), net in 2005 includes gains and losses from foreign currency transactions. Recognized losses on foreign exchange transactions were negligible in the third quarter of 2005 and 2004 and $0.3 million for the first nine months of 2005 and 2004, respectively. Included in other expense (income) during the third quarter of 2005 is a $0.5 million charge in connection with the collection of the note from the Buyer of our former therapeutic plasma business (see Note 3 to condensed consolidated financial statements). Additionally, included in other expense (income) during the first nine months of 2005 is a $0.2 million gain related to interest rate swap ineffectiveness (see Note 1 to condensed consolidated financial statements). In 2004 other expenses (income), net included income from providing certain administrative transition services for the buyer of our former therapeutic plasma business. Income from transition services was $0.7 million in the first nine months of 2004. We did not earn any additional income from transition services subsequent to the second quarter of 2004.

Interest Expense

Interest expense increased during the third quarter and first nine months of 2005 to $1.8 million and $5.5 million, respectively, compared to $1.3 million and $3.5 million, respectively, in the same periods of 2004 due to increases in the variable interest rates through June 2005 when the swap agreements were terminated (see Note 1 to condensed consolidated financial statements). Prior to termination, the swaps converted the 4.75% fixed rate on $70.0 million of our Debentures to a variable interest rate based on 6-month LIBOR at the end of each interest period plus a spread of 66 basis points. In the third quarter and first nine months of 2005, we capitalized a negligible amount of interest on construction in process (CIP) compared to $0.3 million and $0.8 million, respectively, in the same periods of 2004. The decrease in capitalized interest in 2005 was due to lower balances in CIP during the comparable periods due primarily to the completion of the construction phase of our bioprocessing plant in Lawrence, Kansas.

Interest Income

Interest income increased during the third quarter and first nine months of 2005 compared to the same periods in 2004, primarily due to the increase in average balance held in short term investments. Interest income also increased during the first nine months of 2005 compared to the same period in 2004 due to higher interest rates on cash, cash equivalents and short term investments. Our average balances for these categories during the third quarter and first nine months of 2005 were $60.0 million and $57.2 million, respectively, compared to $54.9 million and $56.7 million, respectively, during the same periods of 2004. Included in interest income for the three and first nine months ended October 2, 2005 is $0.1 million and $0.4 million, respectively, in interest income on the note receivable from the Buyer of our former therapeutic plasma business (see Note 3 to condensed consolidated financial statements).

Provision for Income Taxes

Our consolidated effective tax rate for the third quarter and first nine months of 2005 was 29.0%, compared to 31.0% in the same periods of 2004. We expect our rate for the full 2005 fiscal year to be 29.0% compared to 31.0% for the full year in 2004. The lower expected rate is a result of the generation of more of our income in lower tax jurisdictions, increases in research and development activities and higher tax credits.

Liquidity and Capital Resources

The following table sets forth certain indicators of financial condition and liquidity as of October 2, 2005 and January 2, 2005 (dollars in thousands):

	October 2, 2005	January 2, 2005

Cash, cash equivalents and marketable securities	64,950	62,054
Working capital	144,018	122,443
Long term debt and convertible subordinated debentures	132,199	135,008
Stockholders equity	438,686	416,531
Total debt to equity	30.1%	32.4%

We have three principal sources of near-term liquidity: (1) existing cash, cash equivalents and marketable securities; (2) cash generated by operations; and (3) available borrowing capacity under our revolving credit facility (“Revolver”), which provides for a maximum borrowing capacity of $45 million. As of October 2, 2005, we had $45 million available under the Revolver. We believe that our liquidity and capital resources are sufficient to meet our working capital, capital expenditure and other anticipated normal operating cash requirements over the next twelve months.

Net cash provided by operating activities was $10.4 million and $21.3 million during the first nine months of 2005 and 2004, respectively. Changes in operating assets and liabilities used $20.8 million and $3.4 million in cash in the first nine months of 2005 and 2004, respectively. Accounts receivable decreased $3.5 million and $3.1 million during the first nine months of 2005 and 2004, respectively, because the third quarter of each year had lower sales than the fourth quarter of the preceding year. Inventories increased $5.3 million and $5.2 million in the first nine months of 2005 and 2004, respectively, due to the inventory buildup in anticipation of higher fourth quarter sales. Accounts payable and accrued liabilities decreased $16.6 million and $1.0 million during the first nine months of 2005 and 2004, respectively, due to reductions in accrued payroll expense and deferred revenues, timing of purchases of raw materials and timing of payments for bonuses, interest on the Debentures, commissions, royalties and income taxes. The remaining changes in cash provided by operating activities are due to $0.3 million higher net income, increased depreciation and amortization of $3.6 million and increased tax benefit from exercise of stock options of $2.8 million. Depreciation and amortization increased in the first nine months of 2005 compared to the same period in 2004 due to the acquisition of Upstate effective October 1, 2004.

Net cash used in investing activities during the first nine months of 2005 was $14.3 million, compared with $32.7 million during the first nine months of 2004. Capital expenditures during the first nine months of 2005 were $9.5 million compared to $14.8 million in the same period of 2004. Expenditures in 2005 consisted primarily of manufacturing facility improvements and capitalization of certain costs associated with the implementation of our enterprise resource planning (“ERP”) system in our Research segment. Included in the purchase of property and equipment and intangible assets for the first nine months of 2005 is $1.6 million related to the purchases of intangible assets, $1.3 million of which was related to the acquisition of UCOE (ubiquitous chromatin opening element) gene expression technology that improves the yield, consistency and stability of protein production in cultured mammalian cells.  In 2004, our capital expenditures consisted primarily of the construction of the Lawrence, Kansas facility.

We anticipate capital expenditures for the remainder of the year to total approximately $8.0 million. The most significant capital expenditures anticipated for the remainder of 2005 are continued implementation costs associated with the installation of our ERP system in our Research segment, final validation of our Lawrence, Kansas facility and continued improvements at manufacturing sites. During the second quarter of 2005, we commenced the final phases of production validation at our Lawrence plant. This phase of validation is continuing and is expected to take approximately six more months to complete based on scheduling commitments and testing requirements. During the first nine months of 2005, net cash used in investing activities included $6.8 million related primarily to the acquisition of Specialty Media. Investing activities for the first nine months of 2005 included $7.2 million, representing proceeds received on the principal portion of the note receivable from the buyer of our former therapeutic plasma business (see Note 3 to condensed consolidated financial statements). During the first nine months of 2004, we received the initial cash payment of $3.5 million from the sale of the therapeutic plasma business. Net investments in short term securities, principally auction-rate securities, decreased by $5.3 million and $8.8 million during the first nine months of 2005 and 2004, respectively, based on the cash requirements of the business.

Net cash provided by financing activities in the first nine months of 2005 and 2004 was $2.6 million and $6.4 million, respectively. Financing activities in the first nine months of 2005 consisted of cash used to purchase 125,120 shares of our Common Stock for approximately $2.5 million and payments of capital lease obligations of $2.2 million, more than offset by the proceeds from the exercise of stock options of $7.4 million. Financing activities in the first nine months of 2004 consisted of proceeds from the exercise of stock options of $3.1 million and net proceeds on capital lease obligations of $3.3 million.

As of November 3, 2005, we had approximately $71.6 million in cash, cash equivalents and short-term investments.

There have been no material changes in our contractual obligations from the information provided in our Annual Report on Form 10-K for the fiscal year ended January 2, 2005 except that, in June 2005, we terminated our interest rate swap agreements (see Note 1 to condensed consolidated financial statements). The contractual obligations are discussed under the caption “Liquidity and Capital Resources” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in the Form 10-K.

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

PART II.

Item 1.  Legal Proceedings

The Company is involved in a lawsuit that arose out of the acquisition of Chemicon International, Inc. in 2003. In the lawsuit, an employee of Chemicon and a former employee of Chemicon sued Chemicon, the Company and certain others, including the founders of Chemicon, for amounts allegedly owed them pursuant to bonus agreements they entered into with Chemicon. They allege in the lawsuit that the Company’s acquisition of Chemicon gave rise to their right to receive bonuses.  They also allege that Chemicon breached the bonus agreements and that the Company and the founders of Chemicon tortiously interfered with Chemicon’s obligations pursuant to the bonus agreements. The lawsuit was filed on May 15, 2003 and has been amended several times. The lawsuit is pending in a state court in Riverside County, California. The Company is defending the suit and believes that it has meritorious defenses to the plaintiffs’ allegations.  Furthermore, the Company is indemnified by the founders of Chemicon and certain others against liability for the amount of these bonuses.  At the time of the acquisition of Chemicon, the Company paid $19 million of the purchase price directly in an escrow account to secure its indemnification right.  Management believes that the indemnification and the escrow will prevent the Company from incurring material liability as a result of this litigation if it is found that the Company or Chemicon is liable to the plaintiffs.  In management’s opinion, the ultimate resolution of this matter will not have a material adverse effect on the Company’s financial position or results of operations.

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

10.1	Serologicals Corporation Amended and Restated 2005 Incentive Plan (Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated June 6, 2005, is hereby incorporated by reference).

10.2	Serologicals Corporation Non-Employee Directors Compensation Arrangements (Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated May 17, 2005, is hereby incorporated by reference).

10.3	Letter Agreement, dated September 27, 2005, between the Company and Life Therapeutics, Ltd.*

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 (a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 (a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of

Sarbanes- Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes- Oxley Act of 2002.*

*              Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEROLOGICALS CORPORATION
(Registrant)
Date: November 10, 2005
	BY:	/s/ HAROLD W. INGALLS
Harold W. Ingalls
Duly Authorized Officer of the Registrant,
Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)