Form 10-K
period 2006-01-01
SEROLOGICALS CORP
filed 2006-03-16
CIK 767673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 1, 2006

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

Commission File Number: 0-26126

SEROLOGICALS CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	58-2142225
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
5655 Spalding Drive, Norcross, Georgia	30092
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number including area code	(678) 728-2000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value per share
Rights to Purchase Preferred Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of July 3, 2005, the aggregate market value of the shares of our Common Stock held by non-affiliates (based upon the closing sale price on The Nasdaq Global Market) was approximately $737,016,000. As of February 28, 2006, there were 34,133,667 shares of our Common Stock outstanding.

Documents Incorporated by Reference.

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held May 10, 2006 (Proxy Statement)	Part III

PART I.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 about Serologicals Corporation and its subsidiaries (collectively, “Serologicals” or the “Company,” “we,” “our” or “us”) that are subject to risks and uncertainties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements may be identified by the use of words such as “may,” “will,” “expect,” “anticipate,” “intend,” “estimate,” “plan,” “believe,” or “continue” and other words of similar meaning or future or conditional verbs such as “should,” “would” and “could.” Forward-looking statements include discussions of our expected business outlook, future operations, financial performance, pending acquisitions, financial strategies, future working capital needs and projected industry trends, as well as our strategies for growth, product development, regulatory approvals and compliance, market position and expenditures.

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

All forward-looking statements contained in this Annual Report on Form 10-K are qualified in their entirety by reference to the factors discussed throughout this Annual Report. The following risk factors identify important factors that could cause our actual results to differ materially from those discussed in the forward-looking statements made in this Annual Report. Among the factors that could cause our actual results to differ materially are:

•       our ability to implement our growth strategy;

•       our ability to manage our growth;

•       our ability to retain key members of our senior management;

•       our ability to raise capital;

•       our ability to compete effectively within our industry;

•       the availability and cost of raw materials;

•       our dependence on a supply of recombinant human insulin from a third party for a significant portion of the revenues in our Bioprocessing segment;

•       our ability to transfer production of several of our cell culture products from our facilities in Toronto to another facility, to close the Toronto facilities for the costs projected and to successfully convert customers of our Toronto products to other comparable products produced or sourced from other locations;

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

•       the risks associated with our international operations; and

•       the other risks described under the caption “Risk Factors” in this Annual Report on Form 10-K.

You should not place undue reliance on any forward-looking statements because the forward-looking statements are based on current expectations. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any of them in light of new information or future events. The factors listed above (in addition to other possible factors not listed) could affect our actual results and cause these results to differ materially from those expressed in forward-looking statements made by us or on our behalf.

Item 1.                        Business.

Our business

We are a global leader in developing and commercializing consumable biological products, enabling technologies and services in support of biological research, drug discovery and the bioprocessing of life-enhancing products. Our customers include major life science companies and leading research institutions involved in key disciplines, such as neurology, oncology, hematology, immunology, cardiology, proteomics, infectious diseases, cell signaling and stem cell research. In addition, we are the world’s leading provider of monoclonal antibodies for the blood typing industry. We were founded in 1971 and incorporated under the laws of the State of Delaware in 1994. Our principal executive offices are located at 5655 Spalding Drive, Norcross, Georgia, and our telephone number at this address is (678) 728-2000. Our principal operating subsidiaries are Celliance Corporation (“Celliance”), Chemicon International, Inc. (“Chemicon”), which we acquired in 2003, and Upstate Group, L.L.C. (“Upstate”), which we acquired in 2004. Celliance is the company that conducts our bioprocessing business. Chemicon and Upstate conduct our research business.

Recent events

In January 2006, we announced two actions related to our ongoing plant consolidation and rationalization initiative. First, we made the decision to close the Celliance facilities in Toronto, Ontario, Canada and to dispose of the plant assets, machinery and equipment at the facilities. We expect that Toronto site will be closed in late 2006 and subsequently prepared for sale. In connection with the plan of disposal, the Company determined that the carrying values of some of the underlying assets exceeded their fair values. Consequently the Company recorded an impairment loss of $16.0 million, which represents the amounts by which the carrying values of these assets exceeded their estimated fair values determined by their estimated future discounted cash flows. The impairment loss is included in the “Impairment and exiting costs” line item in the consolidated income statement for 2005. We also made the decision that we will not open the Celliance facility in Lawrence, Kansas, that we constructed to manufacture our EX-CYTE® cell culture product. We expect to meet current and anticipated demand for EX-CYTE® using the existing Kankakee facility. In connection with the plan of disposal, the Company determined that the carrying values of the underlying assets exceeded their fair values. Consequently the Company recorded an impairment loss of $17.1 million, which represents the excess of the carrying values of the assets over their fair values, less cost to sell. The impairment loss is included in the “Impairment and exiting costs” line item in the accompanying consolidated income statement for 2005. See “Note 5—Impairment and Exiting Costs” in Item 8 Financial Statements and Supplementary Data for additional disclosure related to the impairment and exiting costs related to these facilities.

On January 13, 2006, the Company completed a sale of its diagnostic production facility and distribution warehouse based in Milford, Massachusetts. See “Note 16—Subsequent Event” in Item 8 Financial Statements and Supplementary Data for additional disclosure related to the disposition of the Milford plant.

On March 9, 2006, Celliance executed an expanded four-year worldwide exclusive supply agreement with its supplier which extends its distribution rights of recombinant human insulin for the cell culture market. Celliance will continue to market this product to our customers under our Incelligent™ brand.

On March 13, 2006, Serologicals UK Holding Company Limited, our wholly-owned subsidiary, entered into a definitive agreement to acquire the entire issued ordinary share capital of Cytomyx Limited for aggregate cash consideration of $7 million. The consideration will be subject to a post-closing working-capital adjustment. Cytomyx Limited, which is based in Cambridge, England, and is a wholly owned subsidiary of Cytomyx Holdings Plc, is a leading provider of ion channel cell lines and drug discovery services. The acquisition is subject to approval of the shareholders of Cytomyx Holdings Plc and to other customary closing conditions. Cytomyx Holdings Plc has obtained irrevocable written undertakings from the holders of approximately 40% of its voting shares to approve the sale. Following completion of the acquisition, which is expected to occur on March 31, 2006, Cytomyx Limited will operate as part of our Research segment.

Our markets

We compete primarily in the life sciences research and bioprocessing markets. We also compete in a niche segment of the diagnostics market. The principal end users of our products and services in the life sciences research market are academic and institutional research laboratories, as well as research departments at both biotechnology and pharmaceutical companies. The research laboratories and departments include those operated by universities, medical research centers and governmental institutions where researchers typically conduct small scale experiments in basic molecular and cellular biology. The other principal laboratories in this market are operated by biotechnology and pharmaceutical companies where researchers conduct small scale experiments and large scale operations, such as drug screening and target validation, and typically have a commercial focus.

We also provide products and services to customers in the drug screening and drug target validation segment of the life sciences research market. This segment consists of developers of therapeutic agents that conduct screening and target validation to determine the efficacy of a particular agent against a particular biological process. The market for drug screening and drug target validation products and services has grown significantly. We believe the market will continue to experience significant growth as researchers discover new potential therapeutic agents and new biological processes against which to screen them. New drug development requires a significant investment of time and money. As a result, we expect drug researchers will increase outsourcing of the drug screening and drug validation processes.

The bioprocessing market consists of biotechnology and pharmaceutical companies that use cell culture products to grow cells for either research or production of commercial quantities of proteins. Cell culture products include sera, media and supplements. As the number and usage of biological therapeutic drugs increases, we expect the demand for cell culture products and services to increase.

We also compete in the blood typing segment of the diagnostics market. The ultimate consumer in this market segment consists of blood banks and hospital transfusion services that use monoclonal antibodies to assure blood-type compatibility.

Our segments and operations

We report operating results in two business segments, “Research” and “Bioprocessing.” The operations of Celliance represent the Bioprocessing segment and the operations of Chemicon and Upstate represent the Research segment.

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

Our Bioprocessing segment sells a variety of cell culture products, including highly purified proteins and tissue culture media components. These products are used primarily by biopharmaceutical and biotechnology companies as nutrient additives in cell culture media. One of our most significant products within the Bioprocessing segment is EX-CYTE®, a patented serum-free solution of cholesterol, lipoproteins and fatty acids. EX-CYTE® is used, in combination with other cell culture supplements, to reduce or replace animal serum in cell culture processes. We also provide a range of serum-based products in this segment, including Bovine Serum Albumin (“BSA”), under the brand name “Probumin™”, for which we are the world’s leading supplier. We also sell recombinant human insulin, under the brand name “Incelligent™”, for use as a media supplement. This segment also manufactures and sells monoclonal antibodies, under the brand name “MonoSera™”, that are used in products such as blood typing reagents and in controls for diagnostic tests for certain infectious diseases. We believe these products comprise the world’s most comprehensive range of commercially available human monoclonal antibodies for blood grouping.

Prior to 2005, we reported operating results in three business segments: Research, Cell Culture and Diagnostics. These segments were based primarily on the differing production, manufacturing and other value-added processes that we performed with respect to our products and, to a lesser extent, the differing nature of the ultimate end use of our products. Prior to 2003, we reported a fourth segment, Therapeutic Products, which is accounted for as discontinued operations in all periods presented in this Annual Report on Form 10-K. All amounts in this Annual Report on Form 10-K reflect the restatement of the pre-2005 segments so that they are consistent with the current year presentation.

See “Note 14—Segment and Geographic Information” in Item 8 Financial Statements and Supplementary Data for disclosure of revenue and gross profit by segment and long-lived assets by geographical area for our three most recently completed fiscal years.

Description of our industry

We operate in the life science industry. We serve three principal types of life science customers:

•       life science researchers in academia, government and the biopharmaceutical industry;

•       companies that use cell culture to produce biopharmaceuticals and other recombinant proteins; and

•       companies that produce diagnostic products.

The following is a description of the industry segments in which we operate.

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

Molecular biology research involves the study of the genetic information systems of living organisms. The genetic material of living organisms consists of long, double-stranded molecules of deoxyribonucleic acid (“DNA”). DNA contains the information required for the production of proteins by means of ribonucleic acid (“RNA”), a single-stranded molecule similar in composition to DNA. Proteins have many different functional properties and include antibodies, certain hormones and enzymes. Many researchers study the various steps of gene expression from DNA to RNA to protein production and the impact of these proteins on cellular function. Other researchers are interested in manipulating the DNA-RNA system in order to modify its functioning. Through techniques that are commonly termed “genetic engineering” or “gene splicing,” a researcher can modify an organism’s naturally occurring DNA to produce a desired protein not usually produced by the organism, or to produce a naturally produced protein at an increased rate.

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

Diagnostic Products.   Antibodies are used in the manufacture of products that are used to screen patients for exposure to disease-causing agents, to detect proteins of clinical importance, determine blood type, and many other applications where there is a need to detect a biological target with high specificity. These products are called diagnostic products. Diagnostic products may involve the use of either monoclonal or polyclonal antibodies. Monoclonal antibodies are produced using the cell culture process described above. Polyclonal antibodies are produced by a living organism that is exposed to a specific antigen. Typically, polyclonal antibodies are obtained from mammals that have been exposed to a specific disease and have developed resistance to it. The specificity of antibodies makes them powerful diagnostic tools. Antibodies can be used to locate substances that occur in minute amounts and to measure the substances with great accuracy. Monoclonal antibodies may be used to locate environmental pollutants, detect harmful microorganisms in food, distinguish cancer cells from normal cells and diagnose infections in humans, animals and plants. Monoclonal antibodies are also used to determine blood type. Antibodies are also used to classify the antigens on red cells and to detect regular antibodies and irregular antibodies in blood specimens.

Our products and services

Overview.   In fiscal 2005, we derived approximately 49.8% of our revenues from our Bioprocessing segment and approximately 50.2% from our Research segment. The following table presents individual products making up greater than 10% of our consolidated net revenue during fiscal 2005, 2004 and 2003:

	2005	2004	2003
EX-CYTE®	12%	15%	20%
Probumin™ BSA	*	*	11%
Incelligent™ Recombinant Human Insulin	14%	15%	*

*                    Less than 10% of consolidated net revenue

EX-CYTE®, Probumin™ and Incelligent™ are products of our Bioprocessing segment.

The following sets forth a description of the products of our business segments, the processes by which such products are manufactured or obtained and the markets for such products.

Research.   The activities of our Research segment primarily consist of the manufacture and sale of a broad range of products and services to research customers working in the areas of neuroscience, infectious disease, oncology, stem cell research and cell signaling. Products sold as reagents include antibodies, peptides, enzymes and other proteins, as well as general-use consumable supplies. Products sold as kits include assays for the detection of viruses, protein and gene activity and stem cell differentiation, as well as RNAi gene silencing systems. This segment also sells in vitro diagnostic products, either 510(k) diagnostic kits or as analyte specific reagents, for use by certified diagnostic laboratories. The products of our Research segment are a blend of in-house developed and manufactured products, licensed products manufactured in-house and products manufactured by third parties. Our antibody products are generally developed and manufactured through in vitro cell culture and animal immunization processes. Molecular biology products are generally developed and manufactured using DNA cloning and recombinant protein expression techniques. Development and manufacturing of products in the Research segment are performed by our Chemicon and Upstate subsidiaries at facilities in Temecula, California, Charlottesville, Virginia, Lake Placid, New York, Phillipsburg, New Jersey, Southampton, England, Dundee, Scotland and Melbourne, Australia.

Our Research segment offers many services to our customers, including the development and production of custom antibodies, peptides, assays and other products. In support of certain of these services, our Research segment operates large and small animal facilities in Ramona, California, along with a similar operation in Australia, for the production of polyclonal antibodies. The animal facilities have been certified by the United States Department of Agriculture (“USDA”). Our Research segment also provides drug discovery services to pharmaceutical companies targeting kinase and G-protein coupled receptor (GPCR) based drugs. Most of these services are performed at our Dundee, Scotland facility.

Our products and services within the Research segment are primarily used as research tools by scientists performing experiments in an effort to uncover the sequence and function of genes and proteins and to understand their roles in biological pathways. These scientists are involved in academic research at universities and research institutes as well as drug discovery research at pharmaceutical and biotechnology companies. Therefore, market growth is driven by the amount of academic and industrial research conducted throughout the world. Funding for this research in the academic setting is derived primarily from grants awarded by the National Institutes of Health (“NIH”) and, to a lesser extent, other government agencies and private endowments.

Our Research segment offers approximately 11,000 products. We maintain inventories of these products based on our expectations regarding future sales of the products because our customers expect rapid delivery of the products they order. As a result, we typically keep a significant portion of these products in inventory. Most sales of our Research products are for small amounts, the average sale being under $1,000. The typical purchaser of our Research products is a researcher who pays for the order under an established customer account or with a credit card. We sell some of our Research products in bulk to large users. Typical payment terms for our customers are net 30.

Bioprocessing.   Our Bioprocessing segment is a leading provider of cell culture media components and monoclonal antibodies used as blood typing reagents. Our cell culture products are primarily produced at our protein fractionation facilities in Kankakee, Illinois and Toronto, Ontario, Canada. We also distribute Incelligent™ recombinant human insulin into the cell culture marketplace under a distribution agreement with our supplier. The primary cell culture products produced at our two sites include:

•       EX-CYTE®, a patented growth enhancement media supplement,

•       Probumin™ bovine serum albumin, and

•       Other cell culture and diagnostic supplements, including Aprotinin, Transferrin (human and bovine), Trypsin and Fetuin.

Recent advances in the commercialization of large molecule therapeutic products have increased demand for cell culture media and cell culture components. Our manufacturing process isolates and purifies specific proteins, including albumin, gamma globulin, transferrin, lipoproteins, aprotinin and clotting factors, contained primarily in animal sera or plasma. The proteins are isolated and purified through specialized manufacturing processes known as protein fractionation. The core technologies used in protein fractionation include organic solvent precipitation, heat shock, molecular and microporous filtration, ion-exchange chromatography and salt precipitation.

The primary raw materials used in the manufacture of our cell culture media components are bovine serum and plasma. Concerns have been expressed that the agent that causes bovine spongiform encephalopathy could be present in cell culture supplements that are derived from bovine serum or bovine plasma, including those that we manufacture. Bovine spongiform encephalopathy is a disease that afflicts cattle and is often referred to as “BSE” or “mad-cow disease.” If the agent were present in cell culture supplements, there is a risk that it might be introduced into a therapeutic substance manufactured by one of our customers. We seek to address this risk in a number of ways. With respect to EX-CYTE® and several other of our cell culture supplements, we developed a purification process that inactivates the agent. During 2004, we were awarded a patent on this process as it applies to the manufacture of EX-CYTE®. As an additional safeguard, we obtain the bovine serum and plasma that we use to manufacture our products only from beef cattle that are less than 30 months of age. We believe our selectivity in this regard substantially reduces the risk that the agent that causes BSE will be present in our products because, due to the nature of BSE disease pathology and based on historical data, the incidence of BSE in cattle of this type and age is extremely rare. Furthermore, we are able to confirm that the cattle from which we obtain our bovine serum and plasma have never been fed ruminant protein. Consumption of ruminant feed is considered the primary source of BSE transmission. Finally, we have completed clearance studies on a number of our products. These studies, which we publish, demonstrate that our products do not contain the agent that causes BSE.

We maintain inventories of our cell culture products based on our expectations regarding future sales of the products and based on our contractual commitments to supply the products to our customers. We typically manufacture our cell culture products in large lots or batches to achieve production efficiencies. A significant amount of the sales of our cell culture products are for large amounts of products to large, industrial customers. The payment terms vary from customer to customer; however, the typical payment term is net 30.

Our Bioprocessing segment also manufactures and sells monoclonal and polyclonal antibodies that are sold under the brand name “MonoSera™” and are used in diagnostic products, such as blood typing reagents and diagnostic test kits. Blood typing reagents are used by blood banks and hospital transfusion services worldwide to assure compatibility between a recipient and a donor’s blood type. There are many blood types and highly accurate and specific antibodies are required to determine blood type. More than 15 billion human blood tests are performed annually worldwide. These blood tests are performed mostly in commercial laboratories, hospitals, urgent care centers or physicians’ offices. Although over 1,000 different tests are performed on blood, fewer than 50 different tests account for approximately 75% of all blood testing. These tests are important because physicians routinely use them to diagnose and monitor the treatment of disease and a significant portion of the top 50 tests prescribed by physicians fall within the clinical chemistry category. We believe that increased concerns relating to blood safety and increased demand for more diverse diagnostic tests will increase the demand for our diagnostic products. Historically, blood typing reagents were made primarily from human-sourced, or polyclonal, antibodies. Over the past 20 years, monoclonal antibodies have been developed to provide certain high quality antibodies on a consistent basis. Many monoclonal antibodies are FDA approved for diagnostic purposes. Monoclonal antibodies have largely, but not completely, replaced polyclonal antibodies for use in blood typing.

We produce monoclonal antibodies at our FDA-licensed manufacturing facility in Livingston, Scotland. We use cell lines obtained from independent laboratories and cell culture materials to produce our diagnostic products. We currently store 87 cell lines with which we provide over 60 different antibodies used in the production of blood typing reagents. We maintain inventories of our monoclonal products based on our expectations regarding future sales of the products and based on our contractual commitments to supply the products to our customers. We typically manufacture our monoclonal products in large lots or batches to achieve production efficiencies. Most sales of our monoclonal products are for large quantities of products to large, industrial customers. The payment terms vary from customer to customer; however, the typical payment term ranges from net 30 to net 60.

Research and Development

We believe that a commitment to research and development is an essential component of our future growth opportunities. Accordingly, we expect to continue to increase our investment in research and development over the next several years. We spent approximately $17.2 million, $10.1 million and $6.2 million on research and development activities in fiscal 2005, 2004 and 2003, respectively. Our research and development activities are focused on developing new products and applications. Our research and development activities with respect to our Research segment primarily relate to the development of polyclonal and monoclonal antibodies, enzymes and other proteins, cell-based assays and molecular biology products, including kits using these products and technologies and ancillary products to enhance the utility of our products. During fiscal 2005, our Research segment introduced approximately 1,700 new products. With respect to our Bioprocessing segment, our research and development efforts are focused on the development of animal component free supplements and the development and licensing support of gene expression technologies. In addition, research efforts include the study and development of new recombinant supplements. As of January 1, 2006, we had approximately 117 employees principally engaged in research and development.

Sales and Marketing

The majority of our sales of Research products come from orders placed as a result of direct customer contact by salespeople, our research catalogs, direct mail marketing and product information and promotion on our website. Our Research segment issues catalogs every 12 to 18 months, with frequent updates and supplements as product lines change and grow. We sell the majority of our cell culture and diagnostic products through our own direct sales force. We also use distributors to market and sell our products in places where we do not maintain a direct sales force. We directly market our products in over 29 countries; we sell products through independent distributors or agents in approximately 73 additional countries. Our independent distributors may also market products of other companies, including some companies that supply products that are competitive with our products. As of January 1, 2006, we employed over 144 people world-wide in our combined sales, customer service, technical support and marketing organizations.

Revenues to our top ten customers accounted for approximately 31%, 36% and 45% of total revenues in fiscal 2005, 2004 and 2003, respectively. In 2005, 2004 and 2003, sales to customers located in the United States of America represented approximately 66%, 62% and 64%, respectively, of our net revenues. The following table presents sales to a customer that represented more than 10% of consolidated net revenues:

	2005	2004	2003
Johnson & Johnson	10%	15%	17%

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

Most of our operating facilities are registered to ISO 9000:2000 Quality Standards. The ISO 9000:2000 series of standards is a voluntary quality standard recognized throughout the world. Many of our customers require compliance with this standard. Additionally, our monoclonal manufacturing facility in Livingston, Scotland, complies with the European Union’s In Vitro Diagnostic Directive (“IVDD”). The monoclonal manufacturing facility of our Bioprocessing segment and the  manufacturing facilities of our Research segment that are used to make diagnostic products are also registered pursuant to ISO 13485, a voluntary quality standard for in vitro diagnostic products. Our Research segment is approved to use European Certification, or CE, marking on some of its in vitro diagnostic products pursuant to European Community Directive 98/79/ EC Annex IV, Article 3. This certification and approval is for the design, manufacturing and distribution of in vitro diagnostic devices, research and laboratory use products.

Competition

Research.   The market for the products and services of our Research segment is highly competitive. We estimate that approximately 350 companies serve all or part of the markets served by our Research segment. We believe that a company’s competitive position in the markets served by our Research segment is determined by product consistency and function, product quality, speed of delivery, technical support, price, breadth of product line and commitment to product development. Our customers are diverse and place varying degrees of importance on the competitive attributes listed above. We believe that the following factors give us a competitive advantage in the markets served by our Research segment:

•       The breadth of our product offering. We offer approximately 11,000 products in our Research segment.

•       The uniqueness of our product offering. Chemicon has an extensive portfolio of unique products for stem cell and neuroscience researchers. Upstate is a leading supplier of tools for cell signaling research and the leading provider of secondary screening services to pharmaceutical companies seeking to develop drugs based on kinase biology.

•       The quality of our technical support personnel. Our Research segment employs approximately 15 technical support personnel. The majority of our technical support personnel have advanced degrees in a field relevant to our product offering.

Certain of our competitors offer a broader range of products than we do. We may be at a competitive disadvantage with respect to these competitors because potential customers may prefer to deal with a single supplier for all of their research-product needs.

Bioprocessing.   The market for the products of our Bioprocessing segment is very competitive. We estimate that approximately 12 companies serve all or part of the markets in which our Bioprocessing segment operates. We believe that a company’s competitive position in the markets for the products of our Bioprocessing segment is determined by price, product function, product quality, speed of delivery and technical support. Of these factors, we believe that quality, including conformity to specifications, is the most important to the majority of our customers. We believe that the following factors give us a competitive advantage in the market for the products of our Bioprocessing segment:

•       We have strong intellectual property protection for our EX-CYTE® product.

•       Our customers who have incorporated our products into the manufacturing processes for pharmaceuticals are reluctant to substitute other products for our products because of the requirement for regulatory approvals for the substitution.

We believe that we may be at a competitive disadvantage in the markets for our cell culture products because many of our products are derived from bovine serum. We believe that concerns about the transmission of BSE through cell culture products that are derived from bovine serum could cause prospective customers of our cell culture products to seek synthetic alternatives to our products. We, as well as several other companies, are attempting to develop synthetic alternatives. We also believe that we are at a competitive disadvantage with respect to some grades of BSA because other companies sell the product for less than our price.

The market for our MonoSera™ products is very competitive. However, we currently enjoy a significant share of the market for these products. The primary competition for monoclonal antibodies used in blood typing reagents comes from customers that are vertically integrated, and thus provide antibodies for their own use, and smaller, independent manufacturers that offer a more limited range of products than we offer. We estimate that there are approximately four companies involved in the supply of products similar to our monoclonal products. Some fully integrated manufacturers also offer OEM and bulk services. As we do not have a significant presence in the end market and are thus not perceived as being in direct competition with our customers, we believe that we are generally favored over fully integrated manufacturers that offer OEM and bulk antibodies. We believe that the breadth of our MonoSera™ product line gives us a competitive advantage because our customers often desire to buy an entire panel of different antibodies for blood typing reagents from one manufacturer.

Government and Industry Regulation

Many of our activities are subject to regulation by governmental authorities, such as the United States Food and Drug Administration (“FDA”) and similar bodies outside of the United States of America. The regulatory authorities govern the collection, testing, manufacturing, safety, efficacy, labeling, storage, record keeping, transportation, approval, advertising and promotion of our products, as well as the training of our employees. We manufacture and distribute a significant number of products that are not subject to governmental regulation; however, some of these products are subject to import and export regulations specific to the country of import. We believe that we are in substantial compliance with all relevant laws and regulations.

The facilities we use in our Bioprocessing segment are subject to extensive FDA regulation, primarily through the requirements of the Public Health Service Act and the Food, Drug and Cosmetic Act. New facilities, products and operating procedures at such locations must undergo FDA approval processes. These facilities are also subject to periodic inspection by the FDA to ensure their compliance with applicable laws and regulations. Significant changes to existing facilities, products or operating procedures must also undergo FDA review prior to implementation. Celliance’s monoclonal antibody manufacturing facility in Livingston, Scotland, and Chemicon’s facility in Temecula, California, are required to adhere to the FDA’s Quality System Regulations (“QSR”), which were formerly known as Good Manufacturing Practices or GMP. Such facilities are periodically inspected by the FDA. Chemicon’s animal husbandry operations are also licensed by the USDA and are periodically inspected by the USDA.

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

Celliance produces certain bovine-derived products at its protein fractionation facilities in Kankakee, Illinois and Toronto, Ontario, Canada. The cattle industry, which supplies Celliance with raw materials for its bovine-derived products, is regulated by the USDA to prevent the spread of BSE. The regulations restrict the use of feed containing ruminant meat and bone protein, require spot-testing of cattle and require testing of cattle manifesting symptoms of BSE affliction. Cows afflicted with BSE were discovered in Canada and the northwestern United States in 2003. These animals were the first known cases of mad-cow disease in North America. The discovery of mad-cow disease in North America caused disruptions in the production and sales of some of our cell culture products during the first quarter of fiscal 2004. As a result of both discoveries, we were forced to close our Canadian manufacturing facility for a period of time and to delay shipments of inventory to a number of international customers due to foreign government regulations. We were also unable to import raw material sourced in the United States into Canada and vice versa for a period of time following the discovery of BSE in each country. Similar scares or actual outbreaks of disease could have a material adverse effect on our business and results of operations. We take steps to assure the continued availability and highest possible safety of our bovine-derived products. The regulatory agencies may impose additional regulations on the cattle industry or us in response to the discovery of BSE afflicted cattle in North America.

Certain of our products are considered “medical devices” under the Food, Drug and Cosmetic Act and, accordingly, are subject to its general control provisions that include requirements for registration, listing of devices, QSR, labeling and prohibitions against misbranding and adulteration. These products subject us to FDA inspection and scrutiny. Furthermore, the FDA has indicated in certain guidance documents and in public meetings that it intends to more closely regulate cell culture media products, such as our EX-CYTE® product, that are used in the manufacture of injectable products. While there has been no indication as to how these products will be classified and therefore with which standards they will need to comply, the FDA has indicated that, at a minimum, manufacturers of cell culture media should adhere to QSR standards. We currently produce EX-CYTE® in a dedicated facility that was constructed to QSR standards. The imposition of additional regulatory requirements for our protein fractionation facilities could adversely affect our business and financial condition.

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

Technology Licensing, Patents, Proprietary Rights and Trademarks

We expect to accelerate our research and our new product development efforts by targeting research and development spending. We will also continue to seek intellectual property protection for new products as we determine to be appropriate. Furthermore, we will continue to in-license new technologies from academic and government institutions, as well as biotechnology and pharmaceutical companies. We use licensed technologies to create new products, including high value kits, many of which address bottlenecks in the research or drug discovery laboratories.

We seek patent protection for our inventions when appropriate. As of January 2006, we owned approximately 66 patents and had approximately 44 patent applications pending, most of which relate to our Research segment. Our issued patents expire at various dates through December 2021. Several of our patents are on EX-CYTE, which is one of our most important cell culture products. We have also obtained federal and foreign trademark registrations on the name of the product. One patent on the process used to make EX-CYTE® expires in October 2006 in the United States and in April 2006 in Europe and Japan. Other patents associated with the process for making EX-CYTE® expire in 2012 and beyond. After the expiration of our process patents on EX-CYTE®, other companies could produce products similar to EX-CYTE® using our process. If other companies did so, sales of EX-CYTE® could be materially adversely affected.

A large percentage of the products of our Research segment are sold pursuant to licenses that have varying terms and conditions. Therefore, our ability to obtain licenses to allow the introduction of new products is very important to allow us to offer new, innovative and technologically superior products. As of January 2006, we had approximately 1,240 licenses from others and we had approximately 160 licenses to others. The licenses from others typically cover patents or biological materials, such as cell lines, that we use to develop new products. Most of them are for fixed terms with options for renewal. No single license is material to our business.

Employees

As of February 28, 2006, we employed 912 people, 631 in the United States, 51 in Canada, 26 in Australia and 204 in Europe. We have 43 employees at our manufacturing site in Illinois and 33 employees at our manufacturing site in Toronto who are members of a collective bargaining unit. We believe that our relationship with our employees is generally satisfactory.

Available Information

We make available free of charge through our website, www.serologicals.com, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably possible after we file such material with, or furnish it to, the Securities and Exchange Commission.

Item 1A.                Risk Factors

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

Our strategy is to increase our sales and profitability thus increasing our rate of growth. We have historically achieved, and intend to continue to achieve, our growth primarily through the acquisition or internal development of new product lines, the expansion of our customer base and the addition of new businesses. However, we cannot guarantee that we will continue to expand successfully or that growth or expansion will result in continued profitability. Our ability to implement our growth strategy will depend upon a variety of factors that are not entirely within our control, including:

•       our ability to develop new products;

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

Loss of key management or key personnel could have a material adverse effect on our business.

Our success depends to a significant extent on the members of our senior management team. Although we have written employment agreements with all of our senior management team, we may not be able to retain the services of our senior management team. If we were to lose a member of our senior management team, we would be required to incur significant costs in identifying, hiring and retaining replacements for the departing executive. No member of our senior management team has a significant equity-based performance incentive.  The loss of any of our key management or employees could have a material adverse effect upon our business.

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

•       Proliant, Inc.

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

If our supply of bovine serum or recombinant human insulin were interrupted or if the price of such materials increases and we are unable to pass the increases to our customers, our Bioprocessing segment would be materially adversely affected.

Our Bioprocessing segment relies on the continued availability of bovine serum, which is the raw material from which our EX-CYTE® product is derived and which is a component used in the manufacture of other cell culture products and of recombinant human insulin, which we distribute to our cell-culture-product customers. The availability and price of bovine serum has been affected by scares or outbreaks of disease or similar health concerns or perceptions about the safety of bovine serum, government regulation and trade restrictions. Cows afflicted with BSE, or “mad-cow disease”, were discovered in Canada and the northwestern United States in 2003. These animals were the first known cases of mad-cow disease in North America. The discovery of mad-cow disease in North America caused disruptions in the production and sales of some of our cell culture products. As a result of both discoveries, we were forced to close our Canadian manufacturing facility for a period of time and to delay shipments of inventory to a number of international customers due to foreign government regulations during the first quarter of fiscal 2004. We were also unable to import raw material sourced in the United States into Canada and vice versa for a period of time following the discovery of BSE in each country. Similar scares or actual outbreaks of disease could have a material adverse effect on our business, results of operations and financial condition.

We now obtain most of the bovine serum we use to manufacture our cell culture products from a single privately held supplier who sources materials from two abattoirs in the Midwestern United States.

We also obtain relatively small quantities of bovine serum from a supplier in Australia, a country that is believed to be free of BSE. If we are unable to obtain bovine serum from our suppliers for any reason, including because of a future outbreak of BSE, we will contact other suppliers and attempt to find a source of supply. If we cannot find another source, our Bioprocessing segment could be materially adversely affected.

We obtain the recombinant human insulin that we distribute to our cell-culture-supplement customers from a single supplier based in Europe. We recently entered into a four-year contract with this supplier. We do not have an alternate source of supply for recombinant human insulin that could provide the same volumes of the product that we purchase from our current supplier on terms competitive with those offered by our current supplier. We do not believe that we could readily obtain on competitive terms another source of the quantities of recombinant human insulin that we require, if our supply from this supplier were interrupted. If our supply were interrupted, our Bioprocessing segment and our results of operations could be materially adversely affected.

Our EX-CYTE® product sales are driven by market demand for therapeutic drugs that we do not manufacture or sell. If such drugs are not commercially successful, the companies that manufacture them will not purchase EX-CYTE®, and our results of operations may be materially adversely affected.

EX-CYTE® is one of our most significant cell culture products. The majority of our sales of EX-CYTE® are to companies with approved, marketed drugs, or with drugs in advanced phases of clinical trials. Reduced demand or acceptance, or delays or denial of approval of the underlying pharmaceutical product could adversely impact the demand for EX-CYTE® and adversely affect our results of operations.

Concern about the transmission of BSE could reduce the demand for our cell culture products that are derived from bovine serum.

The demand for several of our cell culture products, including EX-CYTE® and Probumin™ bovine serum albumin, could be adversely affected by concerns about some of their components being derived from bovine serum. The demand for Incelligent™, our recombinant human insulin product, could be adversely affected by concerns about the use of bovine material in the process by which it is manufactured. The concern arises from the risk that the agent causing BSE might be present in the raw materials used in the production process and that the agent might be introduced into a therapeutic substance manufactured by one of our customers. The regulatory authorities of certain countries, including Japan, have refused to approve pharmaceuticals that are manufactured using a product that was derived from bovine serum or that was manufactured by a process that uses bovine material. The regulatory authorities of other countries could adopt similar restrictions.

We may incur costs in excess of amounts projected to close our manufacturing facilities in Toronto.

We decided to close our manufacturing facilities in Toronto, Ontario, Canada, and to transfer production of the cell culture products manufactured there elsewhere. We recorded substantial one-time, non-cash charges in the fourth quarter of fiscal 2005 in connection with the closure. We expect to incur additional charges in the future. Our estimates regarding the closure costs may not be accurate because, among other things, they are based on our knowledge of environmental conditions at the facilities. If the environmental conditions are not as expected, the closure costs could exceed our estimates. Additional closure costs could have a material adverse effect on our results of operations in fiscal 2006.

We may lose sales as a result of our decision to close our manufacturing facilities in Toronto and not to open our manufacturing facility in Lawrence, Kansas. We may loose sales as a result of our decision to transfer certain manufacturing operations of our Research segment from Lake Placid, New York, to Temecula, California.

If we are unable to induce customers of our Toronto cell culture products to purchase such products manufactured elsewhere, the revenues of our Bioprocessing segment may be materially adversely affected. We may have to provide financial or other incentives to the customers of our Toronto cell culture products to induce them to purchase such products manufactured elsewhere. Incentives may be required because our customers may incur costs associated with the conversion of their manufacturing processes to our other products.

We decided not to open our EX-CYTE® manufacturing facility in Lawrence, Kansas, because we believe that we can satisfy the demand for the product with the production of our Kankakee, Illinois, facility, which we have recently increased beyond our previous expectations. If we have underestimated the future demand for the product or if we have overestimated our ability to produce larger quantities of it in Kankakee, we may be unable to satisfy the demand for the product. Furthermore, if production at our Kankakee plant is interrupted, we will be unable to manufacture the product, and other significant cell culture products, at any other location.

We are in the process of transferring certain manufacturing operations of our Research segment from Lake Placid, New York, to Temecula, California. If we are unable to transfer the operations on schedule, we may loose sales of the effected products. Furthermore, we could incur expenses in excess of amounts budgeted, which could adversely affect our results of operations.

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

We are also indirectly held accountable for complying with some of the regulations to which our customers are subject, even though we are not the regulated entity. For example, some of our customers use our products in the manufacturing process for their drug and medical device products. Such products are regulated by the FDA under the FDA’s QSR. Although the customer is ultimately responsible for QSR compliance for their products, the customers expect that the materials we sell to them will meet QSR requirements. We could lose sales and customers, and incur products liability claims, if our products do not meet QSR requirements, to the extent applicable.

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

We license technology that enables us to access proprietary biological materials that we use to manufacture our products. Some of the licenses do not provide guarantees that we will have all legal rights to sell products that are derived from the licensed technology. Therefore, we may be prevented from selling products produced with the licensed biological materials because of competing technologies owned by others, including patented technologies. If our products are found by a court to infringe intellectual property rights of a third party, we may be prevented from practicing that technology. Moreover, if found by a court to infringe the patent of the third party, we may be liable for compensatory damages, treble damages and attorney’s fees and subject to a royalty obligation or enjoined from practicing the technology altogether, notwithstanding the license from the licensor. Although we attempt to obtain indemnification from our licensors, we do not always receive indemnification against third party claims of patent infringement. In the ordinary course of business, we receive notices alleging that one or more of our approximately 11,000 research products violates a patent or other intellectual property right. Although we have not in the past incurred material liabilities as a result of infringement claims with respect to our research products, we have no assurance that we will not incur material liability as a result of an infringement claim in the future, which could materially adversely affect our results of operations.

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

Reduction or delays in research and development budgets and in government funding may negatively impact sales in our Research segment.

Our customers include pharmaceutical and biotechnology companies, academic institutions and government and private laboratories. A significant portion of the revenues of our Research segment is attributable to sales to researchers, universities, government laboratories and private foundations whose funding is dependent upon grants from government agencies such as the NIH and similar domestic and international agencies. Fluctuations in the research and development budgets of these researchers and their organizations could affect the demand for our research products. Research and development budgets fluctuate due to numerous factors that are outside our control and are difficult to predict, including changes in available resources, spending priorities and institutional budgetary policies. Furthermore, funding for controversial areas of research, such as stem cell research, could be affected by political factors and could have an adverse impact on revenues.

We rely on international sales, which are subject to additional risks.

International sales accounted for approximately 34% of our revenues in fiscal 2005, 38% of our revenues in fiscal 2004 and 36% of our revenues in fiscal 2003. International sales can be subject to many inherent risks that are difficult or impossible for us to predict or control, including:

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

Each of these risks might impact our cash flow or impair our ability to borrow funds, which ultimately could affect our business, financial condition or operating results. We have not attempted to mitigate the risk of fluctuations in currency exchange rates by entering into hedging financial arrangements. We have not entered into foreign exchange hedging financial arrangements because the foreign sales of our Research segment, which are frequently denominated in foreign currencies, have historically offset the U.S. sales of our MonoSera™ products, which are frequently denominated in U.S. dollars. Therefore, we currently believe that the risk to our results of operations posed by fluctuations in foreign exchange rates does not currently warrant a hedging arrangement.

Litigation may harm our business or otherwise distract our management.

Substantial, complex or extended litigation could cause us to incur large expenditures and distract our management. For example, lawsuits by employees, stockholders, collaborators, distributors, competitors, customers, or end-users of our products or services, including liability claims and patent infringement claims based on our products and services, could be very costly and substantially disrupt our business. Disputes from time to time with such companies or individuals are not uncommon, and we cannot provide assurance that we will always be able to resolve such disputes out of court or on terms favorable to us. If we are sued for patent infringement, and a court agrees that we are infringing a third party’s patent, we may be forced to remove a product from the market or enter into a license agreement, which may not be available on reasonable terms, if at all. Further, in such a circumstance, we could be exposed to significant attorneys’ fees and costs.

Compliance with environmental laws and regulations could adversely affect our results of operations.

We are subject to environmental laws and regulations governing the use of materials and chemicals used in our business. We use many chemicals that are classified as hazardous substances in our manufacturing operations, including organic solvents. We believe that our safety and environmental policies for handling and disposing of such materials comply with standards prescribed by state and federal agencies. There is a risk, however, that we might accidentally release a hazardous substance into the environment. In addition, we cannot give assurance that laws, rules and regulations or enforcement policies that are more restrictive than those with which we now comply will not be adopted in the future. If so, we would be required to change our compliance programs, which could make compliance more expensive or otherwise adversely affect our results of operations.

In both domestic and foreign markets, sales to our customers may depend, in part, on the availability of reimbursement from third-party payors.

Third-party payors, such as NIH, government health administration authorities and other similar organizations, are continually challenging the price and cost-effectiveness of medical products and services, including the medical products that our customers manufacture using our products. There can be no assurance that pricing pressures that may be experienced by our customers will not adversely affect our financial condition and results of operations because of a determination that a customer’s products are not cost effective or because of inadequate third-party reimbursements levels to our customers.

The sourcing, processing, manufacturing and sale of our products involve a risk of product and professional liability claims.

There is a risk that we might be subject to product or professional liability in excess of our insurance coverage. We believe that we have obtained sufficient levels of product and professional liability insurance to insure against the risk of catastrophic claims. There can be no assurance that the coverage limits of our insurance policies will be sufficient to cover potential claims. A successful claim against us in excess of our insurance coverage could have a material adverse effect on our financial position and results of operations.

Item 1B.     Unresolved Staff Comments.

Not applicable.

Item 2.                        Properties.

Our principal executive office is located in approximately 50,000 square feet of office space in Norcross, Georgia. We lease this space under an agreement that expires in 2011. We share this space with Celliance, which also has its headquarters there. Celliance’s 40,000 square foot monoclonal antibody manufacturing facility is located in Livingston, Scotland. The facility consists of two buildings, one of which is leased for a term that expires in 2021 and the other is a 20,000 square foot manufacturing building owned by Celliance. Celliance manufactures its cell culture supplement products in a 63,000 square foot facility in Kankakee, Illinois and in facilities totaling 50,000 square feet located in Toronto, Ontario, Canada. Celliance leases a 19,500 square foot distribution facility in Kankakee, Illinois. Celliance also leases 16,000 square feet of laboratory space in Morgan Hill, California for its research and development operations. Celliance has announced that it intends to discontinue production at its facility in Toronto, Ontario, Canada. Such facility will be sold after production is discontinued, which is expected to occur in the second half of 2006. Celliance owns these facilities. Celliance also owns a new 44,650 square foot manufacturing facility in Lawrence, Kansas, which as a result of the decision to not commence operations will be prepared for sale in 2006.

The executive and manufacturing offices of our Research segment are located in an 85,000 square foot, formerly leased, facility in Temecula, California. In January 2006, Chemicon purchased this facility. Also in January 2006, Chemicon purchased a 27,000 square foot facility adjacent to the Temecula executive offices. This space is expected to house research and development operations during 2006. It also operates two facilities in Ramona, California, totaling 120,000 square feet; a 36,000 square foot manufacturing facility in Australia; a 21,000 square foot distribution facility in Southampton, England, and a 7,200 square foot manufacturing facility in Philipsburg, New Jersey. The facilities in Australia and Southampton are leased. The leases expire between 2009 and 2011.

Upstate occupies a 30,000 square foot facility in Charlottesville, Virginia, which houses administrative personnel and research and development operations. It operates a 60,000 square foot manufacturing and distribution facility in Lake Placid, New York, and two manufacturing facilities in Dundee, Scotland, totaling approximately 26,000 square feet. All of Upstate’s facilities are leased except for its facility in Lake Placid, New York, which it owns. The terms of Upstate’s leases expire between 2007 and 2018. In fall 2005, we announced our intention to discontinue production at the facility in Lake Placid, New York in spring 2006 and this facility will be sold after production is discontinued.

Item 3.                        Legal Proceedings

We are involved in a lawsuit that arose out of the acquisition of Chemicon in 2003. In the lawsuit, former employees of Chemicon sued Chemicon, us and certain others, including the founders of Chemicon, for amounts allegedly owed them pursuant to bonus agreements they entered into with Chemicon. They alleged in the lawsuit that our acquisition of Chemicon gave rise to their right to receive bonuses. They also alleged that Chemicon breached the bonus agreements and that we and the founders of Chemicon tortuously interfered with Chemicon’s obligations pursuant to the bonus agreements. The case proceeded to trial before the judge sitting without a jury in November 2005. During the third week of trial, the plaintiffs agreed to dismiss their claims against us in exchange for our agreement not to seek to recover our attorneys’ fees from the plaintiffs. Trial continued against Chemicon and the other defendants. On January 10, 2006, the trial judge published a Statement of Tentative Decision finding that Chemicon breached the bonus agreements. On March 10, 2006, the trial judge conducted a hearing at which the parties submitted to him their respective calculations of the bonus amounts, interest and attorneys’ fees based on the tentative decision. The founders of Chemicon have already paid $4.2 million of the bonus payment. The amount remaining to be paid will likely be between approximately $1.9 million and $3.6 million, depending on the trial judge’s final decision. Chemicon is indemnified by the founders of Chemicon and certain others against liability for the amount of this verdict. At the time of the acquisition of Chemicon, we paid $19.0 million of the purchase price directly into an escrow account to secure the obligations of the indemnifying parties. We believe that the amount on deposit in the escrow account will be sufficient to discharge the remaining obligation to the plaintiffs.

We are also involved in certain litigation that arose in the ordinary course of business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations.

Item 4.                        Submission of Matters to a Vote of Security Holders

We did not submit any matter to a vote of our security holders in the fourth quarter of fiscal 2005.

25

PART II.

Item 5.                        Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is listed on the Nasdaq Global Market (“NASDAQ”) under the symbol “SERO.” As of February 28, 2006, there were 76 holders of record of our Common Stock. The following table shows, for the periods indicated, the high and low sale prices per share for our Common Stock on NASDAQ.

	High	Low
Fiscal Year Ended January 2, 2005
First Quarter	$21.17	$14.34
Second Quarter	22.35	17.10
Third Quarter	23.85	18.60
Fourth Quarter	24.95	21.49
Fiscal Year Ended January 1, 2006
First Quarter	$25.67	$20.47
Second Quarter	25.05	19.41
Third Quarter	25.16	21.06
Fourth Quarter	23.53	18.68

We have never paid cash dividends on our Common Stock. We do not expect to declare cash dividends on our Common Stock in the future. We intend to retain all earnings for business development. Any possible future cash dividends will depend on our earnings, capital requirements and financial condition and will be made at the discretion of our Board of Directors. In addition, our ability to pay dividends is prohibited by the terms of our credit facility. Any declaration and payment of cash dividends on our Common Stock will result in an adjustment of the conversion rate for our 4.75% Convertible Senior Subordinated Debentures due 2033 (the “Debentures”).

Information Regarding Shares Reserved for Issuance

The section captioned “Equity Compensation Plan Information” within the proxy statement for our 2006 Annual Meeting of Stockholders, which will be held on May 10, 2006 (the “2006 Proxy Statement”), is incorporated herein by reference.

Repurchases of Equity Securities

On June 10, 2005, our Board of Directors approved our repurchase of up to 2,000,000 shares of our Common Stock (the “Repurchase Program”). The Repurchase Program expires on June 30, 2008. The following table provides information about our purchases of our Common Stock during the quarter ended January 1, 2006 pursuant to the Repurchase Program.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
October 2, 2005 through November 1, 2005	232,000	$19.58	357,120	1,642,880
November 2, 2005 through December 1, 2005	385,387	20.11	742,507	1,257,493
December 2, 2005 through January 1, 2006	432,457	19.23	1,174,964	825,036

(1)          We have repurchased a total of 1,174,964 shares of our Common Stock pursuant to the Repurchase Program. In addition to repurchases pursuant to the Repurchase Program, pursuant to the Serologicals Corporation 2005 Incentive Plan and the predecessor plans (collectively, the “Plan”), participants may exercise stock options by surrendering shares of our Common Stock that the participants already own as payment of the exercise price. Plan participants may also surrender shares of our Common Stock as payment of applicable tax withholding on the vesting or exercise of awards. Shares so surrendered by participants in the Plan are repurchased pursuant to the terms of the Plan and applicable award agreement and not pursuant to publicly announced share repurchase programs. No shares of our Common Stock were surrendered by participants in the Plan during the quarter ended January 1, 2006.

Item 6. Selected Financial Data

The following selected financial data as of and for the years ended January 1, 2006, January 2, 2005, December 28, 2003, December 29, 2002 and December 30, 2001 have been derived from our audited Consolidated Financial Statements. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. All amounts in the following table are in thousands, except per share data.

	2005	2004	2003	2002	2001
INCOME STATEMENT DATA:
Net revenues	$274,945	$195,923	$146,915	$99,289	$53,564
Cost of revenues	122,798	87,482	64,741	47,076	22,878
GROSS PROFIT	152,147	108,441	82,174	52,213	30,686
Selling, general and administrative expenses	85,141	59,293	44,602	33,811	18,601
Research and development	17,199	10,144	6,214	5,628	1,665
Amortization of intangibles	7,206	3,771	2,175	895	1,013
Purchased in process research and development	—	3,263	—	—	—
Impairment, exiting costs and other	38,025	—	2,778	1,909	872
OPERATING INCOME	4,576	31,970	26,405	9,970	8,535
Other expense (income), net	597	(54)	180	31	72
Write-off of deferred financing costs	—	965	4,492	—	—
Interest expense	7,361	6,052	4,384	239	512
Interest income	(1,782)	(587)	(255)	(637)	(1,651)
INCOME (LOSS) BEFORE INCOME TAXES	(1,600)	25,594	17,604	10,337	9,602
Provision (benefit) for income taxes	(2,416)	7,933	5,537	3,617	3,380
NET INCOME FROM CONTINUING OPERATIONS	816	17,661	12,067	6,720	6,222
Income (loss) from discontinued operations	1,883	—	(10,561)	7,229	10,870
NET INCOME	$2,699	$17,661	$1,506	$13,949	$17,092
BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.02	$0.68	$0.49	$0.28	$0.26
Discontinued operations	0.06	—	(0.43)	0.29	0.46
Net income	$0.08	$0.68	$0.06	$0.57	$0.72
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.02	$0.59	$0.47	$0.27	$0.26
Discontinued operations	0.06	—	(0.37)	0.29	0.44
Net income	$0.08	$0.59	$0.10	$0.56	$0.70
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	34,729	26,148	24,549	24,357	23,749
Diluted	35,195	35,524	28,134	24,837	24,439
BALANCE SHEET DATA:
Working capital	$117,625	$122,443	$104,760	$65,468	$55,156
Total assets	623,619	639,807	358,178	191,165	175,338
Long-term debt, less current maturities	130,381	132,814	130,916	39	1,451
Stockholders’ equity	406,377	416,531	181,506	170,988	152,736

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a global leader in developing and commercializing consumable biological products, enabling technologies and services in support of biological research, drug discovery and the bioprocessing of life-enhancing products. Our customers include major life science companies and leading research institutions involved in key disciplines, such as neurology, oncology, hematology, immunology, cardiology, proteomics, infectious diseases, cell signaling and stem cell research. In addition, we are the world’s leading provider of monoclonal antibodies for the blood typing industry.

We report operating results in two business segments, “Research” and “Bioprocessing.” The operations of Celliance represent the Bioprocessing segment and the operations of Chemicon and Upstate represent the Research segment.

Prior to 2005, we reported operating results in three business segments: Research, Cell Culture and Diagnostics. These segments were based primarily on the differing production, manufacturing and other value-added processes that we performed with respect to our products and, to a lesser extent, the differing nature of the ultimate end use of our products. Prior to 2003, we reported a fourth segment, Therapeutic Products, which is accounted for as discontinued operations in all periods presented as discussed in “Note 4—Discontinued Operations” in Item 8—Financial Statements and Supplementary Data. All amounts in this Annual Report on Form 10-K reflect the restatement of the pre-2005 segments so that they are consistent with the current year presentation.

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

Our Bioprocessing segment sells a variety of cell culture products, including highly purified proteins and tissue culture media components. These products are used primarily by biopharmaceutical and biotechnology companies as nutrient additives in cell culture media. One of our most significant products within the Bioprocessing segment is EX-CYTE® , a patented serum-free solution of cholesterol, lipoproteins and fatty acids. EX-CYTE® is used, in combination with other cell culture supplements, to reduce or replace animal serum in cell culture processes. We also provide a range of serum-based products in this segment, including BSA, under the brand name “Probumin™”, for which we are the world’s leading supplier. We also sell recombinant human insulin, under the brand name “Incelligent™”, for use as a media supplement. This segment also manufactures and sells monoclonal antibodies, under the brand name “MonoSera™”, that are used in products such as blood typing reagents and in controls for diagnostic tests for certain infectious diseases. We believe these products comprise the world’s most comprehensive range of commercially available human monoclonal antibodies for blood grouping.

See “Note 14—Segment and Geographic Information” in Item 8—Financial Statements and Supplementary Data for disclosure of revenue and gross profit by segment and long-lived assets by geographical area for our three most recently completed fiscal years.

Discontinued Operations

On July 10, 2003, the Company announced its intention to exit the therapeutic plasma business, which consisted of a network of ten plasma collection centers and a central testing laboratory. The divestiture was completed with the sale of these operations on January 15, 2004, effective December 28, 2003, to Life Therapeutics, a company based in Sydney, Australia (the “Buyer”). Under the provisions of Statement of Financial Accounting Standards No. 144, “Impairment of Long-Lived Assets and Discontinued Operations” (“SFAS 144”) this business was classified as a discontinued operation. The results of operations for this business have been classified as discontinued operations in all periods presented.

In October 2005, the Company received $3.1 million as settlement of a contractual claim with a customer of the Company’s former therapeutic plasma business. The payment, net of income taxes and collection expenses totaling approximately $1.2 million, is included in Income from Discontinued Operations in our consolidated income statement for the year ended January 1, 2006. During 2004 the Company did not incur any income or expenses as a result of discontinued operations.

During 2003, the Company recorded an impairment loss of $12.6 million, based on the total consideration received for this transaction, which is included as a component of “Loss from discontinued operations.” No additional gain or loss was recorded in 2004 at the time of closing.

Part of the sale proceeds consisted of secured promissory notes, which were recorded at their estimated net realizable value of $7.9 million. In December 2004, the Company renegotiated the terms of the promissory notes, combining them into one secured promissory note (“new note”) with a stated face value of $7.8 million. The new note receivable was payable in variable quarterly installments through December 2007. The Company recorded an imputed interest charge on this new note in December 2004 because the stated interest rate on the new note was considered below market.

In September 2005, the Buyer prepaid the entire remaining outstanding principal balance on the note. Under the terms of the transaction, the remaining debt balance of $6.8 million was settled for $6.0 million in cash and a royalty-bearing, non-exclusive commercial license to a purification technology. The amount of the discount, less unamortized imputed interest income, was reported as a $0.5 million charge and is included as “Other expense, net” in the accompanying consolidated income statement for the year ended January 1, 2006.

See “Note 4—Discontinued Operations” in Item 8—Financial Statements and Supplementary Data for further discussion of discontinued operations.

Critical Accounting Policies

Our consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States of America. Such accounting principles require management to make estimates that affect the amount of revenues, expenses, assets and liabilities reported. There are five critical accounting policies that are both very important to the portrayal of our financial condition and results of operations and that required our most difficult, subjective or complex judgments. The accounting for these matters was based on current facts and circumstances which, in our judgment, hold potential for change which could affect our future estimates. Therefore, future financial results could differ materially from current financial results based on our current estimates. We use a combination of historical results, anticipated future events and detailed assessment of relevant facts and circumstances to estimate and make assumptions relating to our critical accounting policies. Actual results could differ from these estimates. The five critical accounting policies are as follows:

Accounts receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of current credit information. We monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. Our allowance for bad debts was $1.4 million and $1.0 million at January 1, 2006 and January 2, 2005, respectively. We wrote off $0.4 million and $0.6 million of bad debts in fiscal 2005 and 2004, respectively. Our allowance for bad debts may prove to be inaccurate, in which case we may have overstated or understated our accounts receivable, net and selling, general and administrative expense, accordingly.

Inventory

We carry our inventories at the lower of cost or market. Cost includes materials, labor and overhead. Market, with respect to all inventories, is replacement cost or net realizable value. We frequently review inventory to determine the necessity of adjustments for excess, obsolete or unsaleable inventory. The reviews require us to assess customer and market demand. We analyze several different factors to evaluate the net realizable value of inventory, including the age of inventory, excess supply based on anticipated demand, specific identification and lower of cost or market. We are not aware of any instances where our previous estimates or assumptions, which were used to determine the net realizable value of inventory at January 1, 2006 and January 2, 2005, materially varied from actual results. We do not expect our estimates or assumptions to change in the future.

Gross inventories at January 1, 2006 and January 2, 2005, were $69.0 million and $57.5 million, respectively. Inventories are presented on the balance sheet net of adjustments for excess, obsolete and unsalable inventory of $9.6 million and $7.6 million at January 1, 2006 and January 2, 2005, respectively.

The following table sets forth a roll forward of the inventory adjustments for the years ended January 1, 2006, January 2, 2005 and December 28, 2003 (in millions):

	Balance at	Charged to			Foreign
	Beginning of	Costs and	Charged to		Currency Effect		Balance at
	Period	Expenses	Goodwill		on Transaction	Deductions	End of Period
Year Ended:
January 1, 2006	$7.6	$5.9	$—		$(0.2)	$(3.7)	$9.6
January 2, 2005	5.8	3.0	2.6	(a)	0.1	(3.9)	7.6
December 28, 2003	4.6	3.0	1.6	(b)	(0.3)	(3.1)	5.8

(a)           Adjustment established upon purchase of Upstate effective October 1, 2004.

(b)          Adjustment established upon purchase of Chemicon effective April 1, 2003.

The estimates may prove to be inaccurate, in which case we may have overstated or understated the adjustment required for excess, obsolete or unsaleable inventory and our cost of goods sold, accordingly.

At January 1, 2006, inventory adjustments determined on specific products, age of inventory and excess supply represented 33.0%, 49.3%, and 17.7%, respectively, of the inventory adjustment balance.

The following table presents the sensitivity analysis on the inventory adjustment at January 1, 2006, adjusted for the items that are age sensitive and potentially in excess supply, assuming the age and forecast were expanded by increasing the time periods by 25% or reduced by decreasing the time periods by 25%, which we consider to be extreme-case scenarios. Adjustments for specific products cannot be evaluated for sensitivity. Amounts in the table are in millions.

	As Reported	Reduced by 25%	Increased by 25%
Inventory adjustment	$9.6	$8.0	$11.2

Valuation of goodwill and other intangible assets

We evaluate our goodwill and intangible assets for potential impairment whenever events or changes in circumstances indicate that the carrying value may no longer be recoverable. We test goodwill and intangible assets with indefinite useful lives for impairment, utilizing a combination of valuation techniques, including the expected present value of future cash flows, a market multiple approach, and a comparable transaction approach. We completed our annual goodwill and indefinite lived intangible assets test for the year ended January 1, 2006 on July 3, 2005 and determined that there was no impairment for fiscal 2005. The estimates used to evaluate the fair value of goodwill and other intangible assets may prove to be inaccurate, in which case we may be required to take a future impairment charge for goodwill and other intangible assets. The most significant assumptions in the impairment analysis are revenue growth and the discount rate. The following table presents the ratio of the fair values of the assets of our segments as computed in our annual impairment analysis to their carrying values as of July 3, 2005. Amounts less than 1.0 would indicate that impairment may exist. Additionally, the table includes this ratio as if the discount rate were 100 basis points higher and the growth rate were 10% lower than those used in our analysis:

		100 Basis
	Originally	Points Higher	10% Lower
	Computed	Discount Rate	Sales Growth
Research	1.65	1.48	1.37
Bioprocessing	1.71	1.53	1.52

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

Warranty reserve

We record an allowance for the estimated amount of future warranty costs when the related revenue is recognized, primarily based on claims incurred. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. The warranty reserve was $1.2 million, $0.9 million and $0.5 million at January 1, 2006, January 2, 2005 and December 28, 2003, respectively. Warranty claims were $2.9 million, $2.0 million and $2.2 million in fiscal 2005, 2004 and 2003, respectively. If actual future warranty costs exceed historical amounts, additional allowances may be required, which could have a material adverse impact on our operating results in future periods.

Results of Operations

Overview

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K. The following table sets forth certain consolidated operating data as a percentage of net revenue for the fiscal years indicated below.

	2005	2004	2003
Net revenues	100.0%	100.0%	100.0%
Gross profit	55.3%	55.3%	55.9%
Selling, general and administrative expenses	31.0%	30.3%	30.4%
Research and development	6.3%	5.2%	4.2%
Amortization of intangibles	2.6%	1.9%	1.5%
Purchased in-process research and development	—	1.7%	—
Impairment, exiting costs and other	13.8%	—	1.9%
Operating income	1.7%	16.3%	18.0%

The comparability of our results of operations between years is impacted by our acquisitions during the periods presented. We acquired Chemicon in April 2003 and Upstate in October 2004, respectively. We include the results of operations of Upstate and Chemicon in our Research segment. The following table sets forth a breakdown of revenue and gross profit contributed by segment for the years ended January 1, 2006, January 2, 2005 and December 28, 2003 (in thousands):

	2005		2004		2003
	Actual	% Total	Actual	% Total	Actual	% Total
Net revenues:
Research	$138,006	50%	$78,506	40%	$43,043	29%
Bioprocessing	136,939	50%	117,417	60%	103,872	71%
	$274,945	100%	$195,923	100%	$146,915	100%

	Actual	Gross Margin %	Actual	Gross Margin %	Actual	Gross Margin %
Gross profit:
Research	$84,838	61%	$50,828	65%	$26,677	62%
Bioprocessing	67,309	49%	57,613	49%	55,497	53%
	$152,147	55%	$108,441	55%	$82,174	56%

Comparison of Fiscal Years ended January 1, 2006 and January 2, 2005

Net Revenue

Consolidated.   Consolidated net revenue increased 40.3%, or approximately $79.0 million, from $195.9 million in 2004 to $274.9 million in 2005. Consolidated net revenue increased primarily from the inclusion of Upstate for the full year in 2005 versus only three months in 2004 and increased sales volumes in certain key products discussed below.

Research.   The net revenue of our Research segment increased from $78.5 million in 2004 to $138.0 million in 2005 primarily due to inclusion of Upstate. Chemicon achieved revenue growth of 11.4% in 2005, compared to the prior year, which was driven by increased volumes in the areas of neuroscience, stem cells, bulk reagents and diagnostic products. Upstate revenue, while not included in nine months ended September 26, 2004 operating results, grew 20.5% in 2005 compared to prior year. Upstate revenue growth in 2005 was driven primarily by stronger volumes in drug discovery services as well as product sales in the areas of nuclear function and multiplex Beadlyte® assays. Geographically, Research segment revenue increased 32% in Asia, 18% in Europe and 13% in North America over the prior year. These geographical increases were driven by increased market share.

Bioprocessing.   The net revenue of our Bioprocessing segment increased $19.5 million, or 16.6%, from $117.4 million in 2004 to $136.9 million in 2005 as a result of stronger volumes in cell culture products, primarily of EX-CYTE® and Incelligent™. Selling prices in this segment remained relatively constant between the two years as the majority of sales volume was under contractual pricing agreements that expire through 2006.

Gross Profit

Consolidated.   Consolidated gross profit increased approximately $43.7 million, from $108.4 million in 2004 to $152.1 million in 2005. Gross margin was 55.3% in 2005 and 2004.

Research.   Gross profits from our Research segment increased $34.0 million, or 66.9%, from $50.8 million in 2004 to $84.8 million in 2005. Research segment gross margins decreased from 64.7% in 2004 to 61.5% in 2005. Gross margins in 2005 for the Research segment were lower than 2004 due to higher bulk sales and sales of instruments at lower gross margin when compared to prior year. In addition, gross margins for the Research segment were higher in 2004 as a result of a second quarter 2004 one-time benefit related to a settlement of a dispute over a licensing arrangement. This settlement increased Research gross margin by approximately two percentage points in 2004. Research gross margins in 2005 included a charge of approximately $2.2 million related to reorganization and integration costs related to the integration of Upstate into our Research operations. In 2005 and 2004 the Research gross margins include a $0.5 million charge resulting from purchase price adjustments to inventory arising from the acquisition of Upstate.

Bioprocessing.   Gross profit from our Bioprocessing segment increased $9.7 million, or 16.8%, from $ 57.6 million in 2004 to $67.3 million in 2005. Gross profit in 2005 was favorably impacted as the result of higher EX-CYTE® and Incelligent™ volumes and higher manufacturing productivity, which resulted in lower unit production costs. Gross profits in 2005, when compared to 2004, were further improved due to a charge of approximately $0.5 million related to a production halt at our Toronto facility early in the first quarter of 2004 due to a “mad-cow” disease scare in Washington State. The production halt resulted from our inability to transport raw materials from our U.S. supplier to our facility in Toronto. As a result, much of our Toronto plant was idle for approximately one month in 2004 until all of the importation clearances from the Canadian government were obtained. These favorable increases in Bioprocessing gross margins were offset in 2005 by a $1.3 million in inventory write off of unvalidated lots of EX-CYTE® arising from the decision to not commence operations in Lawrence, Kansas and $0.9 million in other lease termination and reorganization costs.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses (“SG&A”) increased approximately $25.8 million, or 43.6%, from $59.3 million in 2004 to $85.1 million in 2005. As a percentage of revenues, SG&A was 31.0% in 2005 compared with 30.3% in 2004. Our Research segment accounted for $50.3 million in SG&A, an increase of $20.9 million over 2004, primarily due to the inclusion of the results of operations of Upstate for the full year in 2005 versus only three months in 2004. Higher SG&A expenses in 2005 compared to 2004 were also due to the increased sales commissions and other incentive compensation arrangements. In 2005, we also incurred approximately $2.9 million of business integration costs primarily associated with the acquisition of Upstate. The majority of these integration costs were incurred in cross training our sales force to sell all product offerings and integration of various Research selling, customer service and marketing efforts. In the fourth quarter of 2004, we incurred approximately $1.2 million of such costs. SG&A expense in 2005 also included $1.9 million in employee termination costs associated with reorganization activities in the Bioprocessing segment and at our corporate headquarters.

Research and Development

Research and development expenses (“R&D”) increased from $10.1 million in 2004 to $17.2 million in 2005. The increase was primarily due to the expansion of our research and development activities. During fiscal 2005, our Research segment internally developed approximately 1,700 new products. We continue to advance various projects in the Bioprocessing segment related to the characterization and performance of EX-CYTE® and other cell culture supplements. We also made progress in developing novel cell culture supplements. See “Outlook” below for additional discussion of R&D efforts.

Amortization of Intangibles

Amortization of intangibles increased from $3.8 million in 2004 to $7.2 million in 2005. Approximately $3.4 million of the increase was due to the inclusion of the results of operations of Upstate for the full year in 2005 versus only three months in 2004.

Purchased In—Process Research and Development

Purchased in-process research and development (“IPRD”) of $3.3 million in 2004 resulted from the acquisition of Upstate and represents acquired current research and development projects in process. There were no charges for IPRD in 2005.

Impairment and Exiting Costs

In connection with the decision to close the facilities in Toronto, Ontario, Canada and to not commence the operations in Lawrence, Kansas, the Company incurred $38.0 million in impairment and exiting costs in 2005. See “Note 5—Impairment and Exiting Costs” in Item 8 Financial Statements and Supplementary Data for further discussion of these costs.

Other Expense, Net

Other expenses are presented net and arise from realized and unrealized gains and losses on foreign currency translations, which were immaterial in 2005 and 2004. Included in other expense in 2005 is a $0.5 million charge in connection with the collection of the note from the Buyer of our former therapeutic plasma business.

Write-Off of Deferred Financing Costs

In 2004, upon the closing of our acquisition of Upstate, we entered into a new $125.0 million Credit Agreement with a syndicate of banks (the “2004 Credit Agreement”) and terminated our previous $30.0 million revolving credit facility (the “2003 Credit Facility”). Pursuant to the 2004 Credit Agreement, we obtained an $80.0 million term loan, the proceeds of which we used to finance, in part, the purchase price for Upstate (the “Upstate Term Loan”). We recorded a non-cash charge of approximately $0.2 million related to the write-off of deferred financing costs associated with the termination of the 2003 Credit Facility. On December 21, 2004, we issued 4,830,000 shares of our Common Stock. We used a portion of the proceeds to repay the Upstate Term Loan. We recorded an additional non-cash charge of approximately $0.8 million related to the early repayment of the Upstate Term Loan.

Interest Expense

Interest expense increased from $6.1 million in 2004 to $7.4 million in 2005. The increase in interest expense was due to increases in variable interest rates through June 2005 when we terminated our interest rate swap agreements. Prior to termination, the swaps converted the 4.75% fixed rate on $70.0 million of our Debentures to a variable interest rate based on 6-month LIBOR at the end of each interest period plus a spread of 66 basis points. See “Note 8—Convertible Senior Subordinated Debentures” in Item 8 Financial Statements and Supplementary Data for further discussion of our interest rate swaps.

Interest Income

We recorded interest income of $1.8 million in 2005 and $0.6 million in 2004. The increase in interest income was primarily due to more favorable investment rates in 2005 and higher available cash, cash equivalents and short-term investment balances for much of 2005 over those available in 2004. Interest income in 2005 includes $0.4 million in interest income on the note receivable from the Buyer of our former therapeutic plasma business. See “Note 4—Discontinued Operations” in Item 8 Financial Statements and Supplementary Data for further discussion of the note.

Provision for Income Taxes

The benefit (provision) for income taxes as a percentage of income from continuing operations before taxes was 151.0% in 2005 versus (31%) in 2004. Our effective tax rate remained below the federal statutory rate primarily as a result of research and development tax credits, the extraterritorial tax regime, and generation of income in lower tax jurisdictions. In addition, our 2005 tax rate was significantly impacted by the impairment and exiting costs which substantially reduced our income from continuing operations, resulting in a lower denominator for calculating our overall effective tax rate.

Income (Loss) from Discontinued Operations

In October 2005, we received $3.1 million in connection with a contractual claim against a customer of our former therapeutic plasma business. The payment, net of income taxes and collection expenses totaling approximately $1.2 million, is included in “Income from Discontinued Operations” for 2005. There were no discontinued operations included in the results for 2004.

Comparison of Fiscal Years ended January 2, 2005 and December 28, 2003

Net Revenue

Consolidated.   Consolidated net revenue increased 33%, or approximately $49.0 million, from $146.9 million in 2003 to $195.9 million in 2004.

Research.   The net revenue of our Research segment increased from $43.0 million in 2003 to $78.5 million in 2004, primarily due to organic growth in revenue at Chemicon and the inclusion of Chemicon for the full year in 2004 versus only nine months in 2003 and the acquisition of Upstate in the fourth quarter of 2004, which contributed $15.4 million. Chemicon contributed $63.0 million to the net revenue of the segment in 2004 and $38.0 million in 2003. Chemicon achieved an annual revenue growth rate of 27%, which was driven by significant contributions in the areas of neuroscience, molecular biology, bulk reagents and custom services. Upstate revenue, while not included in the operating results for 2003 or the first nine months of 2004, increased 27% from 2003 to 2004. Upstate growth was driven primarily by a 94% increase in revenue from kinase profiling services. Geographically, Research segment revenue increased 85% in Asia, 119% in Europe and 135% in North America over the prior year.

Bioprocessing.   The net revenue of our Bioprocessing segment increased $13.5 million, or 13.0%, from $103.9 million in 2003 to $117.4 million in 2004. This increase was due to increased sales of recombinant human insulin and BSA. Recombinant human insulin sales were up $11.6 million, from $15.0 million in 2003 to $26.6 million in 2004. Sales of recombinant human insulin increased primarily because of the introduction of a new insulin product in 2004 and additional availability of this product from our supplier. Sales of BSA increased $0.7 million, from $16.8 million in 2003 to $17.5 million in 2004. BSA sales were negatively impacted during 2003 and again in 2004 due to partial shutdowns of our Toronto plant during June 2003 and January 2004, following the discoveries of two unrelated instances of a single cow infected with BSE in Canada and the US, respectively. The closure reduced the amount of saleable product during each year due to the manufacturing cycle time required for certain products. Sales of EX-CYTE® were $29.3 million in 2003 and $29.6 million in 2004. Sales of EX-CYTE® in both years were affected by lower demand for one of our customers’ products that utilizes EX-CYTE® in its manufacturing process. In the fourth quarter of 2003, we recorded $3.5 million from a take-or-pay contract for EX-CYTE® with a major customer without having to deliver any product. Accordingly, total and Cell Culture segment net revenue, gross profit and operating income in 2003 were favorably impacted by $3.5 million. Selling prices in this segment remained relatively constant between the two years as the majority of sales volume was under contractual pricing agreements that expire through 2006. Net revenue from sales of monoclonal antibodies, historically included in the Diagnostics segment, increased from $22.6 million in 2003 to $26.1 million in 2004. Sales of monoclonal antibodies increased $3.2 million due to higher volumes and $0.3 million due to increases in foreign currency. The increase in monoclonal antibodies was offset by decreased sales of human-sourced disease state polyclonal antibodies, detection products and other diagnostic products. The decline in 2004 sales of these products was anticipated because we sold the majority of the products in the human-sourced disease state polyclonal antibody group with the sale of the therapeutic plasma business. Human-sourced disease state polyclonal antibody sales were further negatively impacted by the Health Insurance Portability and Accountability Act (“HIPAA”), which adversely affected access to qualified donors.

Gross Profit

Consolidated.   Consolidated gross profit increased approximately $26.2 million, from $82.2 million in 2003 to $108.4 million in 2004. Gross margin was 55.3% in 2004 and 55.9% in 2003.

Research.   Gross profits from our Research segment increased $24.1 million, or 90%, from $26.7 million in 2003 to $50.8 million in 2004. Research segment gross margins increased from 62% in 2003 to 65% in 2004. The increase in gross profit was primarily due to the inclusion of Chemicon for a full year in 2004 versus nine months in 2003. Research segment gross profit contributed by Chemicon included $40.5 million in 2004 and $24.6 million in 2003. Upstate contributed $10.2 million at a 66% gross margin in 2004. Gross profit for 2003 was negatively impacted by a $0.4 million charge to cost of sales as a result of inventory adjustments to Chemicon’s opening inventory, which was required under purchase accounting rules. Gross profit for 2004 was negatively impacted by a $0.4 million charge to cost of sales as a result of inventory adjustments to Upstate’s opening inventory, which was required under purchase accounting rules.

Bioprocessing.   Gross profit from our Bioprocessing segment increased $2.1 million, or 3.8%, from $55.5 million in 2003 to $57.6 million in 2004. Gross profits increased on higher sales volumes, but the margins declined slightly from 53% in 2003 to 49% in 2004, due primarily to product mix and production variances arising from capacity issues at certain manufacturing sites and the shut down of our Toronto facility in early 2004 due to the BSE scare. Gross margins were lower in 2004, primarily due to product mix between EX-CYTE®, which is a higher margin product, and recombinant human insulin, which is a distributed product with a lower gross margin. Additionally, the margins were approximately 1% to 2% lower in 2004 and 2003 than expected due to manufacturing cost variances arising from excess manufacturing capacity at certain sites. Gross margins for our Bioprocessing segment were positively impacted in 2003 due to a sale of EX-CYTE® at 100% gross margin under the terms of a take-or-pay contract with one of our customers. Gross margins for our Bioprocessing segment would have been 53% in 2003, if this sale had been recorded at a normal margin. Gross margins on monoclonal antibodies, historically included in the Diagnostics segment, decreased by 15%, primarily due to lower production utilization in 2004, which resulted in absorption of fixed costs by fewer units. Changes in product mix from traditionally higher margin to lower margin products also adversely impacted 2004 margins. Effects of foreign currency exchange rates lowered gross margin by approximately 2.6% in 2004 and increased gross margin by approximately 1% in 2003. As previously discussed, pricing was relatively stable between 2003 and 2004. Gross margins in 2004 were negatively impacted by the reduction in sales of human-sourced disease state polyclonal antibody products, the majority of which were sold with the therapeutic plasma business as mentioned above. Availability of these products within the human-sourced disease state polyclonal antibody product group was also negatively impacted by HIPAA, which adversely affected access to qualified donors.

Selling, General and Administrative Expenses

Consolidated SG&A increased approximately $14.7 million, or 33%, from $44.6 million in 2003 to $59.3 million in 2004. As a percentage of revenues, SG&A was 30% in 2004 compared with 30% in 2003. Chemicon accounted for $22.5 million in SG&A for the full year in 2004 and $17.2 million for nine months in 2003. The acquisition of Upstate in the fourth quarter of 2004 contributed $6.3 million to SG&A. We expanded our sales and marketing efforts in our Bioprocessing segment during the second half of 2003 and early in 2004. During 2004, we incurred higher public company costs and higher performance incentive compensation expense. The additional external costs to comply with the Sarbanes-Oxley Act of 2002 were approximately $0.5 million in 2004. In the fourth quarter of 2004, we incurred approximately $1.2 million of business integration costs primarily associated with the acquisition of Upstate.

Research and Development

R&D expenses increased from $6.2 million in 2003 to $10.1 million in 2004. The increase was primarily due to the expansion of our research and development activities, including those acquired as a result of the Upstate acquisition. R&D included $2.1 million incurred by Upstate in the fourth quarter of 2004. R&D at Chemicon was included in 2004 for a full year and for nine months during 2003 resulting in an increase of $2.1 million in 2004.

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

Purchased In—Process Research and Development

Purchased IPRD of $3.3 million in 2004 resulted from the acquisition of Upstate and represents acquired current research and development projects in process. There were no charges for IPRD arising from previous acquisitions.

Other Expense, Net

Other expenses are presented net and arise primarily from realized and unrealized gains and losses on foreign currency translations, which were immaterial in 2004 and 2003.

Write-Off of Deferred Financing Costs

We recorded a non-cash charge of approximately $0.2 million in 2004 related to the write-off of deferred financing costs associated with the termination of the 2003 Credit Facility. We recorded an additional non-cash charge of approximately $0.8 million related to the early repayment of the Upstate Term Loan.

Interest Expense

Interest expense increased from $4.4 million in 2003 to $6.1 million in 2004. The increase in interest expense was because the $130 million principal amount of our Debentures, which we issued in August 2003, were outstanding for a full year in 2004 and only five months in 2003. As described in the market risk discussion below, we entered into a $70 million fixed to variable rate swap with respect to our Debentures. During 2004, the variable rate rose 1.7%, further contributing to the increase in interest expense. Also in the fourth quarter of 2004, we had additional borrowings under the Upstate Term Loan, which were outstanding for approximately 60 days. The term loan was subsequently repaid from proceeds from our equity offering in December, 2004.

Interest Income

We recorded interest income of $0.6 million in 2004 and $0.3 million in 2003. The increase in interest income was primarily due to more favorable investment rates in 2004 and higher available cash, cash equivalents and short-term investment balances on hand for much of 2004 over those available in 2003.

Provision for Income Taxes

The provision for income taxes as a percentage of income before taxes was 31% in 2004 and 2003. Our effective tax rate in 2004 and 2003 was below the federal statutory rate as a result of foreign tax credits, research and development credits and generation of taxable income in lower tax jurisdictions.

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

Liquidity and Capital Resources

The following table sets forth certain indicators of our consolidated financial condition and liquidity as of the end of the fiscal years shown (in thousands):

	2005	2004	2003
Cash, cash equivalents and short-term investments	$38,452	$62,054	$48,564
Working capital	117,625	122,443	104,760
Total debt and capital lease obligations	131,462	135,008	130,923
Stockholders’ equity	406,377	416,531	181,506
Total debt to equity	32.3%	32.4%	72.1%

We have three principal sources of near-term liquidity: (1) existing cash, cash equivalents and marketable securities; (2) cash generated by operations; and (3) available borrowing capacity under our 2004 revolving credit facility (the “2004 Revolving Credit Facility”), which provides for a maximum borrowing capacity of $45 million. As of February 28, 2006, we had $60.4 million in cash, cash equivalents and short-term investments and $45.0 million available under the 2004 Revolving Credit Facility. We believe that our liquidity and capital resources are sufficient to meet our working capital, capital expenditure and other anticipated cash requirements, excluding acquisitions, over the next twelve months.

Net cash provided by operating activities was $24.8 million, $37.6 million and $18.1 million in 2005, 2004 and 2003, respectively. Changes in operating assets and liabilities used were $26.6 million, $4.2 million and $9.3 million during 2005, 2004 and 2003, respectively. The $4.8 million decrease in working capital from 2004 to 2005 is due to $14.5 million in restricted cash included in other long term assets related to our purchase of the two buildings in Temecula, California in January 2006, partly offset by the continued growth of our business. During 2005 and 2004, trade accounts receivable increased $17.7 million and $5.9 million, respectively, over the previous years primarily as a result of increased sales. Days sales outstanding (“DSO”) at the end of 2005 and 2004 were 66 and 62 days, respectively. DSO was higher in 2005 than in 2004 because of timing of shipments at year-end.

Inventories increased overall by $9.7 million in 2005 over 2004 as a result of the continued growth of our business. The majority of the increase was in our Bioprocessing segment and resulted primarily from increased quantities of recombinant human insulin on hand at the end of 2005. Inventory turns at the end of 2005 and 2004 were 2.8 and 2.2, respectively. Inventories increased overall by $16.0 million in 2004 over 2003. The acquisition of Upstate in the fourth quarter of 2004 increased inventories by $9.5 million. The remaining increase in 2004 over 2003 was due to a large purchase of insulin in the fourth quarter of 2004, which was partially on hand at year-end.

Accounts payable and accrued liabilities decreased by $1.9 million in 2005 over 2004 due to lower deferred revenue and income taxes partly offset by the timing of purchases of raw materials and increased accrued compensation and incentive costs. Accounts payables and accrued liabilities increased $22.3 million in 2004 over 2003 because of the increased operating and other costs associated with businesses acquired during those periods.

The incremental increase in cash used by changes in operating assets and liabilities in 2005 compared to 2004 was offset by incremental increases in adjustments such as depreciation and amortization, impairment and non-cash exiting costs. Depreciation and amortization increased in 2005 compared to 2004 due to the inclusion of the results of operations of Upstate for the full year in 2005 versus only three months in 2004. Depreciation and amortization increased in 2004 compared to 2003 because of the acquisition of Upstate in October 2004 and the inclusion of operating results of Chemicon for a full year in 2004 versus only nine months in 2003. In 2005, $33.3 million in impairment and $4.0 million in non-cash exiting costs related to ongoing plant consolidation and rationalization initiatives in the Bioprocessing segment (See “Note 5—Impairment and Exiting Costs” in Item 8 Financial Statements and Supplementary

Data). In 2004, non-cash charges and write-off of deferred financing costs related to the write-off of $1.0 million of deferred financing costs in connection with the termination of our 2003 Credit Facility and our prepayment of the Upstate Term Loan. In addition we incurred a non-cash charge of $3.3 million for purchased in-process research and development arising from the acquisition of Upstate in 2004. In 2003, non-cash charges and write-off of deferred financing costs related primarily to the write-off of $4.5 million in deferred financing costs during the year, $0.8 million related to asset impairment associated with the relocation of research products produced at our former Gaithersburg, Maryland facility to Chemicon and $1.0 million related to asset impairments associated with the Toronto BSE shutdown. See “Note 5—Impairment and Exiting Costs” and “Note 8—Convertible Senior Subordinated Debentures” in Item 8 Financial Statements and Supplementary Data for additional discussion of special charges and write-off of deferred financing costs.

Net cash used in investing activities was $19.0 million, $138.9 million and $139.7 million in 2005, 2004 and 2003, respectively. Investing activities during 2005 included cash expenditures primarily for capital expenditures of $16.5 million, purchases of business of $6.8 million, payment of cash in escrow for the purchase of the two buildings in Temecula, California for $14.5 million, partly offset by the net sale of short term investments of $11.8 million and proceeds from collection of the principal portion of note receivable of $7.3 million. Capital expenditures in 2005 consisted primarily of costs associated with implementation of our Enterprise Resource Planning (“ERP”) system at Upstate and expansion of our manufacturing space in Temecula. Investing activities during 2004 and 2003 included capital expenditures of $19.5 million and $19.6 million, respectively. Capital expenditures during 2004 and 2003 consisted primarily of construction of a facility in Lawrence, Kansas, which we recently decided not to operate, completion of the implementation of our ERP system and completion of the expansion of Upstate’s new drug screening facility in Scotland. As part of our cash investment strategy, we have from time to time purchased and sold auction rate securities at face value, earning market interest rates. These investments are considered as available for sale securities; purchases and proceeds from sales are reflected as investing activities.

Net cash (used in) provided by financing activities in 2005 was ($18.3) million, compared with $109.8 million in 2004. Net cash provided by financing activities in 2004 was $109.8 million compared with $123.0 million in 2003. Financing activities in 2005 primarily consisted of $23.1 million in repurchased common shares under our previously discussed repurchase program and $2.9 million in repaid capital lease obligations partly offset by the proceeds from issuance of common shares in conjunction with stock option exercises of $7.8 million. Financing activities in 2004 primarily consisted of the $80.0 million Upstate Term Loan, which was repaid in 2004 from the proceeds of the sale of 4,830,000 shares of our common stock in December 2004. Net proceeds from the sale of this stock were approximately $104.8 million. Also in 2004, we entered into a $3.6 million 24-month capital lease for certain assets installed in the Lawrence facility. Financing activities in 2003 primarily consisted of $130.0 million from the issuance of the Debentures and payment of debt issuance costs of $8.9 million; $4.4 million related to the term loan and $4.5 million related to the Debentures. During 2003, we also received proceeds of $82.5 million from a term loan entered into during the second quarter of 2003. We subsequently repaid the outstanding balance of the term loan upon issuing the Debentures during the third quarter of 2003.

We anticipate that capital expenditures during 2006 will be approximately $39 million, including of the purchase of the two Temecula facilities described below. The most significant expenditures will be for continued implementation of our ERP system at Upstate, continued expansion of research facilities in Temecula, California, investment in e-Commerce applications and expansion of Celliance’s facility in Kankakee, Illinois. Additionally, in January 2006, we purchased the two buildings in Temecula, California for approximately $17.2 million from the former owner of Chemicon.

As of January 1, 2006, we had outstanding debt of approximately $131.5 million consisting primarily of the Debentures. We have no borrowings outstanding under the 2004 Revolving Credit Facility. The following table sets forth our contractual obligations, excluding interest payments, as of January 1, 2006 (in thousands):

	Payment due by period
	Total	1 year	2 - 3 years	4 - 5 years	5+ years
Debentures(1)	$129,905	$—	$—	$—	$—
Capital lease obligations	1,029	629	388	12	—
Operating lease obligations	15,702	2,750	4,742	3,267	4,943
Royalty obligation(2)	6,858	2,088	2,357	2,351	62

(1)          Includes approximately $0.1 million related to the fair market value of an interest rate swap as discussed in “Note 8—Convertible Senior Subordinated Debentures” in Item 8 Financial Statements and Supplementary Data, the Debentures include call and put features which could cause their maturity prior to five years or more from the Consolidated Balance Sheet date.

(2)          Represents the minimum royalty payments we are contractually obligated to pay.

On August 20, 2003, we issued $130.0 million principal amount of Debentures to certain institutional investors. After expenses, we received net proceeds of $126.1 million. Interest on the Debentures accrues at 4.75% per annum and is payable semi-annually on February 15th and August 15th. The Debentures are convertible into shares of our Common Stock at an initial rate of 67.6133 shares of common stock per $1,000 principal amount of the Debentures (or approximately 8.8 million shares of our Common Stock at a conversion price of $14.79 per share of our Common Stock), subject to the satisfaction of certain conditions which were met during the first quarter of 2004. The terms of the Debentures do not impose any restrictive covenants on us. The holders of the Debentures may require us to repurchase some or all of their Debentures on August 15, 2008, August 15, 2010, August 15, 2013, August 15, 2018, August 15, 2023 or August 15, 2028 at a repurchase price equal to 100% of the principal amount of the Debentures being repurchased, plus any accrued and unpaid interest. The holders of the Debentures may also require us to repurchase some or all of their Debentures at any time if we undergo a fundamental change, such as the consummation of any share exchange, consolidation or merger or any sale of all or substantially all of our assets. See “Note 8—Convertible Senior Subordinated Debentures” in Item 8 Financial Statements and Supplementary Data for a discussion of the Debentures.

On October 17, 2003, we entered into an interest rate swap on $70.0 million principal amount of our Debentures. The objective of the swap was to convert the 4.75% fixed interest rate on this portion of the Debentures to a variable interest rate based on the 6-month LIBOR at the end of each interest period plus a spread of 66 basis points. In June 2005, we terminated our interest rate swap agreements and received $0.1 million in cash proceeds.

On October 14, 2004, we entered into the 2004 Credit Agreement, which includes the $45.0 million 2004 Revolving Credit Facility. The 2004 Revolving Credit Facility bears interest at a floating rate of interest determined by reference to a base rate or to Eurodollar interest rates, plus a margin. The margin on the Eurodollar interest rate ranges from 1.50% to 2.00% and the margin on the base rate ranges from 0.50% to 1.00% based on our leverage ratio. We are required to pay a commitment fee ranging from 0.375% to 0.50% per annum on the undrawn balance of the 2004 Revolving Credit Facility, based on our leverage ratio. The 2004 Credit Agreement is secured by a lien on substantially all of our assets. The 2004 Credit Agreement contains certain financial covenants that require the maintenance of a minimum fixed charge coverage ratio and earnings before interest, taxes, depreciation and amortization and also provides for a maximum leverage ratio and limitations on capital expenditures. Furthermore, under the terms of the 2004 Credit Agreement, there are restrictions on our ability to make acquisitions, repurchase common stock and to pay dividends. As of January 1, 2006, there were no amounts outstanding under the 2004 Revolving Credit Facility. See “Note 9—Long-Term Debt and Capital Lease Obligations” in Item 8 Financial Statements and Supplementary Data for a discussion of the 2004 Credit Agreement and the 2004 Revolving Credit Facility.

At January 1, 2006, we had a commitment with a vendor, which requires us to use the vendor in connection with the processing of BSA at our Toronto facility for a minimum of $120,000 per quarter. The contract can be terminated by us or the supplier at any time with 180 days’ notice. The contract expires in 2006, but can be renewed on a rolling one-year basis.

We have guaranteed real estate lease obligations totaling approximately $3.3 million related to the sale of the therapeutic plasma business. If Life defaults on the lease payments, we would be required to assume these leases. We have accrued a stand ready obligation of $0.1 million in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor Accounting and Disclosure Requirement for Guarantees” for these guarantees.

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

Foreign Currency Exchange Rates.   We conduct our foreign-based operations through manufacturing operations located in the United Kingdom, Australia and Canada. In 2005, 2004 and 2003, foreign-based operations accounted for approximately 33.3%, 33.0% and 30.0% of our net revenue, respectively, and approximately 34.0%, 32.0% and 27.0% of our gross profit, respectively. The net investment in foreign subsidiaries translated into United States dollars using year-end exchange rates at January 1, 2006, was $30.1 million. The potential loss in fair value impacting other comprehensive income resulting from a hypothetical 10% change in quoted foreign currency exchange rates would amount to $0.2 million. We do not currently use derivative financial instruments to hedge our exposure to changes in foreign currency exchange rates.

The functional currency of our operations in the United Kingdom is the British pound sterling, the functional currency for our Australian operations is the Australian dollar and the functional currency for our Canadian operations is the Canadian dollar. Fluctuations in foreign exchange rates can impact our operating results, including net revenues and expenses, when translations of the subsidiary financial statements are made in accordance with SFAS No. 52, “Foreign Currency Translation.” Furthermore, we transact business in various foreign currencies, which subjects us to exposure from movements in the exchange rates of those countries relative to the United States dollar. However, a large portion of our sales to foreign countries is denominated in United States dollars, thus mitigating a significant portion of this risk. It has not been our practice to hedge our assets and liabilities in these countries or our intercompany transactions, and accordingly, we have not used derivatives or other off-balance sheet items to manage any significant foreign currency exchange risk. Recognized transactional foreign currency gains (losses) were immaterial in 2005, 2004 and 2003.

Interest Rates.    Currently, all of our long-term debt obligations bear a fixed interest rate.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standard Board (the “FASB”) issued Statement of Financial Accounting Standards No. 123R (revised 2004) “Share-Based Payment,” (“SFAS 123R”) which is a revision or SFAS No 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123R supersedes APB 25, “Accounting for Stock issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” The approach in SFAS 123R is generally similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the earnings statements based on their fair values. Pro forma disclosure will no longer be an alternative.

We adopted SFAS 123R as of January 2, 2006 using the modified prospective method. Under this transition method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. As permitted by SFAS 123, through January 1, 2006 we accounted for share based payments to employees using APB 25’s intrinsic value method and, as such, generally have not recognized compensation cost for employee stock options. We estimate that pretax compensation expense for stock options will result in an additional compensation expense of approximately $3.3 million in 2006 excluding the effect of any grants issued in 2006.

SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as previously required. This requirement will reduce net operating cash flows and increase net financing cash flows. While we can not estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amounts of operating cash flows recognized in prior periods for such excess tax deductions were $4.1 million, $1.2 million and $0.6 million in 2005, 2004 and 2003, respectively.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4” (“SFAS 151”). SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current period charges, and it requires the allocation of fixed production overhead costs to the costs of conversion based upon the normal capacity of the production facility. SFAS 151 is effective for fiscal years beginning after June 14, 2005. As required by SFAS 151, we adopted this new accounting standard on January 2, 2006. The adoption of SFAS 151 is not expected to have a material impact on our financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchanges of Non-monetary Assets—an amendment of APB Opinion No. 29.” SFAS 153 addresses the measurement of exchanges of non-monetary assets. It eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 “Accounting for Non-monetary Transactions” and replaces it with an exception for exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. As required by SFAS 153, we adopted this new accounting standard effective July 1, 2005. The adoption of SFAS 153 did not have a material impact on our financial statements.

In March 2005, the FASB Issued FIN 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, Accounting for Asset Retirement Obligations.” FIN 47 clarifies that SFAS 143 requires accrual of the fair value of legally required asset retirement obligations if sufficient information exists to reasonably estimate the fair value. We adopted this new accounting standard during the fourth quarter of 2005. See “Note 5—Impairment and Exiting Costs” in Item 8 Financial Statements and Supplementary Data for the effect of FIN 47 on our financial statements.

In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. In addition, this Statement requires that a change in depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This new accounting standard is effective January 1, 2006. The Company will apply the provision of SFAS 154 when applicable.

Outlook

During 2005, we completed our transformation to a life science company supporting drug discovery, drug development and drug production. We expanded our research reagents business and our drug screening and target validation products and services. In addition, we achieved strong results in our Bioprocessing group, in particular in our cell culture supplements business. Today, we are well positioned with a strong product portfolio supported by significant intellectual property in markets that we expect to provide opportunities for revenue growth and profitability improvement.

In 2006, we will continue the implementation of our strategic growth plan that has been put in place over the past several years. The key elements of this strategic growth plan are to continue to grow our business faster than inherent market growth rates, to continue to improve our gross margin percentages, to continue the emphasis on leveraging and controlling overhead costs, to increase our investment in research and development (R&D) activities and to increase overall profitability and earnings. We are focused on select, high-growth markets where we can achieve and strengthen our leadership position in both the Research and Bioprocessing segments. We seek to develop “best in class” products, tools and services though a combination of internal growth, targeted acquisitions, licensing and collaborations. We expect to maintain a leadership position in product development and customer relationship management to drive revenue and profitability growth. We plan to identify new opportunities to streamline operations, becoming leaner and more efficient and leveraging our sales force, R&D and facilities infrastructure. We have a focused business strategy with emphasis on consistent execution in order to drive growth, profitability and increased stockholder value.

We are focused on revenue growth through both organic growth of our products and services as well as external growth through both licensing and acquisition opportunities. In terms of organic growth, we have both repositioned and strengthened our sales structure and organization over the past year through the addition of sales representatives with strong technical backgrounds and expanded product training of all sales representatives and focusing sales support personnel in targeted areas. We have and will continue to add additional research scientists in targeted areas of growth and have realigned our supply chain through creation of product segment teams, which align product development, sales and marketing, manufacturing and customer distribution.

Research Segment.   In our Research segment, we have completed the implementation of our direct sales team in Europe and we are continuing to establish an organization in the Asia-Pacific region. As a result, we are seeking increased growth rates in both regions in 2006. In 2006, we expect to expand and strengthen our sales and technical support group and further develop our distributor network in the Asia-Pacific region.

We are also continuing to focus on new products and services in markets that have potentially higher growth rates. We have created business segment teams reflecting our areas of strategic focus and importance. They represent the areas of drug discovery, stem cell research, antibody technologies, nuclear function, biotools and multiplexing and platform technologies. We expect to continue with the flow of new products and services at higher value points. We introduced approximately 1,700 products in 2005 and expect to introduce approximately 2,500 new products in 2006. The focus for new product introductions continues to be on adding products with a higher product value and increasing gross margins. In 2005, our Research segment increased its revenue per new product, on a rolling twelve-month basis, from approximately $7,600 per product in 2004 to over $8,000 per product in 2005. We seek further increases in 2006.

With increased outsourcing of drug discovery services by both pharmaceutical and biotech firms, we continue to see significant opportunities to increase our drug screening and target validation services. We will continue to expand our leadership in both kinase products and services with approximately 300 kinases expected to be available in 2006, up from approximately 200 in 2005. We will continue investment in the expansion of our kinase panel and service offering during 2006. Additional focus will be placed on drug discovery and new platforms with the intention of expanding target offerings and identifying promising new platforms and technologies that will support our customers in the drug research and development process.

We plan to grow our proprietary stem cell research portfolio and develop content-rich applications such as multiplexing products and other cell-based assays. In March 2006, we launched ESGRO Complete, the first serum free fully formulated media for use in embryonic stem cell research, which is derived from a collaboration announced in late 2005. Other collaborations are anticipated to deliver more stem cell related products, drug discovery products and services as well as a significantly expanded portfolio of high-value recombinant research antibodies for several applications including multiplexing and biomarkers.

During the fall of 2005, we announced the decision to move the manufacturing, distribution and development operations located at Lake Placid to our facility in Temecula. This move is expected to be completed during the second quarter of 2006. The Lake Placid facility will be subsequently prepared for sale. This consolidation is expected to streamline manufacturing, R&D and administrative functions into a single location allowing us to concentrate our scientific expertise and supply chain management skills in one location. We expect to achieve savings from this transfer of approximately $5 million on an annual basis beginning in the second half of 2006.

With the continued integration of our Chemicon and Upstate subsidiaries, which we expect to be completed in 2006, it will be more difficult to distinguish their operating performance on a separate basis. As a result we expect to report results in the Research segment as one unit beginning in 2006, and will no longer provide separate financial data for these two units.

Bioprocessing Segment.   The Bioprocessing segment we will continue to focus on enhancing its product portfolio, streamlining its production and manufacturing operations, reducing new product development costs and consolidating customer service to provide a single point-of-contact. There will be added focus on delivering superior service by dedicating additional resources to support our EX-CYTE® customers and streamlining the customer distribution process. We will continue to strengthen our product portfolio by focusing on developing, licensing or acquiring animal component free products. We also expect more process improvements in our bioprocessing facility in Kankakee.

We previously announced the acquisition of the ubiquitous chromatin opening element gene expression technology which significantly improves the yield consistency and stability of protein production in mammalian cell culture. We continue to look for other internal and external opportunities to increase our revenue. We have an aggressive program to work with researchers and their institutions to identify and license new products to expand our portfolio. In addition, we continue to identify and evaluate potential acquisitions that will either strengthen or expand our product portfolio.

Bioprocessing revenues will continue to be direct in North America and Europe with distributors used throughout the rest of the world. As in 2005, we expect approximately 70% of our Bioprocessing revenues will come from non-substitutable products that either patented, licensed or proprietary. This includes the core product offerings of EX-CYTE®, Probumin, Incelligent and MonoSera. There is a high need in the marketplace today for bioprocessing products; there are over 2,000 biological therapeutic products in various stages of preclinical and clinical development.

As a result of the announced closing of our Celliance facilities in Toronto, Canada and the decision not to open the new facility in Lawrence, Kansas, we will be consolidating all our manufacturing for our cell culture products into our facility in Kankakee Illinois. We expect improvement in gross margins and reductions in management diversion by consolidating facilities. We expect the Toronto facility will be closed by the end of 2006. Both facilities will be prepared for sale in 2006.

We expect the demand for EX-CYTE® to increase based on approved FDA products, Phase III products and earlier stage projects that utilize EX-CYTE® in the production process. With expanded Kankakee capacity, we expect continued gross margin improvement in 2006. We believe the Kankakee facility will eventually be able to produce over 100,000 liters of EX-CYTE® per year. In January, 2006, we continued to consolidate bioprocessing supply chain activities with the opening of a state of the art worldwide distribution center in Kankakee. These activities will focus cell culture operational activities within a single center of excellence.

Summary.   Our overall organic growth in 2005 was approximately 16% over 2004 revenue. We have a long-term goal to increase our revenue 15% per year organically without considering acquisitions. Additionally, our long-term goal is to increase gross margins to over 60% and operating income to at least 25% on a consolidated basis.

We also expect to continue our efforts to control and reduce all SG&A costs as a percentage of revenue. In addition, we have invested significant capital in our information systems infrastructure over the past several years and are looking to achieve economies and performance improvements as a result of those investments. Overall, we are looking to leverage our overhead structure through both organizational structure and process improvements as revenues increase. Our long-term goal is to reduce SG&A costs to less than 25% of consolidated revenue.

We also recognize the importance of investing in R&D activities for all our business units. This investment is required to achieve the portfolio development described above and to maintain our leadership position in all of our key markets. We view our investment in R&D as critical to achieving our strategic growth goals and have stated that we expect to invest at least 10% of our consolidated revenue into R&D activities in the coming years. Today we are supported by an R&D staff in excess of 150 people and we continue to increase our R&D investment. Portfolio development is one of our major priorities today. We have created a scientific sourcing team which calls on academic institutions in different parts of the world in identifying future new business opportunities. Their focus is on a three- to five-year horizon.

Capital expenditures for 2006 are estimated to be approximately $39.0 million with the continued expansion of facilities at Temecula, Kankakee and Dundee, an increased investment in eCommerce and other information systems initiatives.

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

Item 9A.                Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

We, under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, assessed our internal controls over financial reporting as of January 1, 2006, based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that we maintained effective internal controls over financial reporting as of January 1, 2006, based on the specified criteria.

Management’s assessment of the effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

During the last fiscal quarter of 2005, there were no significant changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

/s/ SEROLOGICALS CORPORATION

March 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Serologicals Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Serologicals Corporation and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 1, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 1, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 1, 2006 of the Company and our report dated March 14, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Atlanta, Georgia
March 14, 2006

Item 9B.               Other Information

Not applicable

PART III.

Item 10.                 Directors and Executive Officers of the Registrant

Directors of the Company

For information regarding our Directors, the sections captioned “Proposal to Elect Directors,” “Corporate Governance and Board Matters,” “Report of the Audit Committee of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” within our 2006 Proxy Statement are incorporated herein by reference. Our Board has a separately designated Audit Committee. Information regarding the Audit Committee is incorporated by reference to the section in our 2006 Proxy Statement captioned “Corporate Governance and Board Matters; Meetings of the Board; Committees; Audit Committee.”

Officers and Key Management

The following table sets forth the names, ages and all positions and offices held by our executive officers:

Name	Age	Positions and Offices Presently Held
David A. Dodd	56	President, Chief Executive Officer and Director
David L. Bellitt	57	Vice President and President, Celliance Corporation
Robert P. Collins	52	Vice President, Human Resources
Dennis W. Harris, Ph.D.	49	Vice President, Research & Development, Business Development and Chief Scientific Officer
Harold W. Ingalls	58	Vice President, Finance and Chief Financial Officer
James J. Kramer, Ph. D.	50	Vice President, Corporate Operations
Jeffrey D. Linton	43	Vice President and President, Chemicon International, Inc. and Upstate Group LLC
Samuel R. Schwartz	56	Vice President, Controller and Chief Accounting Officer
Philip A. Theodore	52	Vice President, General Counsel and Corporate Secretary
M. Dwain Wilcox	38	Vice President, Global Information Systems

David A. Dodd has served as our President, Chief Executive Officer and as a Director since June 2000. From August 1995 to June 2000, Mr. Dodd served as President and Chief Executive Officer of Solvay Pharmaceuticals, Inc., the U.S. subsidiary of an international chemical and pharmaceutical group, and as a member of the Management Board for the Pharmaceutical Sector of Solvay S.A. (“Solvay”). In addition, Mr. Dodd served as Chairman of the Board of Unimed Pharmaceuticals, Inc., a subsidiary of Solvay, from July 1999 to June 2000. Prior to joining Solvay, Mr. Dodd served in a number of management and executive positions for major life science corporations, including American Home Products, Bristol-Myers Squibb Company and Abbott Laboratories. Mr. Dodd currently also serves on the board of directors of two non-profit organizations, the American Foundation for Suicide Prevention, of which he is the Chairman and the Georgia Biomedical Partnership.

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

Dennis W. Harris, PhD, has served as Vice President, Global Research & Development, Business Development and Chief Scientific Officer since May 2004. Prior to joining us, Dr. Harris served as the Executive Vice President, Research and Development of Vitra Biosciences, a private company engaged in the development of multiplexed cell based imaging systems, from November 2003 through May 2004. From May 2003 through October 2003, Dr. Harris was an independent consultant to a number of life sciences companies. From April 2001 until April 2003, Dr. Harris served at ACLARA Biosciences, a public company engaged in research and development of microfluidic and multiplexing systems, most recently as Senior Vice President, System Integration and Business Development. Prior to April 2001, Dr. Harris worked in a number of positions of increasing responsibility at Amersham Pharmacia Biotech. In his most recent position, as Vice President, Research and Development, North America, Dr. Harris had responsibility for AP Biotech’s global genomics R&D strategy, and managed a North American R&D organization of approximately 250 scientists and engineers. Dr. Harris is a member of the Board of Directors of Microchip Technologies, Inc., a privately held company engaged in the research and development of microfluidic technologies for integrated sample preparation and analysis.

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

James J. Kramer, Ph.D, has served as Vice President, Corporate Operations since January 2005. Prior to this position, he has served as Vice President, Global Manufacturing Operations and Vice President, Plasma Operations since joining the company in August 2002. Prior to joining the Company, Dr. Kramer served in various capacities with Ortho Clinical Diagnostics, Inc, a Johnson and Johnson Company, most recently as Program Director, Lifeblood. Previously, he held additional leadership positions at Ortho-Clinical Diagnostics, including Director, Manufacturing and Director, RhoGAM Operations. Over his twenty year career in medical devices, biopharmaceuticals and biologics, he has held various leadership positions in R&D, Quality Control, Regulatory Affairs and Manufacturing. Dr. Kramer earned his Bachelor of Arts in Biology from Kean College and his Ph.D. in Biochemistry from the University of Medicine and Dentistry of New Jersey.

Jeffrey D. Linton has served as Vice President and President of Chemicon since April 2003 and as a President of Upstate Group LLC since July 2005. From October 2000 to April 2003, Mr. Linton served as Vice President, Corporate Business Development, Legal and Public Affairs. From June 1993 until

October 2000, Mr. Linton served in various capacities with Solvay America, Inc. companies, most recently as Vice President of Law, Government, and Public Affairs for Solvay Pharmaceuticals, Inc., a U.S. component of an international chemical and pharmaceutical group, from April 1999 until October 2000. From December 1996 until April 1999, Mr. Linton served as Vice President, Human Resources of Solvay Automotive, Inc., a partner and supplier to automotive companies throughout the world, and from June 1993 until December 1996, Mr. Linton served as Staff Attorney of Solvay America, Inc., the parent of North American operating subsidiaries of Solvay.

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

In addition, the following individual is a key employee:

Joseph T. Kozma, 55, is the Vice President, Sales of Celliance since November 2004. Mr. Kozma joined us when we acquired Intergen in 2001. Prior to assuming his current position, he served as our Vice President, Strategic Market Development. From 1987 until joining the Company, Mr. Kozma served in various capacities with Intergen, a privately-owned supplier of biological products and technologies to the life sciences industry acquired by Serologicals in 2001, most recently as Executive Vice President of Worldwide Sales and Marketing. Mr. Kozma was a co-founder of Intergen.

Code of Ethics

We adopted a code of ethics applicable to our chief executive officer, chief financial officer, chief accounting officer and other senior financial managers. The code is a “code of ethics” as defined by applicable rules of the Securities and Exchange Commission. Our code of ethics is publicly available on our website. The internet address of our website is www.serologicals.com. Our code of ethics is posted in the “Company Overview” section of our website, under the caption “Corporate Governance.” If we make amendments to this code other than technical, administrative, or other non-substantive amendments, or if we grant any waivers, including implicit waivers, from a provision of this code to our chief executive officer, chief financial officer or chief accounting officer, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in the “Company Overview” section of our website under the “Corporate Governance” caption or in a Current Report on Form 8-K filed with the Securities and Exchange Commission.

Item 11.                 Executive Compensation

For descriptions of our equity compensation plans, refer to the heading “Note 7—Stock Compensation Plans” in Item 8 Financial Statements and Supplementary Data.

The sections under the heading “Executive Compensation” within the 2006 Proxy Statement are incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management

The section under the heading “Security Ownership of Certain Stockholders and Management” within the 2006 Proxy Statement is incorporated herein by reference.

Item 13.                 Certain Relationships and Related Transactions

The section under the heading “Certain Relationships and Related Transactions” within the 2006 Proxy Statement is incorporated by reference.

Item 14.                 Principal Accountant Fees and Services

The section under the heading “Independent Auditors—Fees Paid to Independent Auditors” within the 2006 Proxy Statement is incorporated by reference.

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

(c)          Exhibits

2.1.1

Earnout Agreement dated December 13, 2001, by and among the Registrant, Intergen Investors, L.P., STJ Bio Corp., Spencer Paige Corp., Ronald Dilling, Donald Gutenkunst, President and Fellows of Harvard College and University of Illinois Foundation (Exhibit 2.3 to the Registrant’s Current Report on Form 8-K, dated December 19, 2001, is hereby incorporated by reference).

2.2.1

Amended and Restated Securities Purchase Agreement, dated as of February 11, 2003, between Serologicals Research Products, Inc. and Falcon International Investment Holdings LLC (Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, dated April 11, 2003, is hereby incorporated by reference).

2.2.2

European Purchase Agreement, dated February 11, 2003, between Serologicals Research Products, Inc. and Falcon International Investment Holdings LLC (Exhibit 2.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2002 is hereby incorporated by reference).

2.2.3

Deed of Variation, dated April 4, 2003, between Serologicals Research Products, Inc. and Falcon International Investment Holdings LLC (Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, dated April 11, 2003, is hereby incorporated by reference).

2.2.4

Guaranty Agreement dated February 11, 2003 by and among Serologicals Research Products, Inc., The Beckman Family Trust, David Alan Beckman, Keiko Koga Beckman and Falcon International Investment Holdings LLC (Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2002 is hereby incorporated by reference).

2.3.1

Stock Purchase Agreement, dated as of December 19, 2003, by and among Gradipore Limited, Gradipore Inc., Serologicals Finance Company and Serologicals Corporation (Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, dated January 27, 2004, is hereby incorporated by reference).

2.3.2

First Amendment, dated as of January 15, 2004, to the Stock Purchase Agreement, dated as of December 19, 2003, by and among Gradipore Limited, Gradipore Inc., Serologicals Finance Company and Serologicals Corporation (Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, dated January 27, 2004, is hereby incorporated by reference).

2.3.3

Exchange Agreement, dated as of December 17, 2004, between Life Therapeutics Limited and Serologicals Finance Company (Exhibit 1.1 to the Registrant’s Current Report on Form 8-K dated December 17, 2004 is hereby incorporated by reference).

2.3.4

Promissory Note, dated as of December 17, 2004, made by Life Therapeutics Limited, Life Gels, Inc., Life Therapeutics Plasma Holdings, Inc., LifeSera, Inc., LifeSera Nevada, Inc., LifeSera Business Trust, LifeSera Investments, LLC, LifeSera Management Partnership, LP, and Allegheny Biologicals, Inc. to Serologicals Finance Company (Exhibit 1.2 to the Registrant’s Current Report on Form 8-K dated December 17, 2004 is hereby incorporated by reference).

2.3.5

Mutual Release Agreement, dated as of December 17, 2004, by Life Therapeutics Limited, Life Gels, Inc., Life Therapeutics Plasma Holdings, Inc., LifeSera, Inc., LifeSera Nevada, Inc., LifeSera Business Trust, LifeSera Investments, LLC, LifeSera Management Partnership, LP, and Allegheny Biologicals, Inc., on the one hand, and Serologicals Corporation and Serologicals Finance Company, on the other hand (Exhibit 1.3 to the Registrant’s Current Report on Form 8-K dated December 17, 2004 is hereby incorporated by reference).

2.3.6

Letter Agreement, dated September 27, 2005, between the Registrant and Life Therapeutics, Ltd. (Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2005 is hereby incorporated by reference).

2.4.1

Plan and Agreement of Merger, dated as of June 29, 2004, by and among the Registrant, Carmel Acquisition Corporation, AltaGen BioSciences, Inc. and William R. Srigley (Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, dated June 30, 2004, is hereby incorporated by reference).

2.4.2

Earnout and Indemnity Agreement, dated as of June 29, 2004, by and among the Registrant, AltaGen BioSciences, Inc. and Mr. William R. Srigley (Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, dated June 30, 2004, is hereby incorporated by reference).

2.5.1

Agreement and Plan of Merger, dated as of September 7, 2004, by and among the Registrant, Upstate Acquisition Company, LLC, Upstate Group, Inc. and the Stockholder Representative (Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated September 7, 2004 is hereby incorporated by reference).

2.5.2.

Amendment to Agreement and Plan of Merger, dated as of October 14, 2004, by and among the Registrant and Upstate Group, Inc. (Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated October 14, 2004 is hereby incorporated by reference).

2.5.3

Registration Rights Agreement, dated as of October 14, 2004, by and among the Registrant and certain former stockholders of Upstate Group, Inc. (Exhibit 4.1 to the Registrant’s Registration Statement of Form S-3 (file number 333-120379) filed on November 10, 2004 is hereby incorporated by reference).

3.1.1	Amended and Restated Certificate of Incorporation (Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2002 is hereby incorporated by reference).
3.1.2

Certificate of Amendment of Amended and Restated Certificate of Incorporation (Exhibit 3.1.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2005 is hereby incorporated by reference).

3.2.1	Amended and Restated By-laws (Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 (File No. 33-91176), effective June 14, 1995, is hereby incorporated by reference).
3.2.2.	Amendment to Section 6.1 of Amended and Restated By-laws (the Registrant’s Current Report on Form 8-K dated March 1, 2006 is hereby incorporated by reference).

4.1.1	Specimen Common Stock Certificate (Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-91176), effective June 14, 1995, is hereby incorporated by reference).
4.1.2	Specimen Form of Rights Certificate (incorporated herein by reference to Exhibit 2.1 of the Registration Statement on Form 8-A filed August 10, 1999).
4.1.3

Form of Rights Agreement, dated as of August 2, 1999, between the Company and State Street Bank & Trust Company, N.A. (incorporated herein by reference to Exhibit 2.2 of the Registration Statement on Form 8-A filed August 10, 1999).

4.1.5	Summary of Rights Plan (incorporated herein by reference to Exhibit 2.4 of the Registration Statement on Form 8-A filed August 10, 1999).
4.2.1

Indenture, dated as of August 20, 2003, between Serologicals Corporation and The Bank of New York, as Trustee, for the 4.75% Convertible Senior Subordinated Debentures due 2033, including the form of 4.75% Convertible Senior Subordinated Debentures due 2033 (Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated August 21, 2003 is hereby incorporated by reference).

4.2.2

Registration Rights Agreement, dated as of August 20, 2003, by and among Serologicals Corporation and Banc of America Securities LLC, J.P. Morgan Securities Inc. and UBS Securities LLC, as representatives of the initial purchasers of the Registrant’s 4.75% Convertible Senior Subordinated Debentures due 2033 (Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, dated August 21, 2003 is hereby incorporated by reference).

10.1.1

$125,000,000 Credit Agreement, dated as of October 14, 2004, among the Registrant, as Borrower, the several lenders from time to time parties thereto, LaSalle Bank National Association, as Documentation Agent, Bank of America, N.A., as Syndication Agent and JP Morgan Chase Bank, as Administrative Agent (Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 14, 2004 is hereby incorporated by reference).

10.1.2

First Amendment to the Credit Agreement and Waiver, dated as of December 28, 2005, to the Credit Agreement, dated as of October 14, 2004, among the Registrant, as Borrower, the several lenders from time to time parties thereto, LaSalle Bank National Association, as Documentation Agent, Bank of America, N.A., as Syndication Agent and JP Morgan Chase Bank, as Administrative Agent*.

10.1.3

Lease Agreement dated October 6, 2000, between the Registrant and Spalding Triangle, L.L.C. (Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 24, 2000 is hereby incorporated by reference).

10.2.1	Amended and Restated 2005 Incentive Plan (Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated May 17, 2005 is hereby incorporated by reference).†
10.2.2	1996 Employee Stock Purchase Plan (Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2002 is hereby incorporated by reference).†
10.2.3	Serologicals Corporation 1996 UK Sharesave Scheme (Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2002 is hereby incorporated by reference).†
10.2.4

Serologicals Corporation UK Share Incentive Plan (Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-104703), effective April 23, 2003, is hereby incorporated by reference).†

10.2.5

Form of Change in Control Executive Severance Package between the Registrant and each Vice President. (Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2003 is hereby incorporated by reference).†

10.2.6	Employment Agreement between the Company and David A. Dodd (Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2000 is hereby incorporated by reference).†
10.2.7

Change in Control Executive Severance Package between the Registrant and David A. Dodd (Exhibit 10.10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2003 is hereby incorporated by reference).†

10.2.8

Employment Agreement between the Registrant and Harold W. Ingalls (Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 is hereby incorporated by reference).†

10.2.9

Revised Employment Agreement between the Registrant and Jeffrey D. Linton (Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2003 is hereby incorporated by reference).†

10.2.10

Employment Agreement between the Registrant and Robert P. Collins (Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10Q for the quarter ended September 30, 2001, is incorporated herein by reference).†

10.2.11

Employment Agreement between the Registrant and Joseph T. Kozma (Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2001 is hereby incorporated by reference).†

10.2.12

Employment Agreement between the Registrant and James J. Kramer, Ph. D. (Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 is hereby incorporated by reference).†

10.2.13

Employment Agreement between the Registrant and David L. Bellitt (Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2002 is hereby incorporated by reference).†

10.2.14

Employment Agreement between the Registrant and Philip A. Theodore. (Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2003 is hereby incorporated by reference).†

10.2.15

Employment Agreement between the Registrant and Dennis W. Harris, Ph.D. (Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2004 is hereby incorporated by reference).†

10.2.16

Employment Agreement between the Registrant and Samuel R. Schwartz. (Exhibit 10.2.25 to the Registrant’s Annual Report on Form 10-K for the year ended January 2, 2005 is hereby incorporated by reference).†

10.2.17	Non-Employee Directors Compensation Arrangements dated March 15, 2005 (Exhibit 99.2 to the Registrant Current Report on Form 8-K dated May 17, 2005 is hereby incorporated by reference).
14.1	Code of Ethics for Senior Executive and Financial Officers (Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2003 is hereby incorporated by reference).
21	Subsidiaries of the Registrant.*
23.1	Consent of Deloitte & Touche LLP.*

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*
99.1	Code of Business Conduct and Ethics.*

*                    Filed herewith

†                    Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Serologicals Corporation has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2006.

SEROLOGICALS CORPORATION
(Registrant)
By:	/s/ DAVID A. DODD
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Serologicals Corporation and in the capacities indicated on March 16, 2006:

Signature	Title
/s/ DAVID A. DODD	President, Chief Executive Officer and Director
David A. Dodd
/s/ HAROLD W. INGALLS	Vice President, Finance and Chief Financial Officer
Harold W. Ingalls
/s/ SAMUEL R. SCHWARTZ	Vice President, Controller and Chief Accounting Officer
Samuel R. Schwartz
/s/ DESMOND H. O’CONNELL	Chairman of the Board of Directors
Desmond H. O’Connell
/s/ RALPH E. CHRISTOFFERSEN	Director
Ralph E. Christoffersen, Ph.D.
/s/ ROBERT J. CLANIN	Director
Robert J. Clanin
/s/ WADE FETZER	Director
Wade Fetzer, III
/s/ RONALD G. GELBMAN	Director
Ronald G. Gelbman
/s/ GERARD M. MOUFFLET	Director
Gerard M. Moufflet

/s/ AARON J. SHATKIN	Director
Aaron J. Shatkin, Ph.D
/s/ GEORGE M. SHAW	Director
George M. Shaw, M.D., Ph.D.
/s/ LAWRENCE E. TILTON	Director
Lawrence E. Tilton

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Serologicals Corporation:

We have audited the accompanying consolidated balance sheets of Serologicals Corporation and Subsidiaries (the “Company”) as of January 1, 2006 and January 2, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 1, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Serologicals Corporation and Subsidiaries as of January 1, 2006 and January 2, 2005, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2, in 2005, the Company changed the presentation of its consolidated statements of cash flows to present separate disclosure of the cash flows from operating, investing and financing activities of discontinued operations and retroactively revised the statements of cash flows for the years ended January 2, 2005 and December 28, 2003, for the change.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 1, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Atlanta, Georgia
March 14, 2006

SEROLOGICALS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
January 1, 2006 and January 2, 2005
(in thousands, except share amounts)

	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,227	$33,024
Short-term investments	17,225	29,030
Trade accounts receivable, less allowance for doubtful accounts of $1,435 and $953 at January 1, 2006 and January 2, 2005, respectively	64,172	46,899
Inventories	59,418	49,846
Other current assets	15,798	15,226
Total current assets	177,840	174,025
PROPERTY AND EQUIPMENT, NET	70,015	96,887
GOODWILL	239,520	241,038
INTANGIBLE ASSETS, NET	120,027	119,612
OTHER ASSETS	16,217	8,245
Total assets	$623,619	$639,807
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,377	$11,827
Accrued liabilities	41,757	37,336
Current maturities of long-term debt	1,081	2,419
Total current liabilities	60,215	51,582
CONVERTIBLE SUBORDINATED DEBENTURES (Note 8)	129,905	130,395
LONG TERM DEBT LESS CURRENT MATURITIES (Note 9)	476	2,194
DEFERRED INCOME TAXES (Note 11)	25,736	38,012
OTHER LIABILITIES	910	1,093
Total liabilities	217,242	223,276
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 1,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 115,000,000 and 50,000,000 shares authorized, 38,567,881 and 37,752,120 shares issued at January 1, 2006 and January 2, 2005, respectively	385	377
Additional paid-in capital	347,183	334,429
Retained earnings	94,077	91,378
Accumulated other comprehensive income	8,854	11,046
Less:
Common stock held in treasury; 4,462,964 and 3,288,000 shares at January 1, 2006 and January 2, 2005, respectively	(43,472)	(20,347)
Deferred compensation	(650)	(352)
Total stockholders’ equity	406,377	416,531
Total liabilities and stockholders’ equity	$623,619	$639,807

The accompanying notes are an integral part of these consolidated statements.

SEROLOGICALS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended January 1, 2006, January 2, 2005 and December 28, 2003
(in thousands, except per share amounts)

	2005	2004	2003
NET REVENUES	$274,945	$195,923	$146,915
COSTS AND EXPENSES:
Cost of revenues	122,798	87,482	64,741
Selling, general and administrative	85,141	59,293	44,602
Research and development	17,199	10,144	6,214
Amortization of intangibles	7,206	3,771	2,175
Purchased in-process research and development (Note 3)	—	3,263	—
Impairment and exiting costs (Note 5)	38,025	—	2,778
OPERATING INCOME	4,576	31,970	26,405
Other expense (income), net	597	(54)	180
Write-off of deferred financing costs (Note 9)	—	965	4,492
Interest expense	7,361	6,052	4,384
Interest income	(1,782)	(587)	(255)
INCOME (LOSS) BEFORE INCOME TAXES	(1,600)	25,594	17,604
PROVISION (BENEFIT) FOR INCOME TAXES	(2,416)	7,933	5,537
INCOME FROM CONTINUING OPERATIONS	816	17,661	12,067
Income (loss) from discontinued operations (Note 4)	1,883	—	(10,561)
NET INCOME	$2,699	$17,661	$1,506
BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.02	$0.68	$0.49
Discontinued operations	0.06	—	(0.43)
Net income	$0.08	$0.68	$0.06
DILUTED EARNINGS (LOSS) PER SHARE, (Note 2):
Continuing operations	$0.02	$0.59	$0.47
Discontinued operations	0.06	—	(0.37)
Net income	$0.08	$0.59	$0.10
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	34,729	26,148	24,549
Diluted, (Note 2)	35,195	35,525	28,134

The accompanying notes are an integral part of these consolidated statements.

SEROLOGICALS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended January 1, 2006, January 2, 2005 and December 28, 2003
(in thousands)

					Accumulated
					other
			Additional		Comprehensive
	Common Stock		Paid-In	Retained	Income	Treasury Stock		Deferred
	Shares	Amount	Capital	Earnings	(Loss)	Shares	Amount	Compensation	Total
BALANCE, December 29, 2002	27,730	$277	$118,116	$72,211	$731	(3,288)	$(20,347)	$—	$170,988
Comprehensive income:
Net income	—	—	—	1,506	—	—	—	—	1,506
Foreign currency translation adjustments	—	—	—	—	5,994	—	—	—	5,994
Comprehensive income	—	—	—	1,506	5,994	—	—	—	7,500
Exercise of stock options	288	3	1,956	—	—	—	—	—	1,959
Shares issued through employee stock purchase plans	42	1	352	—	—	—	—	—	353
Deferred and other compensation	2	—	83	—	—	—	—	—	83
Tax effect of stock option exercise	—	—	623	—	—	—	—	—	623
BALANCE, December 28, 2003	28,062	281	121,130	73,717	6,725	(3,288)	(20,347)	—	181,506
Comprehensive income:
Net income	—	—	—	17,661	—	—	—	—	17,661
Foreign currency translation adjustments	—	—	—	—	4,321	—	—	—	4,321
Comprehensive income	—	—	—	17,661	4,321	—	—	—	21,982
Shares issued in connection with business combination	4,333	43	102,456	—	—	—	—	—	102,499
Stock issued in equity offering, net	4,830	48	104,730	—	—	—	—	—	104,778
Exercise of stock options	473	4	3,976	—	—	—	—	—	3,980
Shares issued through employee stock purchase plans	39	1	482	—	—	—	—	—	483
Deferred and other compensation	15	—	394	—	—	—	—	(352)	42
Tax effect of stock option exercise	—	—	1,261	—	—	—	—	—	1,261
BALANCE, January 2, 2005	37,752	377	334,429	91,378	11,046	(3,288)	(20,347)	(352)	416,531
Comprehensive income:
Net income	—	—	—	2,699	—	—	—	—	2,699
Foreign currency translation adjustments	—	—	—	—	(2,192)	—	—	—	(2,192)
Comprehensive income	—	—	—	2,699	(2,192)	—	—	—	507
Exercise of stock options	703	7	6,423	—	—	—	—	—	6,430
Shares issued through employee stock purchase plans	74	1	1,348	—	—	—	—	—	1,349
Deferred and other compensation	39	—	839	—	—	—	—	(298)	541
Tax effect of stock option exercise	—	—	4,144	—	—	—	—	—	4,144
Stock acquired though stock repurchase program	—	—	—	—	—	(1,175)	(23,125)	—	(23,125)
BALANCE, January 1, 2006	38,568	$385	$347,183	$94,077	$8,854	(4,463)	$(43,472)	$(650)	$406,377

The accompanying notes are an integral part of these consolidated statements.

SEROLOGICALS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended January 1, 2006, January 2, 2005 and December 28, 2003
(in thousands)

	2005	2004	2003
CONTINUING OPERATIONS:
OPERATING ACTIVITIES:
Net income	$2,699	$17,661	$1,506
Income (loss) from discontinued operations	1,883	—	(10,561)
Net income from continuing operations	816	17,661	12,067
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation and amortization	15,543	11,021	9,477
Tax benefit from exercise of stock options	4,144	1,238	623
Deferred and other compensation	533	43	83
Deferred income tax (benefit) provision	(9,280)	5,538	(1,257)
Impairment of property plant and equipment	33,348	—	800
Non-cash exiting costs, write off of deferred financing costs and purchased in process research and development	4,917	4,228	5,602
Other, net	1,364	2,040	—
Changes in operating assets and liabilities, net of acquisition of business:
Trade accounts receivable, net	(17,686)	(5,860)	(6,518)
Inventories	(9,655)	(5,772)	(6,552)
Prepaid and other current assets	(1,092)	(1,004)	961
Accounts payable	5,514	397	(1,185)
Accrued liabilities	(3,598)	8,703	4,895
Other, net	(50)	(621)	(891)
Total adjustments	24,002	19,951	6,038
Net cash provided by operating activities	24,818	37,612	18,105
INVESTING ACTIVITIES:
Purchases of short-term investments	(70,310)	(121,330)	(40,285)
Proceeds from sale of short-term investments	82,115	119,385	17,800
Purchases of property and equipment and intangible assets	(16,475)	(19,482)	(19,644)
Proceeds from collection of principal portion of note receivable	7,249	—	—
Purchase of businesses, net of cash acquired	(6,752)	(117,680)	(97,344)
Restricted cash held in escrow	(14,505)	—	—
Other, net	(283)	254	(246)
Net cash used in investing activities	(18,961)	(138,853)	(139,719)
FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures	—	—	130,000
Proceeds from term loan	—	80,000	82,500
Repayment of term loan	—	(80,000)	(82,500)
Proceeds from equity offering, net of offering expenses	—	104,777	—
Proceeds (payments) on capital lease obligations	(2,952)	1,986	(387)
Proceeds from issuance of common shares under stock plans	7,786	4,486	2,312
Payment of debt issuance costs	—	(1,454)	(8,931)
Purchase of common shares	(23,125)	—	—
Net cash (used in) provided by financing activities	(18,291)	109,795	122,994
DISCONTINUED OPERATIONS (Revised - See Note 2):
OPERATING ACTIVITIES	1,883	(3,479)	9,174
INVESTING ACTIVITIES	—	5,613	2,288
FINANCING ACTIVITIES	—	(172)	(180)
Net cash provided by discontinued operations:	1,883	1,962	11,282
Effects of exchange rate changes on cash and cash equivalents	(1,246)	1,029	(1,825)
Net (decrease) increase in cash and cash equivalents	(11,797)	11,545	10,837
Cash and cash equivalents, beginning of period	33,024	21,479	10,642
Cash and cash equivalents, end of period	$21,227	$33,024	$21,479
SUPPLEMENTAL DISCLOSURE:
Cash paid during the period for:
Income taxes , net of refunds	$5,121	$2,370	$3,214
Interest paid, net of amounts capitalized	5,694	5,741	2,269
Non-cash investing and financing activities:
Accrued acquisition consideration	92	956	—
Accrued purchase of property and equipment	1,138	—	1,235
Fair market value of stock issued for acquisition	—	102,499	—

The accompanying notes are an integral part of these consolidated statements.

SEROLOGICALS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 1, 2006, January 2, 2005 and December 28, 2003

1.   ORGANIZATION AND BUSINESS OPERATIONS

Serologicals Corporation, a Delaware corporation, (together with its subsidiaries, “we”, “our”, the “Company” or “Serologicals”), with facilities in North America, Europe and Australia, is a global leader in developing and commercializing consumable biological products, enabling technologies and services in support of biological research, drug discovery and the bioprocessing of life-enhancing products. Our customers include major life science companies and leading research institutions involved in key disciplines, such as neurology, oncology, hematology, immunology, cardiology, proteomics, infectious diseases, cell signaling and stem cell research. In addition, we are the world’s leading provider of monoclonal antibodies for the blood typing industry.

We report operating results in two business segments, “Research” and “Bioprocessing.” The operations of Celliance represent the Bioprocessing segment and the operations of Chemicon and Upstate represent the Research segment. Prior to 2005, we reported operating results in three business segments: Research, Cell Culture and Diagnostics. These segments were based primarily on the differing production, manufacturing and other value-added processes that we performed with respect to our products and, to a lesser extent, the differing nature of the ultimate end use of our products. All amounts in this Annual Report on Form 10-K reflect the restatement of the pre-2005 segments so that they are consistent with the current year presentation. Prior to 2003, we reported a fourth segment, Therapeutic Products. The Therapeutic Products segment is accounted for as discontinued operations for all periods presented as discussed in Note 4.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND SIGNIFICANT ACCOUNTS

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s fiscal period-end for financial reporting purposes is the last Sunday of each period and the fiscal year ends on the Sunday closest to December 31 of each year. Fiscal years 2005 and 2003 included 52 weeks while fiscal year 2004 included 53 weeks. All references to years relate to fiscal years rather than calendar years. Certain amounts for prior years have been reclassified to conform with the current year presentation.

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

Cash and Cash Equivalents and Marketable Securities

The Company considers all cash held in banks and highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents at January 1, 2006, January 2, 2005 and December 28, 2003, consisted primarily of overnight money market accounts, time deposits, commercial paper, demand notes and bonds with maturities of less than three months.

The Company invests its excess cash in marketable securities, principally auction rate securities (ARS), corporate notes and government securities.

In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), the Company has classified all short-term investments as available-for-sale.

Financial Instruments

The carrying values of cash and cash equivalents, short-term investments, accounts receivable, other assets, accounts payable, accrued expenses, capital lease obligations and loans payable to financial and lending institutions included in the Company’s consolidated balance sheets approximate their fair values at January 1, 2006 and January 2, 2005.

The fair value of the Company’s 4.75% Convertible Senior Subordinated Dentures (the “Debentures”) was approximately $193.7 million and $224.0 million at January 1, 2006 and January 2, 2005, respectively. The Debentures had a carrying amount of $129.9 million and $130.4 million at January 1, 2006 and January 2, 2005, respectively.

Disclosure about the estimated fair value of financial instruments is based on pertinent information available to the Company as of January 1, 2006 and January 2, 2005. Although the Company is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the periods presented and current estimates of fair value may differ significantly from the amounts presented herein.

Accounts Receivable and Allowances

The Company provides an allowance for doubtful accounts equal to estimated uncollectible accounts. The Company’s estimate is based on a regular review of individual account balances over 90 days, historical collection experience and consideration of other factors such as a customer’s financial status and other business risk. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Write-offs of uncollectible accounts receivable, net of recoveries, were $0.4 million, $0.6 million and $0.7 million in 2005, 2004 and 2003, respectively.

Inventories

Inventories are stated at the lower of cost or market on a first-in, first-out basis. Cost includes materials, labor and overhead. Market, with respect to all inventories, is replacement cost or net realizable value. The Company regularly reviews inventory on hand for slow-moving, obsolete or impaired inventory and records appropriate reserves or writes off inventory balances for permanent loss of value. Finished goods and work-in-process inventory acquired in connection with business acquisitions typically includes purchase price adjustments that record a write-up in value to estimated selling prices less costs to complete, costs to dispose and a reasonable profit allowance for the distribution of products.

Inventories at January 1, 2006 and January 2, 2005 consisted of the following (in thousands):

	2005	2004
Raw materials	$7,157	$10,950
Work in process	21,999	12,995
Finished goods	30,262	25,901
	$59,418	$49,846

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Major property additions, replacements, and betterments are capitalized, while maintenance and repairs which do not extend the useful lives of these assets are expensed as incurred. When assets are sold or otherwise disposed of, the cost and associated accumulated depreciation is removed from the accounts and a resulting gain or loss is included in the operating results for the period. Depreciation is provided using the straight-line method over the estimated useful lives for financial reporting purposes. For income tax purposes, the Company uses accelerated depreciation methods. Depreciable lives for equipment, furniture and fixtures generally range from three to ten years. Purchased software and capitalized software project costs are depreciated over five years. Leasehold improvements are amortized over the shorter of the lease term or the economic lives of the assets. Buildings and improvements are depreciated over lives ranging from twenty to thirty-five years.

Interest is capitalized as part of the historical cost of certain property, plant and equipment constructed by the Company for its use. The amount of interest capitalized is based upon a weighted average of the interest rates of outstanding borrowings during the construction period.

Software developed or acquired for internal use is accounted for in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. During 2005 and 2004, the Company capitalized costs associated with various software projects totaling approximately $3.2 million and $1.3 million, respectively. As of January 1, 2006 and January 2, 2005, the net book value of capitalized software project costs was approximately $5.6 and $3.4 million, respectively. Software is included in furniture, fixtures and equipment.

Included in construction in progress at January 1, 2006 is $1.1 million related to expenditures and capitalized interest on the implementation costs of the enterprise resource planning (“ERP”) system at Upstate, $1.0 million related to a facility improvement project in Temecula, California and $1.1 million related to a new distribution center in Kankakee, Illinois. The Company estimates completion of these currently underway system implementations in the second quarter of 2006.

Property and equipment at January 1, 2006 and January 2, 2005 consisted of the following (in thousands):

	2005	2004
Land, buildings and improvements	$17,411	$37,128
Leasehold improvements	12,130	10,371
Furniture, fixtures and equipment	70,337	76,733
Construction in progress	4,888	2,779
Total property and equipment	104,766	127,011
Accumulated depreciation and amortization	(34,751	(30,124)
Property and equipment, net	$70,015	$96,887

Depreciation and amortization expense was $8.3 million, $7.3 million and $6.6 million in 2005, 2004 and 2003, respectively. During the fourth quarter of 2005, the Company recorded an impairment loss related to property plant and equipment of $33.3 million (Note 5).

Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over fair value of the net assets of businesses acquired. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) required companies to cease amortizing goodwill and establish a new method for testing goodwill for impairment on an annual basis or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value. SFAS 142 also requires that an identifiable intangible asset which is determined to have an indefinite useful economic life not be amortized, but be tested separately for impairment using a fair value based approach.

The changes in the carrying amount of goodwill during 2005 and 2004 are summarized as follows (in thousands):

	Research	Bioprocessing	Total
Balance as of December 28, 2003	$63,976	$29,601	$93,577
Goodwill acquired	134,907	10,933	145,840
Acquisition earn-out payments	—	1,621	1,621
Balance as of January 2, 2005	198,883	42,155	241,038
Goodwill acquired (Note 3)	6,030	—	6,030
Acquisition earn-out payments	—	466	466
Purchase accounting adjustment (Note 3)	(7,969)	(45)	(8,014)
Balance as of January 1, 2006	$196,944	$42,576	$239,520

The Company evaluates the long-lived assets, including other intangibles and goodwill, of identifiable business activities for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. The Company tested goodwill and intangible assets with indefinite useful lives for impairment, utilizing a combination of valuation techniques including the expected present value of future cash flows, a market multiple approach, and a comparable transaction approach. The Company completed its annual goodwill and indefinite lived intangible assets test, for the year ended January 1, 2006, on July 3, 2005, as required by SFAS 142 and determined that there was no impairment for fiscal 2005.

Developed products, patents and proprietary know-how, customer relationships, and other intangibles are initially measured based on their fair values and amortized over their estimated economic lives. The Company does not amortize trademarks unless certain products have been specifically identified for phase out. The following table sets forth the gross balance and accumulated amortization of all intangible assets as of January 1, 2006 and January 2, 2005 (in thousands):

	Weighted	2005		2004
	Average Life	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Finite lived intangible assets:
Developed products	17.5 years	$29,089	$(5,221)	$80,670	$(4,221)
Patents and proprietary know-how	15 years	63,496	(6,835)	11,362	(2,333)
Customer relationships	15.6 years	20,200	(1,887)	14,700	(588)
Other intangibles	6.5 years	3,707	(1,322)	2,272	(1,050)
		116,492	(15,265)	109,004	(8,192)
Indefinite lived intangible assets:
Trademarks		18,800	—	18,800	—
Total intangible assets		$135,292	$(15,265)	$127,804	$(8,192)

The amortization expense of intangible assets was approximately $7.2 million, $3.8 million and $2.9 million in 2005, 2004 and 2003, respectively. Amortization expense is expected to be $7.3 million per year through 2009 and $7.1 million in 2010.

Other Assets

Included in other assets at January 1, 2006 is $14.5 million in restricted cash placed in escrow against the Company’s commitment to purchase two buildings in Temecula, California. On January 3, 2006, the Company disbursed the entire amount of restricted cash and completed the acquisition of these buildings.

Accrued Liabilities

Accrued liabilities at January 1, 2006 and January 2, 2005 consisted of the following (in thousands):

Description	2005	2004
Accrued payroll, bonuses, severance and related benefits	$18,803	$11,955
Accrued taxes	1,057	3,067
Accrued exiting costs	5,186	4,248
Accrued royalties	533	4,278
Accrued interest	2,358	2,104
Accrued purchase of property and equipment	1,138	—
Accrued accounts payable	2,709	900
Accrued inventory purchases	1,715	642
Deferred revenue	323	3,270
Other	7,936	6,872
	$41,758	$37,336

Revenue Recognition and Deferred Revenue

The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable. In instances where final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met. Cash payments received in advance are recorded as deferred revenue. In certain situations, the Company permits returns of products, in accordance with contractual agreements with certain customers, if returned in a timely manner, in good condition, from normal channels of distribution. The Company records an allowance for estimated future returns, price concessions, and other discounts based upon an analysis of the Company’s historical pattern of returns matched against the sales from the period in which they originated. The allowance is recognized in the same period revenue is recorded in accordance with Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists.” When the Company grants specific customer credit for such items, the allowance is reflected as a reduction to accounts receivable. The Company’s allowance was approximately $1.4 million and $1.0 million at January 1, 2006 and January 2, 2005, respectively.

Shipping and Handling Costs

Shipping and handling fees charged to customers are included in net revenues in accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs.” The shipping and handling costs incurred by the Company are included in “Cost of revenues.”

Research and Development Costs

Research and development costs are charged to operations as incurred. Research and development activities generally relate to creating new products, improving or creating variations of existing products, or modifying existing products to meet new applications.

Foreign Currency Translation

The financial statements of the Company’s manufacturing operations located in the United Kingdom, Australia, and Canada have been translated into U.S. dollars from their local functional currencies in accordance with Statement of Finanical Accounting Standards No. 52, “Foreign Currency Translation” (“SFAS 52”). Under SFAS 52, all assets and liabilities are translated at year-end exchange rates. Income statement items are translated at average exchange rates for the year. Translation adjustments are not included in determining net income, but are accumulated and reported as a component of stockholders’ equity as accumulated other comprehensive income. Realized and unrealized gains and losses, which result from foreign currency translations, are included in “Other expenses, net.” Realized foreign currency gains and losses were immaterial in all periods presented.

The Company generates significant sales outside the United States and is subject to risks generally associated with international operations. Our operations in the United Kingdom, Australia and Canada, which accounted for approximately 29.1% of our net sales in 2005, generate certain net sales and incur expenses in foreign currencies. Accordingly, our financial results from international operations may be affected by fluctuations in currency exchange rates.

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

The following table sets forth the calculation of basic and diluted earnings per share in accordance with SFAS 128 (in thousands, except per share amounts):

	2005	2004	2003
Numerator:
Income from continuing operations	$816	$17,661	$12,067
Income (loss) from discontinued operations	1,883	—	(10,561)
Net income	2,699	17,661	1,506
Add back: interest expense on convertible debentures, net of income taxes	—	3,320	1,269
Numerator for diluted earnings per share	$2,699	$20,981	$2,775
Denominator:
Basic earnings per share—weighted average shares outstanding	34,729	26,148	24,549
Effect of dilutive securities:
Stock options	381	554	388
Convertible debentures	—	8,790	3,174
Common stock awards	85	33	23
Diluted earnings per share—weighted average shares outstanding	35,195	35,525	28,134
Basic earnings (loss) per share
Continued operations	$0.02	$0.68	$0.49
Discontinuing operations	0.06	—	(0.43)
Net income	$0.08	$0.68	$0.06
Diluted earnings (loss) per share
Continued operations	$0.02	$0.59	$0.47
Discontinuing operations	0.06	—	(0.37)
Net income	$0.08	$0.59	$0.10

The following shares issuable under stock option agreements and the Debentures were excluded from the calculation of diluted earnings per share for the periods presented because either the option price exceeded the average market price for the Company’s stock or the conversion of the Debentures would have been antidilutive (in thousands):

	2005	2004	2003
Stock options	40	300	100
Convertible debentures	8,790	—	—

Stock-Based Compensation Plan

The Company has a stock-based compensation plan, which is described more fully in Note 7. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Excluding amortization of restricted stock and compensation expense related to performance shares (Note 7), no other stock-based employee compensation cost was reflected in net income as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) to stock-based employee compensation (in thousands, except per share amounts):

	2005	2004	2003
Net income as reported	$2,699	$17,661	$1,506
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	666	163	226
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(2,950)	(2,111)	(2,708)
Pro forma net income (loss)	$415	$15,713	$(976)
Earnings (loss) per share:
Basic—as reported	$0.08	$0.68	$0.06
Basic—pro forma	$0.01	$0.60	$(0.04)
Diluted—as reported	$0.08	$0.59	$0.10
Diluted—pro forma	$0.01	$0.54	$(0.04)

Convertible debentures are antidilutive and excluded from the pro forma diluted earnings per share calculation for the year ended January 1, 2006.

Under SFAS 123, the fair value of stock-based awards is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company’s stock option grants. These models also require subjective assumptions, including future stock price volatility and expected lives of each option grant. The fair value for each option grant was estimated on the grant date using the Lattice option-pricing model for grants made during 2005 and 2004 and the Black-Scholes option-pricing model for all grants made prior to 2004 using the following assumptions:

	2005	2004	2003
Expected life (weighted-average in years)	4.4	4.7	4.3
Dividend yield	0%	0%	0%
Expected stock price volatility	29% to 37%	25% to 37%	65%
Risk-free interest rates (weighted-average in 2003)	3.35% to 3.85%	1.31% to 4.18%	2.06%

Using these assumptions, the fair value of options calculated under the Lattice method ranged from $5.72 to $7.68 per share. The weighted average fair value per share of options granted in 2003 calculated under the Black-Scholes method was $6.10. Had the Black-Scholes method been used to compute the fiscal 2004 and 2005 stock-based compensation expense, the fiscal 2004 and 2005 pro forma net income would not have been materially different.

Income Taxes

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, the Company recognizes liabilities or assets for the deferred tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. These differences will result in taxable or deductible amounts in future periods when the reported amounts are recovered or settled, using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company’s effective tax rate differs from the statutory rate primarily as a result of tax credits and the extraterritorial income tax regime. Because the Company operates in a number of domestic and foreign jurisdictions, the statutory rates within these various jurisdictions are considered in determining the overall effective tax rate.

Comprehensive Income

In accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”) comprehensive income (loss) is reported on the Consolidated Statements of Stockholders’ Equity and accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. Other comprehensive income includes certain changes to stockholders’ equity that are excluded from net income and includes the effect of foreign currency translation adjustments of the Company’s foreign operations.

Statement of Cash Flows

During 2005, the Company changed the presentation of cash flows from discontinued operations to present separate disclosure of the cash flows from operating, investing, and financing activities.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 123R (revised 2004) “Share-Based Payment,” (“SFAS 123R”) which is a revision or SFAS No 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123R supersedes APB 25, “Accounting for Stock issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” The approach in SFAS 123R is generally similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the earnings statements based on their fair values. Pro forma disclosure will no longer be an alternative.

We adopted SFAS 123R as of January 2, 2006 using the modified prospective method. Under this transition method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. As permitted by SFAS 123, through January 1, 2006 we accounted for share based payments to employees using APB 25’s intrinsic value method and, as such, generally have not recognized compensation cost for employee stock options. We estimate that pretax compensation expense for stock options will result in an additional compensation expense of approximately $3.3 million in 2006 excluding the effect of any grants issued in 2006.

SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as previously required This requirement will reduce net operating cash flows and increase net financing cash flows. While we can not estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amounts of operating cash flows recognized in prior periods for such excess tax deductions were $4.1 million, $1.2 million and $0.6 million in 2005, 2004 and 2003, respectively.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4” (“SFAS 151”). SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current period charges, and it requires the allocation of fixed production overhead costs to the costs of conversion based upon the normal capacity of the production facility. SFAS 151 is effective for fiscal years beginning after June 14, 2005. As required by SFAS 151, the Company adopted this new accounting standard on January 2, 2006. The adoption of SFAS 151 is not expected to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchanges of Non-monetary Assets—an amendment of APB Opinion No. 29.” SFAS 153 addresses the measurement of exchanges of non-monetary assets. It eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 “Accounting for Non-monetary Transactions” and replaces it with an exception for exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. As required by SFAS 153, the Company adopted this new accounting standard effective July 1, 2005. The adoption of SFAS 153 did not have a material impact on the Company’s financial statements.

In March 2005, the FASB Issued FIN 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, Accounting for Asset Retirement Obligations.” FIN 47 clarifies that SFAS 143 requires accrual of the fair value of legally required asset retirement obligations if sufficient information exists to reasonably estimate the fair value. The Company adopted this new accounting standard during the fourth quarter of 2005. See Note 5 for the effect of FIN 47 on the Company’s financial statements.

In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. In addition, this Statement requires that a change in depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This new accounting standard is effective January 1, 2006. The Company will apply the provision of SFAS 154 when applicable.

3.   ACQUISITIONS

Specialty Media

On February 22, 2005, Chemicon acquired Specialty Media, a division of Cell & Molecular Technologies, Inc., wholly owned by Sentigen Holding Corporation. Specialty Media, based in Phillipsburg, New Jersey, develops and supplies a variety of specialty stem cell culture media formulations and supplements, cells and research reagent tools to the life sciences industry. Serologicals acquired all of the assets of Specialty Media for $6.5 million in cash and assumption of certain liabilities. The Specialty Media acquisition provides a number of important strategic product offerings for our Research segment; most significantly, its products extend Chemicon’s stem cell product portfolio.

The components of the purchase price were (in thousands):

Cash paid	$6,500
Direct costs	84
Mortgage debt assumed	245
Other liabilities assumed	340
$7,169

The Company has completed its valuation of the fair market value of the underlying assets acquired and the allocation of assets acquired was as follows (in thousands):

		Weighted Average Useful Life
Current assets	$630
Property and equipment	509
Intangibles, principally goodwill	6,030	Indefinite
	$7,169

The Company believes the depreciation expense on the fair value assigned to property and equipment and the amortization of intangible assets and goodwill will be deductible for federal income tax purposes.

The results of Specialty Media were not material to the results of operations for the twelve months ended January 1, 2006 or January 2, 2005; accordingly, no pro forma disclosure is presented.

Acquisition of Upstate Group, Inc.

Effective October 1, 2004, Serologicals completed the acquisition of Upstate, a privately held company headquartered in Charlottesville, Virginia with operations in the United States and Scotland. Upstate is a leading supplier of innovative cell signaling products, technologies, platforms and services. Upstate provides pharmaceutical and biotechnology companies, universities and government agencies with advanced tools to accelerate life science research and drug discovery. The acquisition extended and expanded the Company’s strategic position in the research market and provided an entry into the growing market for drug screening and target validation services. The results of operations of Upstate have been included in the Research segment since the effective date of acquisition.

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

The Company issued approximately 4.3 million unregistered shares of its common stock at an average price of $23.6539 per share, based on the average trading price on NASDAQ during the 20 trading days between September 14, 2004 and October 11, 2004, to stockholders of Upstate. The remaining purchase price was paid through a combination of cash on hand and proceeds from an $80.0 million term loan available under a $125.0 million credit agreement. The term loan was subsequently repaid in December 2004 from proceeds received from a secondary public offering of common stock. (Notes 6 and 9).

The excess of purchase price over the fair value of assets acquired and liabilities assumed was $135.1 million, and has been recorded as goodwill. None of the goodwill related to the acquisition is expected to be deductible for tax purposes.

During 2005, the Company finalized its evaluation of the purchase price allocation based on the fair market value of the assets and liabilities assumed as of the date of purchase. The components of the purchase price are presented below (in thousands):

	As Originally Reported	Adjustments	Final Purchase Price
Stock issued and cash paid to shareholders	$203,325	$—	$203,325
Direct costs of acquisition	3,998	—	3,998
Liabilities assumed	34,781	(1,308)	33,473
Total consideration and acquisition costs	$242,104	$(1,308)	$240,796

During 2005, the Company completed its analysis of the fair market value at the date of acquisition of the finished goods inventory, certain intangible assets, deferred income taxes and preacquisition liabilities of Upstate, resulting in a net decrease in goodwill of $8.0 million. The adjusted allocation of purchase price to the underlying assets is as follows (in thousands):

	As Originally Reported	Adjustments	Adjusted Allocation	Intangible Weighted Average Useful Life
Cash and cash equivalents	$1,238	$—	$1,238
Accounts receivable, net	6,403	—	6,403
Inventory	9,420	2,361	11,781
Other current assets	1,907	—	1,907
Property and equipment	9,515	—	9,515
Developed products	53,200	(1,200)	52,000	17 years
Trademarks and trade name	9,800	—	9,800	Indefinite
Other intangible assets	12,200	5,500	17,700	15 years
Purchased in-process research and development	3,263	—	3,263	Expensed in 2004
Goodwill	135,158	(7,969)	127,189	Indefinite
	$242,104	$(1,308)	$240,796

The Company is continuing its plan of integration of certain activities at Upstate. These activities are accounted for in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”). They primarily include the closure of facilities, the abandonment or redeployment of equipment, employee terminations and other activities in the United States. Such costs have been recognized as liabilities assumed in the acquisition. During 2005, the Company recorded a $2.2 million liability as a result of severance costs and relocation costs related to the acquisition with a corresponding adjustment to goodwill and $0.2 million in accrued retention bonuses with the corresponding adjustment to current period expense. At January 1, 2006, the Company had $2.5 million in accrued expenses and other current liabilities in the accompanying consolidated balance sheet related to this integration.

Changes in accrued acquisition and business integration costs for all periods presented subsequent to the acquisition date are as follows (in thousands):

	Original amount recorded	Prior year amounts paid	Balance at January 2, 2005	Additional accruals	Amounts paid	Balance at January 1, 2006
Severance and relocation cost	$293	$(185)	$108	$1,916	$(1,014)	$1,010
Facility closure	1,470	(10)	1,460	136	(430)	1,166
Other	530	—	530	121	(375)	276
	$2,293	$(195)	$2,098	$2,173	$(1,819)	$2,452

Acquisition of Chemicon International, Inc.

Effective April 1, 2003, Serologicals completed the acquisition of 100% of the outstanding common stock of Chemicon. During the first quarter of 2004, the Company completed its evaluation of a restructuring of certain components of Chemicon’s operations, which was contemplated at the date of acquisition. As a result, the Company accrued $1.8 million related to lease terminations and site relocation costs. This amount was recorded to goodwill in the first quarter of 2004 as an adjustment to the purchase price of Chemicon in accordance with EITF 95-3. At January 1, 2006, the Company had $1.7 million remaining in accrued expenses and other current liabilities in the accompanying consolidated balance sheet related to this integration. The Company expects to complete the activities associated with this restructuring in 2006. Activity of accrued acquisition and business integration costs for all periods presented subsequent to the acquisition date is as follows (in thousands):

	Original amount recorded	Prior year amounts paid	Balance at January 2, 2005	Amounts paid	Balance at January 1, 2006
Facility closure	$1,250	$(46)	$1,204	$—	$1,204
Other	503	(46)	457	(3)	454
	$1,753	$(92)	$1,661	$(3)	$1,658

4.   DISCONTINUED OPERATIONS

On July 10, 2003, the Company announced its intention to exit the therapeutic plasma business, which consisted of a network of ten plasma collection centers and a central testing laboratory. The divestiture was completed with the sale of these operations on January 15, 2004, effective December 28, 2003, with Life Therapeutics, a company based in Sydney, Australia (the “Buyer”). Under the provisions of Statement of Financial Accounting Standards No. 144, “Impairment of Long-Lived Assets and Discontinued Operations” (“SFAS 144”) this business was classified as a discontinued operation. The results of operations for this business have been classified as discontinued operations in all periods presented.

In October 2005, the Company received $3.1 million as settlement of a contractual claim with a customer of the Company’s former therapeutic plasma business. The payment, net of income taxes and collection expenses totaling approximately $1.2 million, is included in “Income from discontinued operations” in the accompanying consolidated income statement for the twelve months ended January 1, 2006. During 2004 the Company did not incur any income or expenses as a result of discontinued operations. The following table contains results of operations from discontinued operations for the twelve months ended December 28, 2003 (in thousands):

2003
Net revenues	$29,736
Cost of revenues	26,676
Gross profit	3,060
Selling, general and administrative	3,772
Research and development	550
Amortization of intangibles	13
Impairment loss	12,554
Special charges	1,657
Operating loss	(15,486)
Other expenses, net	(110)
Loss before taxes	(15,596)
Income tax benefit	5,035
Loss from discontinued operations	$(10,561)

During 2003, the Company recorded an impairment loss of $12.6 million, based on the total consideration received for this transaction, which is included as a component of “Loss from discontinued operations.” No additional gain or loss was recorded in 2004 at the time of closing.

Part of the sale proceeds consisted of secured promissory notes, which were recorded at their estimated net realizable value of $7.9 million. In December 2004, the Company renegotiated the terms of the promissory notes, combining them into one secured promissory note (“new note”) with a stated face value of $7.8 million. The new note receivable was payable in variable quarterly installments through

December 2007. The Company recorded an imputed interest charge on this new note in December 2004 because the stated interest rate on the new note was considered below market.

In September 2005, the Buyer prepaid the entire remaining outstanding principal balance on the note. Under the terms of the transaction, the remaining debt balance of $6.8 million was settled for $6.0 million in cash and a royalty-bearing, non-exclusive commercial license to a purification technology. The amount of the discount, less unamortized imputed interest income, was reported as a $0.5 million charge and is included as “Other expense, net” in the accompanying consolidated income statement for the year ended January 1, 2006.

The current portion, $1.9 million, and long term portion, $5.3 million, of the note were included in “Other current assets” and “Other assets”, respectively, in the January 2, 2005 consolidated balance sheet.

The Company has guaranteed real estate lease obligations totaling approximately $3.3 million related to the therapeutic plasma business. If the buyer defaults on the lease payments, the Company would be required to assume these leases. The Company has accrued a stand ready obligation of $0.1 million in accordance with FASB Interpretation No. 45, “Guarantor Accounting and Disclosure Requirement for Guarantees” for these guarantees.

5.   IMPAIRMENT AND EXITING COSTS

2005

As a result of the Company’s ongoing plant consolidation and rationalization initiatives, in January 2006 the Company announced a plan to rationalize, integrate and align the resources of the Company’s Bioprocessing segment. This rationalization program includes workforce reduction, impairment of certain facilities, and other charges. The expected completion of the program is anticipated for late 2006.

As a result of the rationalization plan, the Company decided to close the Celliance manufacturing facilities in Toronto, Ontario, Canada and to dispose of the plant assets, machinery and equipment at the facilities. The Company expects that the final sale and disposal of the assets will be completed in 2006. In connection with the plan of disposal, the Company determined that the carrying values of some of the underlying assets exceeded their fair values. Consequently the Company recorded an impairment loss of $16.0 million, which represents the amounts by which the carrying values of these assets exceeded their estimated fair values determined by their estimated future discounted cash flows. The impairment loss is included in the “Impairment and exiting costs” line item in the accompanying consolidated income statement for 2005. The remaining value of the impaired assets is included in the “Property and equipment, net” line item in the accompanying consolidated balance sheet for the period ended January 1, 2006 since the operations will continue until at least mid 2006.

In January 2006, management committed to a plan to not commence operations at its manufacturing facility in Lawrence, Kansas and to dispose of the plant assets, machinery and equipment at this facility. The Company expects that the final sale and disposal will be completed in 2006. In connection with the plan of disposal, the Company determined that the carrying values of some of the underlying assets exceeded their fair values. Consequently the Company recorded an impairment loss of $17.1 million, which represents the excess of the carrying values of the assets over their fair values, less cost to sell. The impairment loss is included in the “Impairment and exiting costs” line item in the accompanying consolidated income statement for 2005. The remaining value of impaired assets is included in the “Property and equipment, net” line item in the accompanying consolidated balance sheet for the period ended January 1, 2006.

In conjunction with the decision to close these facilities the Company identified an asset retirement cost of $1.2 million. Under the provisions of FIN 47 and SFAS 143 the entire amount of identified asset retirement costs is included in “Impairment and exiting costs” and the associated liability of $1.2 million is included in “Accrued liabilities” in the accompanying consolidated financial statements for the period ended January 1, 2006. None of the recorded liability was settled in the period ended January 1, 2006.

During 2005, the Company incurred certain other impairment charges related to the disposition of certain other assets in the Bioprocessing segment of $0.2 million.

The rationalization program resulted in certain non-impairment related costs expected to be incurred primarily for workforce reduction, abandonment of excess facilities relating to lease terminations, inventory write-off and miscellaneous costs.

A summary of the impairment and exiting costs recognized for the year ended January 1, 2006 are as follows (in thousands):

	Impairment	Workforce Reduction	Lease Termination Costs	Other Exit Costs	Subtotal	Inventory Write-off	Grand Total
Amounts expensed in 2005	$33,348	$1,016	$946	$2,715	$38,025	$1,336	$39,361
Additional amounts expected to be incurred	—	$1,393	$150	$80	$1,623	$—	$1,623

At January 1, 2006, the accrued liability associated with the exiting plan consisted of the following (in thousands):

	Impairment	Workforce Reduction	Lease Termination Costs	Other Exit Costs	Subtotal	Inventory Write-off	Grand Total
Charges in 2005	$33,348	$1,016	$946	$2,715	$38,025	$1,336	$39,361
Payments and non-cash charges in 2005	(32,098)	—	(741)	—	(32,839)	(1,336)	(34,175)
Accrued liability at January 1, 2006	$1,250	$1,016	$205	$2,715	$5,186	$—	$5,186

The remaining accruals at January 1, 2006 of $5.2 million are expected to be paid through December 31, 2006.

The workforce reduction, impairment, lease termination and other exit costs are included in “Impairment and exiting costs” in the accompanying consolidated income statement. Inventory write off costs are included in “Costs of revenues” in the accompanying consolidated income statement. All impairment and exiting costs discussed above relate to the Bioprocessing segment.

During 2005, the Company incurred certain other employee termination costs related to a closure of its Lake Placid plant included in the Research segment of $1.4 million, of which $0.9 million is included in “Cost of revenues” and $0.5 million in “Selling, general and administrative” expenses in the January 1, 2006 consolidated income statement. None of these costs were paid in 2005 and the entire amount of accrued liabilities of $1.4 million associated with the closure of the Lake Placid plant is included in “Accrued liabilities” in the accompanying consolidated balance sheet as of January 1, 2006.

2003

During 2003, the Company transferred the responsibility for manufacturing and distribution of research products produced at a Maryland facility to Chemicon. The Company reduced its workforce at various locations and recorded $2.8 million in impairment and exiting costs. The components of these charges included approximately $0.6 million for employee severance, $0.8 million related to the impairment of certain long-lived assets at Gaithersburg, Maryland, a charge of $0.9 million for a temporary plant shutdown in Toronto due to a Bovine Spongiform Encephalopathy scare in Canada and $0.5 million of other miscellaneous costs.

6.   STOCKHOLDERS’ EQUITY

Preferred Stock

Under the terms of its amended and restated articles of incorporation, the Company is authorized to issue 1,000,000 shares of Preferred Stock that may contain such preferences, rights and restrictions as may be determined by the Company’s Board of Directors. There is no preferred stock outstanding.

Common Stock

On May 11, 2005, the Company’s shareholders approved an amendment to Article Four of the Company’s Amended and Restated Certificate of Incorporation that increased the number of authorized shares of Common Stock from 50,000,000 shares to 115,000,000 shares.

In December 2004, the Company completed a public equity offering in which 4.8 million shares of common stock were sold for a price of $22.80 per share. The net proceeds received from the sale were approximately $104.7 million after deducting underwriting discounts, commissions and other direct issuance costs. The Company used a portion of the proceeds to retire the $80.0 million term loan used to complete the Upstate purchase.

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

Common Stock Repurchases

On June 10, 2005 the Company announced that its Board of Directors authorized a stock repurchase program to repurchase up to 2.0 million shares of the Company’s common stock over the next three years ending in June 2008. The program is intended to be implemented through purchases made from time to time in the open market or through private transactions in accordance with applicable securities laws. The timing, pricing and size of purchases will depend on market conditions, prevailing stock prices and other considerations. During 2005, the Company repurchased approximately 1.2 million shares of common stock for $23.1 million. Prior to 2005, the Company acquired 3.3 million shares of common stock at an aggregate cost of approximately $20.0 million. The Company records treasury shares at cost. The purchase of the shares was funded primarily through cash provided by operating activities.

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

Common Shares Reserved for Issuance

Shares of common stock reserved for issuance at January 1, 2006 and January 2, 2005 consisted of the following (in thousands):

	2005	2004
Various stock option plans	10,131	3,746
Employee stock purchase plans	308	456
Convertible debentures	8,790	8,790
	19,229	12,992

7.   STOCK COMPENSATION PLANS

Serologicals Corporation 2005 Incentive Plan

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

The exercise price of stock options is the fair market value of the common stock on the date of grant. Options granted in 2005 under the 2005 Incentive Plan vest ratably over a period of four years and have terms of seven years. Vested options held by terminated employees allow for exercise periods of three months following termination. As of January 1, 2006, options to purchase approximately 0.6 million shares were outstanding under the 2005 Incentive Plan, none of which were exercisable.

Under the 2005 Incentive Plan the Company granted performance shares to certain employees. The vesting of performance shares is based on achieving certain performance targets over the performance period ending December 31, 2006. Included in net income for the year ended January 1, 2006 is $0.3 million of compensation expense net of tax related to performance shares.

The 2005 Incentive Plan replaced the Serologicals Corporation Stock Incentive Plan, which was approved by shareholders on May 8, 2001 (the “2001 Incentive Plan”) and is described in further detail below. The 2001 Incentive Plan automatically terminated as of the date the shareholders approved the 2005 Incentive Plan, except that such termination did not affect any grants or awards outstanding under the 2001 Incentive Plan or prior plans. Shares previously reserved for issuance under the 2001 Incentive Plan that remained available for grants under the 2001 Incentive Plan and any shares subject to awards under the 2001 Incentive Plan that subsequently are forfeited, cancelled or expire unexercised are available for issuance under the 2005 Incentive Plan.

2001 Incentive Plan

The Company’s 2001 Incentive Plan was replaced by the 2005 Incentive Plan described above. Upon approval, the 2001 Incentive Plan replaced prior plans described in further detail below. The exercise price of the options is the fair market value of the common stock on the date of grant. Options granted in 2004, 2003 and 2002 under the 2001 Incentive Plan vest ratably over a period of one year for directors and four years for employees, and have terms of six years. Vested options held by terminated employees allow for exercise periods of three months following termination. As of January 1, 2006, options to purchase approximately 1.6 million shares were outstanding under the 2001 Incentive Plan, approximately 0.8 million of which were exercisable. No further grants will be issued under the 2001 Incentive Plan.

Other Stock Compensation Plans

The Company’s Second Amended and Restated 1994 Omnibus Incentive Plan, as Amended and the Restated 1995 Non-Employee Directors’ Stock Option Plan, as Amended  were replaced by the 2001 Incentive Plan. As of January 1, 2006, an immaterial number of options outstanding and/or exercisable was outstanding under these plans.

Stock Option Activity

The following table summarizes the activity for all stock options and performance shares outstanding (shares in thousands):

	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	2,560	$15.31	2,395	$13.28	2,249	$13.46
Granted	788	17.25	960	19.33	632	11.71
Exercised	(652)	9.63	(473)	8.42	(265)	7.09
Forfeited or expired	(270)	20.95	(321)	22.47	(222)	17.97
Outstanding at end of year	2,426	16.83	2,561	15.31	2,394	13.28
Options exercisable at end of year	940	16.34	1,176	12.81	1,317	13.58

The following table summarizes information about all stock options and performance shares outstanding and exercisable at January 1, 2006 (shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (years)	Price	Exercisable	Price
$0.00 - $5.00	200	5.3	$0.00	59	$0.00
$5.01 - $10.00	9	3.4	7.06	9	7.06
$10.01 - $15.00	413	3.2	11.92	201	12.03
$15.01 - $20.00	977	3.7	18.35	479	17.86
$20.01 - $25.00	797	5.4	21.35	162	21.16
$25.01 - $30.00	30	3.0	29.75	30	29.75
	2,426	4.3	16.83	940	16.34

Employee Stock Purchase Plan

Pursuant to the terms of the Company’s 1996 Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees are able to purchase shares of the Company’s common stock through a payroll deduction program. The Company has reserved 0.6 million shares for issuance pursuant to the Purchase Plan. Employees may have up to 25% of their compensation withheld to purchase shares at a price equal to 85% of the lower of the closing price on the first or last day of each successive three-month purchase period. As of January 1, 2006, approximately 0.3 million shares had been acquired pursuant to the Purchase Plan.

Pursuant to the terms of the Company’s United Kingdom Share Incentive Plan (the “UK Plan”), eligible employees are able to purchase shares of the Company’s common stock through a payroll deduction program. The Company has reserved 0.1 million shares for issuance pursuant to the UK Plan. Employees may have up to 10% of their compensation withheld to purchase shares of the Company’s common stock at the lower of fair market value at the beginning of the accumulation period or the acquisition date, as defined in the UK Plan. The Company matches 1 share for every 6 shares purchased in an accumulation period. Employees are required to hold these matching shares for a period of at least 3 years. As of January 1, 2006, approximately 2,700 shares had been acquired pursuant to the UK Plan.

Restricted Stock

Periodically the Company has awarded restricted common stock and restricted stock units to eligible key employees and non-employee directors under the Company’s equity-based incentive plans. These awards have restriction periods tied primarily to service and attainment of specified performance goals. The awards are recorded at market value on the date of the grant to unearned compensation; compensation expense is recognized over the restriction period on a straight-line basis, net of forfeitures. In the twelve months ended January 1, 2006 the Company issued shares under this program to certain key employees and non-employee directors, which were recorded at their fair market value on the date of issue, $0.7 million. These restricted shares cliff vest over one to five years from date of issuance. The Company recorded these shares as outstanding with an offsetting entry to “Deferred compensation”, a component of stockholders’ equity. Included in net income for the year ended January 1, 2006 is $0.3 million in net of tax compensation expense related to restricted stock. The net of tax compensation expense related to restricted shares for the two years in the period ended January 2, 2005 was immaterial.

8.   CONVERTIBLE SENIOR SUBORDINATED DEBENTURES

On August 20, 2003, the Company completed a private placement of 4.75% Convertible Senior Subordinate Debentures (“Debentures”) to certain institutional investors totaling $130.0 million, or $126.1 million after expenses. The offering costs of $3.9 million are recorded as “Other assets” and are being amortized over five years, which is the expected term of the Debentures. The Debentures are convertible into shares of Serologicals’ common stock at an initial rate of 67.6133 shares of common stock per $1,000 principal amount of the Debentures, or approximately 8.8 million shares of common stock at a conversion price of $14.79 per share. These Debentures became convertible in January 2004 under the conversion features in the Debenture Indenture. Interest on the Debentures is payable semi-annually on February 15th and August 15th.

The Debentures may be redeemed, in whole or in part, at the Company’s option on or after August 22, 2008 at 100% of the principal amount. In addition, the holders of the Debentures may require the Company to repurchase all or a portion of the Debentures for 100% of the principal amount, plus accrued interest, on August 15, 2008, August 15, 2010, August 15, 2013, August 15, 2018, August 15, 2023, August 15, 2028, or at any time prior to their maturity following a fundamental change in the business, as defined in the Indenture for the Debentures. For any Debentures that the holders require the Company to repurchase, other than on August 15, 2008, the Company may, at its option, pay the repurchase price in cash or shares of the Company’s common stock. The Company has established a policy that all repurchases will be in cash. The Debentures are unsecured obligations of the Company and are subordinated to all of the Company’s senior debt, including any debt incurred under its credit facility (Note 9).

In October 2003, the Company entered into interest rate swap agreements with the objective of converting $70.0 million principal amount of its Debentures to a variable interest rate based on the 6-months LIBOR rate at the end of each interest period plus a spread of 66 basis points. In June 2005, the Company terminated its interest rate swap agreements and received $0.1 million in cash proceeds.

The interest rate swaps were designated and qualified as fair value hedges in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivatives and Hedging Activities” and related interpretations and amendments. Accordingly, the portion of the Debentures hedged was adjusted by the fair value of the changes related to the swaps. In June, 2005, the Company adjusted the swap values by marking-to-market the swaps so that they equaled the net proceeds received on the termination. Simultaneously, the Company recorded a $0.2 million gain in hedge ineffectiveness. The resulting net adjustment to the carrying value of the Debentures of $0.1 million will be accreted as additional interest expense over the remaining estimated life of the Debentures.

At January 2, 2005, the fair market value of the interest rate swaps was an asset of $0.4 million and was included in “Other assets” in the accompanying consolidated balance sheet.

The Company has presented the carrying value of the Debentures as of January 1, 2006 and January 2, 2005 as follows:

	2005	2004
Face value of Debentures	$130,000	$130,000
Mark-to-market value as a result of interest rate swap agreements	(95)	395
Carrying value of Debentures	$129,905	$130,395

9.   LONG TERM DEBT AND CAPITAL LEASE OBLIGATIONS

In October 2004, the Company and a bank syndicate entered into a new $125.0 million credit agreement consisting of an $80.0 million seven-year term loan and a $45.0 million five-year revolving credit facility (“Revolver”), and terminated a previously existing $30.0 million revolving credit facility. In connection with the termination of the existing facility, the Company incurred a non-cash charge of $0.2 million associated with the write-off of the unamortized deferred financing costs in 2004. As of January 1, 2006 and January 2, 2005, there were no amounts outstanding under the Revolver. The Company used the proceeds of the $80.0 million term loan, less deferred financing costs of approximately $1.1 million, to fund a portion of the Upstate acquisition. (See Note 3)

As discussed in Note 6, the Company used a portion of the proceeds from its common stock offering to repay the $80.0 million term loan in December 2004. In 2004, the Company incurred a non-cash charge of $0.8 million associated with the write-off of the unamortized deferred financing costs which had been allocated to the term loan. The remaining deferred financing costs, $0.3 million, associated with the Revolver, were capitalized and included in other assets and are being amortized to interest expense over the five-year term of the Revolver.

Borrowings under the terms of the Revolver bear interest payable quarterly at the Company’s option at a rate of either the bank’s base rate plus a margin of .50% to 1.00%, or the prevailing Eurodollar rate plus a margin of 1.50% to 2.00%, depending on certain financial ratios. The Company is required to pay an annual commitment fee ranging from .375% to ..500%, depending on the Company’s leverage and amounts borrowed under the Revolver. The applicable margins for the Revolver and commitment fees on the unused portion of the Revolver are subject to adjustment on future adjustment dates based on the consolidated leverage ratio of the Company on the adjustment dates. The credit agreement is secured by substantially all of the assets of the Company. Under the terms of the credit agreement, the Company is obligated to abide by certain affirmative and negative covenants, including but not limited to total leverage ratio, fixed charge coverage ratio, total indebtedness, restriction of acquisitions, disposition of property, repurchasing common stock and the Company’s ability to pay dividends.

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

In July 2004, the Company entered into a two year lease for $3.6 million for production equipment at its new manufacturing facility in Lawrence, Kansas. The Company accounted for this transaction as a capital lease in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” In connection with the acquisition of Upstate, the Company assumed outstanding obligations under capital leases, primarily for production and office equipment with various terms and conditions.

Obligations under capital leases at January 1, 2006 and January 2, 2005 consisted of the following (in thousands):

	2005	2004
Equipment under capital leases	$1,557	$4,613
Less: current portion	(1,081)	(2,419)
Obligations under capital leases—non-current	$476	$2,194

The following table sets forth the cash payments, interest expense and capitalized interest during active construction periods of major capital projects for outstanding debt and capital leases (in thousands):

	2005	2004	2003
Interest payments made	$6,320	$5,741	$2,269
Interest expense	6,574	6,052	4,384
Interest capitalized	129	1,094	443

10.   COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has entered into non-cancelable operating lease agreements for its corporate headquarters, manufacturing facilities, laboratory equipment, and other equipment that expire at various dates. The information below includes commitment amounts related to vacated facilities associated with exited activities (Note 4). In addition, the Company entered into a sublease agreement for a vacated laboratory facility in 2003. Future minimum annual rental obligations and related sublease income under the non-cancelable portion of operating leases as of January 1, 2006 were as follows (in thousands):

		Sublease
	Obligation	Income
2006	$2,750	$274
2007	2,622	280
2008	2,121	285
2009	1,799	97
2010	1,468	—
2011 and thereafter	4,943	—
	$15,703	$936

Rent expense was approximately $4.5 million, 3.9 million and $2.6 million in 2005, 2004 and 2003, respectively. Sublease rental income was approximately $0.3 million in 2005 and 2004 and $0.1 million in 2003.

Litigation

The Company is involved in certain litigation arising from the ordinary course of business. In management’s opinion, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Royalty Commitments

The Company has entered into various license agreements whereby the Company uses and sells certain technologies and products. Such license agreements call for royalties to be paid at 1% to 65% of net sales with minimum guarantees and advance payments. Royalty expense under these agreements, which is included in “Cost of sales,” was approximately $6.0 million, $4.9 million and $3.1 million in 2005, 2004 and 2003, respectively. Future annual minimum royalty commitments as of January 1, 2006, are as follows (in thousands):

2006	$2,088
2007	1,176
2008	1,181
$4,445

11.   INCOME TAXES

The income tax provision for the years ended January 1, 2006, January 2, 2005 and December 28, 2003 consisted of the following (in thousands):

	2005	2004	2003
Income tax provision (benefit) from continuing operations:
Current:
US federal and state	$3,119	$(372)	$3,294
Foreign	3,745	2,767	3,500
	6,864	2,395	6,794
Deferred:
US federal and state	(6,908)	5,396	(1,090)
Foreign	(2,372)	142	(167)
	(9,280)	5,538	(1,257)
Income tax provision (benefit) — continuing operations	$(2,416)	$7,933	$5,537
Income tax provision (benefit) — discontinued operations	$1,014	$—	$(5,035)
Income tax provision (benefit)	$(1,402)	$7,933	$502

The income tax provision from continuing operations as reported in the accompanying Consolidated Statements of Income differs from the amounts computed by applying federal statutory rates due to the following (in thousands):

	2005	2004	2003
Federal income tax (benefit) at statutory rates	$(560)	$8,957	$6,161
State income tax, net of federal income tax benefit	668	—	—
Impact of foreign tax rates and credits and permanent items	(2,450)	(948)	(1,108)
Other tax (benefit)	(74)	(76)	484
	$(2,416)	$7,933	$5,537

Income (loss) from continuing operations before taxes summarized by region for the years ended January 1, 2006, January 2, 2005 and December 28, 2003 was as follows (in thousands):

	2005	2004	2003
United States	$(4,478)	$17,199	$6,998
Foreign	2,878	8,395	10,606
	$(1,600)	$25,594	$17,604

Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting and income tax reporting purposes. Temporary differences which gave rise to deferred tax assets and liabilities at January 1, 2006 and January 2, 2005, were as follows (in thousands):

	2005	2004
Deferred tax assets:
Current deferred tax assets:
Accruals and reserves	$5,697	$1,738
Unearned compensation	1,286	750
Other	1,127	1,835
Total current deferred tax assets	8,110	4,323
Long-term deferred tax assets:
Excess book depreciation/impairment	2,916	—
Unearned Compensation	377	—
Net operating loss and credit carryforwards	17,426	10,292
Less valuation allowances	(6,012)	(4,038)
Total long-term deferred tax assets	14,707	6,254
Total deferred tax assets	22,817	10,577
Deferred tax liabilities:
Goodwill and intangible amortization	(39,989)	(37,431)
Other	(454)
Excess tax depreciation	—	(4,824)
Total long-term deferred tax liabilities	(40,443)	(42,255)
Net deferred tax liability	$(17,626)	$(31,678)

The Company has approximately $10.5 million of US net operating loss (NOL) carryforwards resulting from acquisitions during 2004 which begin to expire in 2018. Although the utilization of these losses is subject to limitations pursuant to Section 382 of the Internal Revenue Code, the Company expects to fully utilize the acquired NOL’s prior to their expiration. As of January 1, 2006, the Company has NOL carryforwards of approximately $2.5 million in Canada with an indefinite expiration period; due to the Company’s intention to exit Canada in 2006, a full valuation allowance was recorded against the Canadian NOL deferred tax asset in 2005.

The Company had foreign tax credit carryovers of approximately $1.5 million and Research & Development Tax Credits of approximately $2.6 million in the U.S. as of January 1, 2006, which expire in 2014 and 2024, respectively. The Company has a $6.8 million capital loss carryover that expires in 2009. Management considers projected future taxable income and tax planning strategies in assessing the need for valuation allowances that reduce deferred tax assets. Based upon historical taxable income, management believes it is more likely than not that the Company will fully realize the benefits of the above US NOL, capital loss and tax credit carryforwards; accordingly, no valuation allowance has been recorded against these related deferred tax assets as of January 1, 2006.

As of January 1, 2006, the Company has state income tax NOL carryforwards totaling approximately $96.2 million, expiring in various amounts over the next 15 years. Due to the uncertainty over the Company’s ability to utilize a portion of these state NOLs prior to expiration, a valuation allowance was recorded against the deferred tax asset totaling $5.2 million and $3.5 million as of January 1, 2006 and January 2, 2005, respectively.

On October 22, 2004, the American Jobs Creation Act (“AJCA”) was enacted. The AJCA includes a one-time opportunity that allows US-based multinational corporations to repatriate foreign earnings at a reduced rate of tax. Subject to meeting certain conditions and restrictions, 85% of qualifying repatriated foreign earnings, as defined by the AJCA, can be excluded from US taxable income. The Company did not elect to apply this provision and did not repatriate any foreign earnings in 2005. The AJCA also provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010 as the extraterritorial tax regime is phased-out. The Company did not obtain any tax benefit in 2005 from the deduction due to operating losses in the US. The impact, if any, on the Company’s future provision for income taxes is not expected to be material.

The Company has not provided for US federal income and foreign withholding taxes on approximately $50.4 million of undistributed earnings of foreign subsidiaries as of January 1, 2006. The Company considers these undistributed earnings as permanently invested in the operations of such subsidiaries. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to US income taxes, adjusted for foreign tax credits. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

The Company believes that its tax reserves are adequate to cover any additional tax liability that may result from any federal, state, or foreign audits for all years still subject to audit.

The Company made income tax payments of approximately $5.1 million, $3.9 million and $3.2 million during 2005, 2004 and 2003, respectively. As of January 1, 2006 and January 1, 2005 the Company had an income tax receivable of $ 0.1 million and income taxes payable of approximately $1.8 million, respectively. Income tax receivable is included in “Other current assets” and income tax payable is included in “Accrued liabilities” in the accompanying consolidated financial statements.

12.   CONCENTRATION OF CUSTOMERS AND SUPPLIERS

The Company’s ten largest customers accounted for approximately 31%, 38% and 45% of total net revenues for the years ended January 1, 2006, January 2, 2005 and December 28, 2003, respectively. Only one customer made up greater than 10% of net revenues of the Company during each period as follows:

	2005	2004	2003
Johnson & Johnson	10%	15%	17%

At January 1, 2006 and January 2, 2005, the Company’s five largest customers represented 28% and 29%, respectively, of the Company’s accounts receivable balance.

At January 1, 2006, the Company purchased all of its bovine serum from a single vendor who sources from two abattoirs in the Midwestern United States. The Company has a long-term agreement with the supplier pursuant to which the Company is guaranteed certain minimum levels of serum. Additionally, the contract provides the Company with certain rights in the event of a change in control of this supplier.

At January 1, 2006, the Company purchased all of its recombinant human insulin from one vendor under a supply agreement which guarantees availability of minimum levels of insulin through the end of 2006. In March 2006 the Company and the vendor have concluded an extension of the supply agreement through 2009.

13.   EMPLOYEE RETIREMENT PLANS

The Company maintains a defined contribution 401(k) savings plan for all eligible employees. Under the plan, the Company matches a specified percentage of each participating employee’s compensation. Employees become immediately vested in the Company’s contributions as they are made. The Company’s contributions were approximately $1.5 million, $1.0 million and $0.7 million in 2005, 2004 and 2003, respectively.

14.   SEGMENT AND GEOGRAPHIC INFORMATION

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

We report operating results in two business segments, “Research” and “Bioprocessing.” The operations of Celliance represent the Bioprocessing segment and the operations of Chemicon and Upstate represent the Research segment.

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

Our Bioprocessing segment sells a variety of cell culture products, including highly purified proteins and tissue culture media components. These products are used primarily by biopharmaceutical and biotechnology companies as nutrient additives in cell culture media. One of our most significant products within the Bioprocessing segment is EX-CYTE®, a patented serum-free solution of cholesterol, lipoproteins and fatty acids. EX-CYTE® is used, in combination with other cell culture supplements, to reduce or replace animal serum in cell culture processes. We also provide a range of serum-based products in this segment, including Bovine Serum Albumin (“BSA”), under the brand name “Probumin™”, for which we are the world’s leading supplier. We also sell recombinant human insulin, under the brand name of “Incelligent™”, for use as a media supplement. This segment also manufactures and sells monoclonal antibodies, under the brand name “MonoSera™”, that are used in products such as blood typing reagents and in controls for diagnostic tests for certain infectious diseases. We believe these products comprise the world’s most comprehensive range of commercially available human monoclonal antibodies for blood grouping.

Prior to 2005, we reported operating results in three business segments: Research, Cell Culture and Diagnostics. These segments were based primarily on the differing production, manufacturing and other value-added processes that we performed with respect to our products and, to a lesser extent, the differing nature of the ultimate end use of our products. Prior to 2003, the Company reported a fourth segment, Therapeutic Products, which is accounted for as discontinued operations in all periods presented in the accompanying financial statements (Note 4). All amounts in the accompanying financial statements reflect the restatement of the pre-2005 segments so that they are consistent with the current year presentation.

The Company’s senior management utilizes multiple forms of analysis of operating and financial data to assess segment performance and to make operating decisions with respect to the segments.

The Company’s segment information for the years ended January 1, 2006, January 2, 2005 and December 28, 2003 is as follows (in thousands):

	2005	2004	2003
Net revenues:
Research	$138,006	$78,506	$43,043
Bioprocessing	136,939	117,417	103,872
Total	$274,945	$195,923	$146,915
Gross profit:
Research	$84,838	$50,828	$26,677
Bioprocessing	67,309	57,613	55,497
Total	152,147	108,441	82,174
Reconciling items:
Selling, general and administrative expenses	85,141	59,293	44,602
Research and development	17,199	10,144	6,214
Amortization of intangibles	7,206	3,771	2,175
Purchased in process research and development	—	3,263	—
Impairment and exiting costs.	38,025	—	2,778
Other expense (income), net	597	(54)	180
Write-off of deferred financing costs	—	965	4,492
Interest expense	7,361	6,052	4,384
Interest income	(1,782)	(587)	(255)
Income from continuing operations, before tax	$(1,600)	$25,594	$17,604

Prior to 2005, the Company did not determine operating income and income before income taxes or segregate assets by segment because a significant portion of selling, general and administrative expenses, research and development expenses and assets were shared and not allocated to operating units. Beginning in 2005, with the decision to change from a company organized primarily by functional organizational units to a company with distinct operating units in two business segments and a separate corporate group, we are able to provide additional segment information for 2005; however, comparable information for 2004 is not available and as a result not presented. The additional segment information for the year ended January 1, 2006 is as follows (in thousands):

	2005
	Research	Bioprocessing	Corporate	Total
Gross profit	$84,838	$67,309	$—	$152,147
Selling, general and administrative expenses (excluding depreciation)	47,157	12,536	17,397	77,090
Research and development (excluding depreciation)	12,904	3,235	774	16,913
Depreciation	3,302	3,463	1,572	8,337
Amortization	6,159	1,047	—	7,206
Impairment and exiting costs	—	38,025	—	38,025
Operating income (loss)	15,316	9,003	(19,743)	4,576
Other expense (income), net	287	(149)	6,038	6,176
Income (loss) from continuing operations before income tax	$15,029	$9,152	$(25,781)	$(1,600)
Assets at January 1, 2006	$386,744	$180,568	$56,307	$623,619

Geographic Information

The Company markets its products and services to numerous countries worldwide and has manufacturing operations in the United States, Canada, the United Kingdom and Australia. Other than in the United States, the Company does not conduct business in any one country in which its revenues in that country are more than 10% of the Company’s consolidated net revenues. However, the majority of the Company’s remaining foreign sales are to Western Europe. Net revenues are attributed to regions based on the country to which the Company ships its products, which can differ from their ultimate destination. The composition of the Company’s net revenues to unaffiliated customers between those in the United States and other foreign locations and of the Company’s long-lived assets for the years ended January 1, 2006, January 2, 2005 and December 28, 2003 are set forth below (in thousands):

	2005	2004	2003
Net revenues to unaffiliated customers:
United States	$182,431	$122,244	$93,523
Other foreign	92,514	73,679	53,392
	$274,945	$195,923	$146,915
Long-lived assets:
United States	$433,133	$433,046	$191,040
Canada	2,398	22,999	17,166
United Kingdom	9,892	9,248	9,317
Australia	355	489	525
	$445,778	$465,782	$218,048

15.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The quarterly results of operations for the years ended January 1, 2006 and January 2, 2005, respectively, are as follows (in thousands, except per share amounts):

2005	First	Second	Third	Fourth
Net revenues	$56,635	$64,208	$66,969	$87,133
Gross profit	30,839	36,713	38,226	46,369
Income (loss) from continuing operations(1)	1,904	4,846	7,654	(13,588)
Income from discontinued operations (Note 4)	—	—	—	1,883
Net income(loss)	1,904	4,846	7,654	(11,705)
Basic earnings (loss) per share(2)	0.06	0.14	0.22	(0.34)
Diluted earnings per share(2)	0.05	0.14	0.20	(0.34)

2004	First	Second	Third	Fourth
Net revenues	$36,504	$43,963	$46,294	$69,162
Gross profit	19,470	24,931	24,981	39,059
Net income(3)	2,983	5,398	5,739	3,541
Basic earnings per share(2)	0.12	0.22	0.23	0.12
Diluted earnings per share(2)	0.11	0.18	0.19	0.12

(1)          Net income in the fourth quarter of 2005 includes pretax charges of $38.0 million for impairment and exiting costs and $1.3 million in inventory write off costs (Note 5).

(2)          Basic and diluted earnings per share are computed independently for each of the quarters presented. As such, the summation of the quarterly amounts may not equal the total basic and diluted earnings per share reported for the year.

(3)          Net income in the fourth quarter of 2004 includes a pretax charge of $3.3 million for purchased in-process research and development.

16.   SUBSEQUENT EVENTS

On January 13, 2006, the Company completed a sale of its diagnostic production facility and distribution warehouse based in Milford, Massachusetts for cash proceeds of $3.3 million. The Company expects to report a gain on the sale of approximately $1.2 million in the first quarter 2006.

On March 13, 2006, Serologicals UK Holding Company Limited, our wholly-owned subsidiary, entered into a definitive agreement to acquire the entire issued ordinary share capital of Cytomyx Limited for aggregate cash consideration of $7 million. The consideration will be subject to a post-closing working-capital adjustment. Cytomyx Limited, which is based in Cambridge, England, and is a wholly owned subsidiary of Cytomyx Holdings Plc, is a leading provider of ion channel cell lines and drug discovery services. The acquisition is subject to approval of the shareholders of Cytomyx Holdings Plc and to other customary closing conditions. Cytomyx Holdings Plc has obtained irrevocable written undertakings from the holders of approximately 40% of its voting shares to approve the sale. Following completion of the acquisition, which is expected to occur on March 31, 2006, Cytomyx Limited will operate as part of our Research segment.

SEROLOGICALS CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

An analysis of the allowance for doubtful accounts and warranty reserve for the three fiscal years ended January 1, 2006 is as follows (in thousands):

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions	Balance at End of Period
Allowance for Doubtful Accounts
Year Ended January 1, 2006	$953	$864	$—		$(382)	$1,435
Year Ended January 2, 2005	1,214	36	339	(a)	(637)	953
Year Ended December 28, 2003	954	497	500	(b)	(737)	1,214

	Balance at Beginning of Period	Charged to Net Sales	Charged to Other Accounts		Deductions	Balance at End of Period
Warranty Reserve
Year Ended January 1, 2006	$915	$492	$—		$(236)	$1,171
Year Ended January 2, 2005	486	2,157	243	(a)	(1,971)	915
Year Ended December 28, 2003	227	2,353	114	(b)	(2,208)	486

(a)           Reserve established upon purchase of Upstate effective October 1, 2004.

(b)          Reserve established upon purchase of Chemicon effective April 1, 2003.

EXHIBIT INDEX

2.1.1

Earnout Agreement dated December 13, 2001, by and among the Registrant, Intergen Investors, L.P., STJ Bio Corp., Spencer Paige Corp., Ronald Dilling, Donald Gutenkunst, President and Fellows of Harvard College and University of Illinois Foundation (Exhibit 2.3 to the Registrant’s Current Report on Form 8-K, dated December 19, 2001, is hereby incorporated by reference).

2.2.1

Amended and Restated Securities Purchase Agreement, dated as of February 11, 2003, between Serologicals Research Products, Inc. and Falcon International Investment Holdings LLC (Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, dated April 11, 2003, is hereby incorporated by reference).

2.2.2

European Purchase Agreement, dated February 11, 2003, between Serologicals Research Products, Inc. and Falcon International Investment Holdings LLC (Exhibit 2.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2002 is hereby incorporated by reference).

2.2.3

Deed of Variation, dated April 4, 2003, between Serologicals Research Products, Inc. and Falcon International Investment Holdings LLC (Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, dated April 11, 2003, is hereby incorporated by reference).

2.2.4

Guaranty Agreement dated February 11, 2003 by and among Serologicals Research Products, Inc., The Beckman Family Trust, David Alan Beckman, Keiko Koga Beckman and Falcon International Investment Holdings LLC (Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2002 is hereby incorporated by reference).

2.3.1

Stock Purchase Agreement, dated as of December 19, 2003, by and among Gradipore Limited, Gradipore Inc., Serologicals Finance Company and Serologicals Corporation (Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, dated January 27, 2004, is hereby incorporated by reference).

2.3.2

First Amendment, dated as of January 15, 2004, to the Stock Purchase Agreement, dated as of December 19, 2003, by and among Gradipore Limited, Gradipore Inc., Serologicals Finance Company and Serologicals Corporation (Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, dated January 27, 2004, is hereby incorporated by reference).

2.3.3

Exchange Agreement, dated as of December 17, 2004, between Life Therapeutics Limited and Serologicals Finance Company (Exhibit 1.1 to the Registrant’s Current Report on Form 8-K dated December 17, 2004 is hereby incorporated by reference).

2.3.4

Promissory Note, dated as of December 17, 2004, made by Life Therapeutics Limited, Life Gels, Inc., Life Therapeutics Plasma Holdings, Inc., LifeSera, Inc., LifeSera Nevada, Inc., LifeSera Business Trust, LifeSera Investments, LLC, LifeSera Management Partnership, LP, and Allegheny Biologicals, Inc. to Serologicals Finance Company (Exhibit 1.2 to the Registrant’s Current Report on Form 8-K dated December 17, 2004 is hereby incorporated by reference).

2.3.5

Mutual Release Agreement, dated as of December 17, 2004, by Life Therapeutics Limited, Life Gels, Inc., Life Therapeutics Plasma Holdings, Inc., LifeSera, Inc., LifeSera Nevada, Inc., LifeSera Business Trust, LifeSera Investments, LLC, LifeSera Management Partnership, LP, and Allegheny Biologicals, Inc., on the one hand, and Serologicals Corporation and Serologicals Finance Company, on the other hand (Exhibit 1.3 to the Registrant’s Current Report on Form 8-K dated December 17, 2004 is hereby incorporated by reference).

2.3.6

Letter Agreement, dated September 27, 2005, between the Registrant and Life Therapeutics, Ltd. (Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2005 is hereby incorporated by reference).

2.4.1

Plan and Agreement of Merger, dated as of June 29, 2004, by and among the Registrant, Carmel Acquisition Corporation, AltaGen BioSciences, Inc. and William R. Srigley (Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, dated June 30, 2004, is hereby incorporated by reference).

2.4.2

Earnout and Indemnity Agreement, dated as of June 29, 2004, by and among the Registrant, AltaGen BioSciences, Inc. and Mr. William R. Srigley (Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, dated June 30, 2004, is hereby incorporated by reference).

2.5.1

Agreement and Plan of Merger, dated as of September 7, 2004, by and among the Registrant, Upstate Acquisition Company, LLC, Upstate Group, Inc. and the Stockholder Representative (Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated September 7, 2004 is hereby incorporated by reference).

2.5.2.

Amendment to Agreement and Plan of Merger, dated as of October 14, 2004, by and among the Registrant and Upstate Group, Inc. (Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated October 14, 2004 is hereby incorporated by reference).

2.5.3

Registration Rights Agreement, dated as of October 14, 2004, by and among the Registrant and certain former stockholders of Upstate Group, Inc. (Exhibit 4.1 to the Registrant’s Registration Statement of Form S-3 (file number 333-120379) filed on November 10, 2004 is hereby incorporated by reference).

3.1.1	Amended and Restated Certificate of Incorporation (Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2002 is hereby incorporated by reference).
3.1.2

Certificate of Amendment of Amended and Restated Certificate of Incorporation (Exhibit 3.1.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2005 is hereby incorporated by reference).

3.2.1	Amended and Restated By-laws (Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 (File No. 33-91176), effective June 14, 1995, is hereby incorporated by reference).
3.2.2.	Amendment to Section 6.1 of Amended and Restated By-laws (the Registrant’s Current Report on Form 8-K dated March 1, 2006 is hereby incorporated by reference).
4.1.1	Specimen Common Stock Certificate (Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-91176), effective June 14, 1995, is hereby incorporated by reference).
4.1.2	Specimen Form of Rights Certificate (incorporated herein by reference to Exhibit 2.1 of the Registration Statement on Form 8-A filed August 10, 1999).
4.1.3

Form of Rights Agreement, dated as of August 2, 1999, between the Company and State Street Bank & Trust Company, N.A. (incorporated herein by reference to Exhibit 2.2 of the Registration Statement on Form 8-A filed August 10, 1999).

4.1.5	Summary of Rights Plan (incorporated herein by reference to Exhibit 2.4 of the Registration Statement on Form 8-A filed August 10, 1999).
4.2.1

Indenture, dated as of August 20, 2003, between Serologicals Corporation and The Bank of New York, as Trustee, for the 4.75% Convertible Senior Subordinated Debentures due 2033, including the form of 4.75% Convertible Senior Subordinated Debentures due 2033 (Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated August 21, 2003 is hereby incorporated by reference).

4.2.2

Registration Rights Agreement, dated as of August 20, 2003, by and among Serologicals Corporation and Banc of America Securities LLC, J.P. Morgan Securities Inc. and UBS Securities LLC, as representatives of the initial purchasers of the Registrant’s 4.75% Convertible Senior Subordinated Debentures due 2033 (Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, dated August 21, 2003 is hereby incorporated by reference).

10.1.1

$125,000,000 Credit Agreement, dated as of October 14, 2004, among the Registrant, as Borrower, the several lenders from time to time parties thereto, LaSalle Bank National Association, as Documentation Agent, Bank of America, N.A., as Syndication Agent and JP Morgan Chase Bank, as Administrative Agent (Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 14, 2004 is hereby incorporated by reference).

10.1.2

First Amendment to the Credit Agreement and Waiver, dated as of December 28, 2005, to the Credit Agreement, dated as of October 14, 2004, among the Registrant, as Borrower, the several lenders from time to time parties thereto, LaSalle Bank National Association, as Documentation Agent, Bank of America, N.A., as Syndication Agent and JP Morgan Chase Bank, as Administrative Agent.*

10.1.3

Lease Agreement dated October 6, 2000, between the Registrant and Spalding Triangle, L.L.C. (Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 24, 2000 is hereby incorporated by reference).

10.2.1	Amended and Restated 2005 Incentive Plan (Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated May 17, 2005 is hereby incorporated by reference).†
10.2.2	1996 Employee Stock Purchase Plan (Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2002 is hereby incorporated by reference).†
10.2.3	Serologicals Corporation 1996 UK Sharesave Scheme (Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2002 is hereby incorporated by reference).†
10.2.4

Serologicals Corporation UK Share Incentive Plan (Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-104703), effective April 23, 2003, is hereby incorporated by reference).†

10.2.5

Form of Change in Control Executive Severance Package between the Registrant and each Vice President. (Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2003 is hereby incorporated by reference).†

10.2.6	Employment Agreement between the Company and David A. Dodd (Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2000 is hereby incorporated by reference).†
10.2.7

Change in Control Executive Severance Package between the Registrant and David A. Dodd (Exhibit 10.10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2003 is hereby incorporated by reference).†

10.2.8

Employment Agreement between the Registrant and Harold W. Ingalls (Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 is hereby incorporated by reference).†

10.2.9

Revised Employment Agreement between the Registrant and Jeffrey D. Linton (Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2003 is hereby incorporated by reference).†

10.2.10

Employment Agreement between the Registrant and Robert P. Collins (Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10Q for the quarter ended September 30, 2001, is incorporated herein by reference).†

10.2.11

Employment Agreement between the Registrant and Joseph T. Kozma (Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2001 is hereby incorporated by reference).†

10.2.12

Employment Agreement between the Registrant and James J. Kramer, Ph. D. (Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 is hereby incorporated by reference).†

10.2.13

Employment Agreement between the Registrant and David L. Bellitt (Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2002 is hereby incorporated by reference).†

10.2.14

Employment Agreement between the Registrant and Philip A. Theodore. (Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2003 is hereby incorporated by reference).†

10.2.15

Employment Agreement between the Registrant and Dennis W. Harris, Ph.D. (Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2004 is hereby incorporated by reference).†

10.2.16

Employment Agreement between the Registrant and Samuel R. Schwartz. (Exhibit 10.2.25 to the Registrant’s Annual Report on Form 10-K for the year ended January 2, 2005 is hereby incorporated by reference).†

10.2.17	Non-Employee Directors Compensation Arrangements dated March 15, 2005 (Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated May 17, 2005 is hereby incorporated by reference).
14.1	Code of Ethics for Senior Executive and Financial Officers (Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2003 is hereby incorporated by reference).
21	Subsidiaries of the Registrant.*
23.1	Consent of Deloitte & Touche LLP.*
31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*
99.1	Code of Business Conduct and Ethics.*

(This page has been left blank intentionally.)