Form 10-Q
period 2006-04-02
SEROLOGICALS CORP
filed 2006-05-12
CIK 767673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file Number: 0-26126

SEROLOGICALS CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	58-2142225
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification Number)
organization)

5655 Spalding Drive	30092
Norcross, Georgia	(Zip Code)
(Address of principal executive offices)

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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated file	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes☐ No☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 3, 2006
Common Stock, $0.01 par value per share	34,177,798

INDEX

SEROLOGICALS CORPORATION AND SUBSIDIARIES

PART I.

Item 1. Financial Statements

SEROLOGICALS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands)

	April 2, 2006	January 1, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,061	$21,227
Short-term investments	—	17,225
Trade accounts receivable, net	36,048	64,172
Inventories	67,715	59,418
Assets held for sale	22,017	695
Other current assets	13,260	15,103
Total current assets	182,102	177,840
PROPERTY AND EQUIPMENT, NET	66,327	70,015
GOODWILL	244,756	239,520
INTANGIBLE ASSETS, NET	117,275	120,027
OTHER ASSETS	3,289	16,217
Total assets	613,749	$623,619

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,322	$17,377
Accrued liabilities	29,733	41,757
Current maturities on capital lease obligations	792	1,081
Total current liabilities	43,847	60,215
CONVERTIBLE SUBORDINATED DEBENTURES	129,914	129,905
LONG TERM DEBT LESS CURRENT MATURITIES	447	476
DEFERRED INCOME TAXES	25,736	25,736
OTHER LIABILITIES	932	910
Total liabilities	200,875	217,242

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	386	385
Additional paid-in capital	350,302	347,183
Retained earnings	96,919	94,077
Accumulated other comprehensive income	8,738	8,854
Less:
Common stock held in treasury	(43,472)	(43,472)
Deferred compensation	—	(650)
Total stockholders’ equity	412,873	406,377
Total liabilities and stockholders’ equity	$613,749	$623,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEROLOGICALS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited and in thousands, except share and per share amounts)

	For the three months ended
	April 2, 2006	April 3, 2005

NET REVENUES	$55,028	$56,635
COST OF REVENUES	23,412	25,796
Gross profit	31,616	30,839
OPERATING EXPENSES:
Selling, general and administrative	19,888	20,293
Research and development	4,999	4,485
Amortization of intangibles	1,845	1,763
Impairment and exiting costs	845	—
Gain on sale of long-lived assets	(1,184)	—
OPERATING INCOME	5,223	4,298
Other expenses (income), net	(223)	101
Interest expense	1,812	1,803
Interest (income)	(312)	(288)
INCOME BEFORE INCOME TAXES	3,946	2,682
PROVISION FOR INCOME TAXES	1,105	778
NET INCOME	$2,841	$1,904

NET INCOME PER SHARE:
Basic	$0.08	$0.06
Diluted	$0.08	$0.05

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	34,129,372	34,580,700
Diluted	34,437,333	35,269,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEROLOGICALS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	For the three months ended
	April 2, 2006	April 3, 2005
OPERATING ACTIVITIES:
Net income	$2,841	$1,904
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,814	3,930
Gain on sale of long-lived assets	(1,184)	—
Equity-based compensation	1,220	39
Tax benefit from exercise of stock options	—	2,223
Other, net	(196)	68
Changes in operating assets and liabilities, net of acquisition of business:
Trade accounts receivable, net	28,220	13,068
Inventories	(8,642)	(2,338)
Other current assets	1,272	(1,140)
Accounts payable	(4,492)	(2,746)
Accrued liabilities	(11,083)	(14,551)
Other, net	—	(214)
Total adjustments	8,929	(1,661)
Net cash provided by operating activities	11,770	243
INVESTING ACTIVITIES:
Purchase of business, net of cash acquired	(7,357)	(6,830)
Purchases of property and equipment and intangibles	(18,374)	(2,904)
Purchases of short-term investments	(23,925)	(20,935)
Proceeds from sale of short-term investments	41,150	15,835
Proceeds from sale of long-lived assets	3,312	—
Restricted cash held in escrow	14,505	—
Other, net	(167)	—
Net cash provided by (used in) investing activities	9,144	(14,834)
FINANCING ACTIVITIES:
Payments on capital lease obligations	(324)	(813)
Excess tax benefit from exercise of stock options	156	—
Proceeds from issuance of common stock under equity-based plans	1,305	2,005
Net cash provided by financing activities	1,137	1,192
Effects of exchange rate changes on cash and cash equivalents	(217)	(46)
Net increase (decrease) in cash and cash equivalents	21,834	(13,445)
Cash and cash equivalents, beginning of period	21,227	33,024
Cash and cash equivalents, end of period	$43,061	$19,579

SUPPLEMENTAL DISCLOSURE:
Cash paid during the period for:
Interest paid, net of amounts capitalized	$3,015	$2,736
Income taxes paid	$1,863	$994
Non-cash investing and financing activities:
Accrued acquistion consideration	$99	$134
Accrued purchase of property and equipment	$269	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEROLOGICALS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 2, 2006

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Serologicals and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, considered necessary to present fairly Serologicals’ financial position, results of operations and cash flows at the dates and for the periods presented. Interim results of operations are not necessarily indicative of results to be expected for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements as of January 1, 2006 and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 1, 2006.

Inventories

Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. Market for inventories is replacement cost for raw materials or net realizable value for all other categories.

Inventories at April 2, 2006 and January 1, 2006 consisted of the following (in thousands):

	April 2, 2006	January 1, 2006

Raw materials	$7,545	$7,157
Work in process	25,484	21,999
Finished goods	34,686	30,262
	$67,715	$59,418

Assets Held for Sale

Management classifies certain assets as held for sale based on criteria set forth in Statement of Financial Accounting Standards No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets.” At April 2, 2006, certain assets were held for sale, were not in service and are carried at their estimated net realizable value at January 1, 2006.

Assets held for sale at April 2, 2006 and January 1, 2006 consisted of the following (in thousands):

	April 2, 2006	January 1, 2006

Facilities in Lawrence, KS	$15,990	$—
Facilities in Lake Placid, NY	6,027	—
Facilities in Milford, MA	—	695
	$22,017	$695

Facilities in Lawrence, KS and Milford, MA are held in our Bioprocessing segment; Lake Placid, NY is held in our Research segment. The Company has engaged real estate brokers to handle these sales and has had discussions with several interested parties. The Company continues to evaluate the value of these assets as well as to pursue an orderly disposition of its assets held for sale. There can be no assurance if or when sales will be completed or whether such sales will be completed on terms that will enable the Company to realize the full carrying value of these assets.

Derivative Financial Instruments

In October 2003, the Company entered into interest rate swap agreements with the objective of converting $70.0 million principal amount of its Debentures to a variable interest rate based on the 6-month LIBOR rate at the end of each interest period plus a spread of 66 basis points. In June 2005, the Company terminated its interest rate swap agreements and received $0.1 million in cash proceeds.

The interest rate swaps were designated and qualified as fair value hedges in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivatives and Hedging Activities” and related interpretations and amendments. Accordingly, the portion of the Debentures hedged was adjusted by the fair value of the changes related to the swaps. In June 2005, the Company adjusted the swap values by marking-to-market the swaps so that they equaled the net proceeds received on the termination. The resulting net adjustment to the carrying value of the Debentures of $0.1 million will be accreted as additional interest expense over the remaining estimated life of the Debentures.

The carrying value of the Debentures at April 2, 2006 and January 1, 2006 is as follows (in thousands):

	April 2, 2006	January 1, 2006

Face value of Debentures	$130,000	$130,000
Unamortized discount on sale of swaps	(86)	(95)
Carrying value of Debentures	$129,914	$129,905

Earnings per Share

Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per share is similar to basic earnings per share, except that net income is adjusted by the after-tax interest expense on the Debentures when they are dilutive and the weighted average number of shares includes the dilutive effect of stock options, stock awards, and the Debentures if converted. The Debentures were anti-dilutive for the three months ended April 2, 2006 and April 3, 2005 and, accordingly, were excluded from the calculation of diluted earnings per share.

The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	April 2, 2006	April 3, 2005
Numerator:
Net income	$2,841	$1,904
Add back: interest expense on convertible debentures, net of income taxes	—	$—
Numerator for diluted earnings per share attributable to common stockholders	$2,841	$1,904

Denominator:
Basic earnings per share - weighted average shares outstanding	34,129	34,581
Effect of dilutive securities:
Stock options	232	615
Convertible debentures	—	—
Common stock awards	76	74
Diluted earnings per share - weighted average shares outstanding	34,437	35,270

Basic earnings per share	$0.08	$0.06
Diluted earnings per share	$0.08	$0.05

The following shares issuable under stock option agreements and the Debentures were excluded from the calculation of diluted earnings per share for the periods indicated due to their anti-dilutive effect (in thousands):

	Quarter Ended
	April 2, 2006	April 3, 2005

Stock options	41	40
Convertible debentures	8,790	8,790

Comprehensive Income

The following table sets forth the calculation of comprehensive income for the periods indicated below (in thousands):

	Quarter Ended
	April 2, 2006	April 3, 2005

Net income, as reported	$2,841	$1,904
Other comprehensive income (loss):
Foreign currency translation adjustments	(116)	720
Comprehensive income	$2,726	$2,624

2.                                      EQUITY - BASED COMPENSATION

On January 2, 2006, we adopted, using the modified prospective application, SFAS 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and shares purchased under an employee stock purchase plan (if certain parameters are not met), to be recognized in the financial statements based on their fair values and did not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123, “Accounting for Stock Based Compensation” (“SFAS

123”), as originally issued and Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Upon our adoption of SFAS 123(R), we began recording compensation cost related to the continued vesting of all stock options that remained unvested as of January 2, 2006, as well as for all new stock option grants after our adoption date. The compensation cost to be recorded is based on the fair value at the grant date. The adoption of SFAS 123(R) did not have a material effect on our recognition of compensation expense relating to the vesting of restricted stock grants or on our performance share awards, which are considered liability awards. SFAS 123(R) required the elimination of unearned compensation (contra-equity account) related to earlier awards against the appropriate equity accounts effective upon our adoption.

Prior to the adoption of SFAS 123(R), cash flows resulting from the tax benefit related to equity-based compensation was presented in our operating cash flows, along with other tax cash flows, in accordance with the provisions of EITF 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option,” (“EITF 00-15”). SFAS 123(R) superseded EITF 00-15, amended SFAS 95, “Statement of Cash Flows,” and requires tax benefits relating to excess equity-based compensation deductions to be prospectively presented in our statement of cash flows as financing cash inflows.

The effect of adopting SFAS 123(R) on our income from operations, income before income taxes, net income, net cash provided by operating activities, net cash provided by financing activities, and basic and diluted earnings per share for the three-month period ended April 2, 2006, is as follows (in thousands, except per share data):

Income from operations, as reported	$5,223
Effect of adopting SFAS 123(R)	944
Income from operations, excluding the effect of adopting SFAS 123(R)	$6,167

Income before income taxes, as reported	$3,946
Effect of adopting SFAS 123(R)	944
Income before income taxes, excluding the effect of adopting SFAS 123(R)	$4,890

Net income, as reported	$2,841
Effect of adopting SFAS 123(R)	680
Net income, excluding the effect of adopting SFAS 123(R)	$3,521

Net cash provided by operating activities, as reported	$11,480
Effect of adopting SFAS 123(R)	944
Net cash provided by operating activities, excluding the effect of adopting SFAS 123(R)	$12,424

Net cash provided by financing activities, as reported	$679
Effect of adopting SFAS 123(R)	290
Net cash provided by financing activities, excluding the effect of adopting SFAS 123(R)	$969

Net income per share, as reported:
Basic	$0.08
Diluted	$0.08

Effect of adopting SFAS 123(R) on net income per share, basic and diluted	$0.02

Net income per share, excluding the effect of adopting SFAS 123(R) :
Basic	$0.10
Diluted	$0.10

Prior to our adoption of SFAS 123(R), we accounted for equity-based compensation under the provisions and related interpretations of Accounting Principles Board 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, we were not required to record compensation expense when stock options were granted to our employees as long as the exercise price was not less than the fair market value of the stock at the grant date. In addition, we were not required to record compensation expense when we issued common stock under the Serologicals Corporation 2005 Stock Incentive Plan (“2005 Incentive Plan”), and the various Plans that preceded it, as long as the purchase price was not less than 85% of the fair market value of our common stock on the grant date. In October 1995, FASB issued SFAS 123, which allowed us to continue to follow the guidelines of APB 25, but required pro-forma disclosures of net income and earnings per share as if we had adopted the provisions of SFAS 123. In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB 123,” which provided alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for equity-based employee compensation. We continued to account for equity-based compensation under the provisions of APB 25 using the intrinsic value method.

Had compensation cost for our equity-based compensation plans been determined based on the fair value at the grant dates for awards under those plans in accordance with the provisions of SFAS 123, our net income and net income per share for the three-month period ended April 3, 2005, would have been as follows (in thousands, except per share data):

April 3, 2005

Net income as reported	$1,904
Deduct: Total incremental stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(872)
Pro forma net income	$1,032

Earnings per share:
Basic - as reported	$0.06
Basic - pro forma	$0.03

Diluted - as reported	$0.05
Diluted - pro forma	$0.03

Our net income for the three months ended April 2, 2006 includes $1.2 million of equity-based compensation expense and $0.4 million of income tax benefits related to these compensation arrangements. All of this expense was included in Selling, general and administrative expenses in the Consolidated Statement of Income. There were no equity-based awards made during the three months ended April 2, 2006. During the three months ended April 3, 2005, we did not recognize any material equity-based compensation in our statement of income.

As of January 2, 2006, we had four principal types of equity-based payment arrangements with our employees and non-employee directors: stock options, performance shares, restricted stock and employee stock purchase plans.

Stock Options

In the quarter ended April 2, 2006, we recognized equity-based compensation expense of approximately $0.8 million related to the vesting of stock options and the related tax benefit of approximately $0.3 million. As of April 2, 2006, we had approximately $9.6 million of nonvested stock options, which we will record in our statements of income over a weighted average recognition period of approximately 4.8 years. No stock option grants were awarded during the three months ended April 2, 2006. The following table summarizes the activity of stock options under our 2005 Incentive Plan, from January 2, 2006 to April 2, 2006:

	Number of Options	Weighted Average Remaining Term	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding, January 2, 2006	2,212,663		$16.83
Granted	—		$—
Exercised	(61,482)		$16.88	$445,976
Canceled	(155,858)		$18.97
Outstanding, April 2, 2006	1,995,323	3.98 years	$18.33	$12,231,330

Options exercisable at April 2, 2006	811,201	2.75 years	$17.42	$5,714,359

Performance Shares

We awarded performance share units to our senior management as part of their long-term, equity-based incentive compensation for fiscal 2005. We had not previously awarded performance share units. The units vest over two years, subject to our performance against pre-established targets, including the compound growth rate of consolidated revenues and earnings per share during the two-year period. Revenue growth comprises 55% of the performance goal and earnings per share comprise the remainder. The actual payout under these awards may vary based on our actual performance over the two-year performance period. The number of performance share units awarded was determined by dividing the value of the performance share units granted to each employee by the fair market value of a share of our common stock on May 11, 2005. These awards have been accounted for as liability awards under SFAS 123(R) because they are payable in either cash or common stock at the election of the participant. We record the liability for these awards at market value based on our best estimate of achieving the stated performance goal for the performance period at the end of each quarter in the performance period. During the first quarter ended April 2, 2006, no new performance shares were awarded. We recognized $0.2 million in equity-based compensation expense and $0.1 million of income tax benefits related to this compensation arrangement in the three months ended April 2, 2006. We have an accrued liability of $0.6 million at April 2, 2006, which if earned, would be payable in the first quarter of 2007. The following table summarizes the activity of equity-based payment arrangements under our performance share award plan, from January 2, 2006 to April 2, 2006:

	Number of Performance Shares	Grant Date Fair Value	Aggregate Intrinsic Value

Outstanding, January 2, 2006	98,231
Granted	—
Exercised	—
Canceled	(6,609)
Outstanding, April 2, 2006	91,622	$21.39	$2,241,074

Restricted Stock

Periodically the Company has awarded restricted common stock and restricted stock units to eligible key employees under our 2005 Incentive Plan. These awards have restriction periods tied primarily to employment and service. The awards are recorded at fair market value on the date of the grant as unearned compensation and compensation expense is recognized over the restriction period on a straight-line basis, net of forfeitures. In the three months ended April 2, 2006, equity-based compensation expense related to the vesting of restricted stock was immaterial.  As of April 2, 2006, we had approximately $0.4 million of nonvested restricted stock which we will record in our statement of operations over a weighted average recognition period of approximately 2.9 years. The following table summarizes the activity of equity-based payment arrangements under restricted awards from January 2, 2006 to April 2, 2006:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Outstanding, January 2, 2006	29,939	$23.37
Granted	—	$—
Vested	(1,623)	$22.56	$39,699
Canceled	(6,377)	$22.62
Outstanding, April 2, 2006	21,939	$23.66

Employee Stock Purchase Plans

The Company has two employee stock purchase plans, one for employees based in North America (the “US Purchase Plan”) and one for employees based in the United Kingdom (the “UK Plan”). Both plans allow employees to purchase shares of the Company’s common stock through a payroll deduction program. Participants in the US Purchase Plan may have up to 25% of their compensation withheld to purchase shares at a price equal to 85% of the lower of the closing price on the first or last day of each successive three-month purchase period.  Participants in the UK Plan may have up to 10% of their compensation withheld to purchase shares of the Company’s common stock at the lower of fair market value at the beginning of the accumulation period or the acquisition date, as defined in the UK Plan. The Company matches 1 share for every 6 shares purchased in an accumulation period by participants in the UK Plan. Participants in the UK plan are required to hold these matching shares for a period of at least 3 years. During the three months ended April 2, 2006, in accordance with the provisions of SFAS 123(R), we recognized $0.1 million in equity-based compensation for these Plans. No equity-based compensation was recognized prior to the adoption of SFAS 123(R).

3.                                      ACQUISITIONS

Cytomyx, Ltd

On March 31, 2006, the Company completed the acquisition of Cytomyx Ltd., a wholly owned subsidiary of Cytomyx Holdings Plc (AIM: CYX). Based in Cambridge, U.K., Cytomyx Ltd. is a leading provider of ion channel cell lines and drug discovery services. With 23 distinct ion channel cell lines commercially available, and more in its pipeline, Cytomyx Ltd. offers the largest portfolio of distinct ion channel cell lines in the marketplace today. The Company acquired all of the outstanding stock of Cytomyx for $7.0 million in cash. The Cytomyx acquisition provides a number of important strategic additions for our Research segment; most significantly, its products extend the Company’s drug discovery profiling portfolio.

The results of Cytomyx were not material to the results of operations for the three months ended April 2, 2006 or April 3, 2005; accordingly, no pro forma disclosure is presented.

The components of the purchase price were (in thousands):

Cash paid	$7,000
Direct costs	375
Other liabilities assumed	806
$8,181

The Company has not completed its valuation of the fair market value of the underlying assets acquired; however, at April 2, 2006 the preliminary summary allocation of assets acquired was as follows (in thousands):

Current assets	$618
Property and equipment	931
Other assets	105
Intangibles, principally goodwill	6,527
$8,181

Changes in Goodwill arising from acquisition activity during the three months ended April 2, 2006 were as follows (in thousands):

Balance, January1, 2006	$239,520
Cytomyx acquisition	6,505
Acquisition Earnout	99
Settlement of Chemicon indemnification claims	(1,368)
Balance, April 2, 2006	$244,756

The Company has accounted for its plans of integration and exiting of certain activities arising from its previous acquisitions of Chemicon and Upstate in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”. Changes in accrued acquisition and business integration costs for these acquisitions during the three months ended April 2, 2006 were as follows (in thousands):

Chemicon:

	Original amount recorded	Prior year amounts paid	Balance at January 1, 2006	Amounts paid	Balance at April 2, 2006

Facility closure	$1,250	$(46)	$1,204	$—	$1,204
Other	503	(49)	454	(57)	$397
	$1,753	$(95)	$1,658	$(57)	$1,601

Upstate:

	Original amount recorded	Prior year amounts paid	Balance at January 1, 2006	Amounts paid	Balance at April 2, 2006

Severance and relocation cost	$2,209	$(1,199)	$1,010	(556)	$454
Facility closure	1,606	(440)	1,166	(118)	$1,048
Other	651	(375)	276	—	$276
	$4,466	$(2,014)	$2,452	$(674)	$1,778

4.              IMPAIRMENT AND EXITING COSTS

As a result of the Company’s ongoing plant consolidation and rationalization initiatives, in January 2006 the Company announced a plan to rationalize, integrate and align the resources of the Company’s Bioprocessing segment. This rationalization program includes workforce reduction, impairment of certain facilities, and other charges. The expected completion of the program is anticipated to occur in the first quarter of 2007. The Company recorded a charge for impairment and exiting costs in its statement of income for its fiscal year ended January 1, 2006. During the three months ended April 2, 2006, the rationalization program resulted in an additional charge of $0.8 million for certain non-impairment related costs incurred primarily for workforce reduction and other miscellaneous exit costs.

A summary of impairment and exiting costs recognized in the three months ended April 2, 2006 and the accrued liability associated with the exiting plan at April 2, 2006, consisted of the following (in thousands):

	Workforce	Lease	Other
	Reduction	Term. Costs	Exit Costs	Total

Balance at January 1, 2006	$1,016	$205	$3,965	$5,186

Additional charges in the three months ended April 2, 2006	643	—	201	844

Payments	(1,286)	(205)	(660)	(2,151)

Balance at April 2, 2006	$373	$—	$3,506	$3,879

The remaining accrued liabilities at April 2, 2006 are expected to be paid through the first quarter of 2007.

5.                                      GAIN ON SALE OF LONG-LIVED ASSETS

On January 13, 2006, the Company completed the sale of its diagnostic production facility and distribution warehouse based in Milford, MA for cash proceeds of $3.3 million. The Company recorded a gain on the sale of approximately $1.2 million in the first quarter of 2006.

6.                                      SEGMENT INFORMATION

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

Our Bioprocessing segment sells a variety of cell culture products, including highly purified proteins and tissue culture media components. These products are used primarily by biopharmaceutical and biotechnology companies as nutrient additives in cell culture media. One of our most significant products within the Bioprocessing segment is EX-CYTE®, a patented serum-free solution of cholesterol, lipoproteins and fatty acids. EX-CYTE® is used, in combination with other cell culture supplements, to reduce or replace animal serum in cell culture processes. We also provide a range of serum-based products in this segment, including Bovine Serum Albumin (“BSA”), under the brand name “Probumin™”, for which we are the world’s leading supplier. We also sell recombinant human insulin, under the brand name of “Incelligent™”, for use as a media supplement. This segment also manufactures and sells monoclonal antibodies, under the brand name “MonoSera™”, that are used in products such as blood typing reagents and in controls for diagnostic tests for certain infectious diseases. We believe these products comprise the world’s most comprehensive range of commercially available human monoclonal antibodies for blood typing.

The Company’s senior management utilizes multiple forms of analysis of operating and financial data to assess segment performance and to make operating decisions with respect to the segments. The Company’s segment information for the three months ended April 2, 2006 and April 3, 2005 was as follows (in thousands):

	Quarter ended April 2, 2006
	Research	Bioprocessing	Corporate	Total

Net revenues	$34,920	$20,108	$—	$55,028
Cost of revenues	13,582	9,830	—	23,411
Gross Profit	21,338	10,278	—	31,617

Selling, general and administrative expenses	12,695	2,884	4,309	19,888
Research and development	4,141	375	483	5,000
Amortization	1,592	253	—	1,845
Impairment and exiting costs	—	727	118	845
Gain on sale of long-lived assets	—	(1,184)	—	(1,184)
Operating income (loss)	2,910	7,223	(4,910)	5,223
Other expense (income), net	(180)	(45)	2	(223)
Interest expense(income), net	5	(23)	1,518	1,500
Income (loss before income tax)	$3,085	$7,291	$(6,430)	$3,946

Assets at April 2, 2006	$409,132	$162,724	$41,893	$613,749

	Quarter ended April 3, 2005
	Research	Bioprocessing	Corporate	Total

Net revenues	$32,161	$24,474	$—	$56,635
Cost of revenues	11,860	13,936	—	25,796
Gross Profit	20,301	10,538	—	30,839

Selling, general and administrative expenses	11,892	3,861	4,540	20,293
Research and development	3,430	815	240	4,485
Amortization	1,486	277	—	1,763
Operating income (loss)	3,493	5,585	(4,780)	4,298
Other expense (income), net	88	13	—	101
Interest expense(income), net	28	(41)	1,528	1,515
Income (loss before income tax)	$3,376	$5,613	$(6,308)	$2,682

Assets at April 3, 2005	$375,683	$190,407	$64,373	$630,462

7.                                      SUBSEQUENT EVENTS

Pending acquisition of Serologicals by Millipore Corporation

On April 25, 2006, Millipore Corporation (NYSE: MIL), located in Billerica, MA, its wholly owned subsidiary, Charleston Acquisition Corp., and Serologicals signed a definitive Agreement and Plan of Merger (the “Merger Agreement”) whereby Millipore will acquire Serologicals. Under the terms of the agreement, Serologicals’ shareholders will receive $31.55 in cash for each share of Serologicals common stock they own. The total value of the transaction, including the assumption of the projected debt at closing, is estimated at approximately $1.4 billion. The transaction, which Millipore expects to close by June 30, 2006, is subject to approval by Serologicals’ stockholders, customary regulatory approvals, and other conditions in the merger agreement.

Linco Acquisition

On May 2, 2006, the Company acquired all the issued and outstanding common stock of Linco Research, Incorporated (“LRI”) and LINCO Diagnostic Services, Inc. (“LDS”). The acquisition of LRI and LDS was effected pursuant to that certain Stock Purchase Agreement, dated as of March 23, 2006 (the “Stock Purchase Agreement”), among the Company and The Ronald L. Gingerich Revocable Living Trust dated May 23, 1995 (the “Trust”) and Mr. Ronald L. Gingerich. Pursuant to the Stock Purchase Agreement, the Company paid the Trust approximately $47.9 million, representing the adjusted base purchase price of $65.2 million, less approximately $4.5 million, which was placed in escrow to secure the Trust’s indemnification obligations to the Company, and $12.8 million, which was applied to the repayment of the indebtedness of LRI and LDS and to payment of transaction costs.

Simultaneously with the closing of the acquisition of LRI and LDS, the Company purchased three parcels of improved real estate that were leased by LRI and LDS. We acquired the real estate pursuant to a definitive Purchase and Sale Agreement with Paragon Properties, L.C., and an affiliate of Mr. Ronald L. Gingerich. We paid approximately $10.3 million for this real estate.

New credit facility

On May 2, 2006, the Company entered into a new $100.0 million credit agreement with a bank syndicate consisting of a $50.0 million six-year term loan and a $50.0 million six-year revolving credit facility, which replaced our existing $45.0 million revolving credit facility. The Revolver has an on-demand commitment upsize, which would increase the total available to $100.0 million. The Company used the proceeds of the $50.0 million term loan, $25.0 million advanced pursuant to the revolving credit facility and cash on hand to finance the acquisition of LRI and LDS. The term loan is repayable in twenty-three consecutive quarterly principal installments commencing on September 30, 2006, as follows:  three installments each in the amount of $1.7 million; four installments each for $1.3 million; eight installments each for $1.9 million; four installments each for $2.5 million; and four installments each for $3.8 million. Loans under the credit agreement bear interest payable quarterly at a floating rate of interest determined by reference to a base rate or to Eurodollar interest rates, plus a margin. The margin, determined from a price grid in the credit agreement, on base rate loans ranges from 0.0% to 0.875%. The margin on Eurodollar loans ranges from 1.0% to 1.875%. Serologicals is required to pay a commitment fee with respect to the unused amount of the revolving credit facility ranging from 0.225% to 0.450%. The applicable margins and commitment fees are subject to adjustment on future adjustment dates based on the consolidated leverage ratio of Serologicals on the adjustment dates. The Company’s obligations under the credit agreement have been guaranteed by all of its U.S. subsidiaries. The Company’s obligations and the subsidiaries’ guarantees are secured by substantially all of their respective personal property. The credit agreement contains certain financial covenants that require the maintenance of a minimum fixed charge coverage ratio and maximum leverage and senior debt ratios. Furthermore, under the terms of the credit agreement there are covenants imposing limitations on indebtedness, liens, acquisitions and other investments, disposition of property, repurchasing common stock and our ability to pay dividends.

The Company may prepay the indebtedness outstanding under the credit agreement at any time, in whole or in part, without premium or penalty. We believe the debt will be repaid simultaneously with the closing of the transaction contemplated by the Merger Agreement.

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

•                  the consummation of our pending acquisition by Millipore Corporation;

•                  our ability to implement our growth strategy;

•                  our ability to integrate recent significant acquisitions;

•                  our ability to manage our growth;

•                  our ability to raise capital;

•                  our ability to complete the sale of the assets held for sale in a timely manner on terms that will enable the Company to realize the full carrying value of these assets.

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

•                  the risks associated with our international operations; and

•                  the other risks described under the caption “Risk Factors” in our Annual Report on Form 10K for the fiscal year ended January 2, 2005.

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

Our Bioprocessing segment sells a variety of cell culture products, including highly purified proteins and tissue culture media components. These products are used primarily by biopharmaceutical and biotechnology companies as nutrient additives in cell culture media. One of our most significant products within the Bioprocessing segment is EX-CYTE®, a patented serum-free solution of cholesterol, lipoproteins and fatty acids. EX-CYTE® is used, in combination with other cell culture supplements, to reduce or replace animal serum in cell culture processes. We also provide a range of serum-based products in this segment, including BSA, under the brand name “Probumin™”, for which we are the world’s leading supplier. We also sell recombinant human insulin, under the brand name “Incelligent™”, for use as a media supplement. This segment also manufactures and sells monoclonal antibodies, under the brand name “MonoSera™”, that are used in products such as blood typing reagents and in controls for diagnostic tests for certain infectious diseases. We believe these products comprise the world’s most comprehensive range of commercially available human monoclonal antibodies for blood typing.

Recent Events

Pending acquisition of Serologicals by Millipore Corporation

On April 25, 2006, Millipore Corporation (NYSE: MIL), located in Billerica, MA, its wholly owned subsidiary, Charleston Acquisition Corp., and Serologicals signed a definitive Agreement and Plan of Merger (the “Merger Agreement”) whereby Millipore will acquire Serologicals. Under the terms of the agreement, Serologicals’ stockholders will receive $31.55 in cash for each share of Serologicals common stock they own. The total value of the transaction, including the assumption of the projected debt at closing, is estimated at approximately $1.4 billion. The transaction, which Millipore expects to close by June 30, 2006, is subject to approval by Serologicals’ stockholders, customary regulatory approvals, and other conditions in the Merger Agreement. Upon the consummation of the acquisition of the Company by Millipore, the Company will become a wholly owned subsidiary of Millipore. As a result, the Company will no longer report its results of operations to the public. Instead, its results will be included with those of Millipore on a consolidated basis.

Operationanl Activities

In March 2006, the Company completed the accelerated integration program for our Upstate operations and the transfer of all Lake Placid, NY operations and research activities to Temecula, CA. We expect to complete a relocation of Upstate marketing, customer service and research functions in Charlottesville, VA to Temecula, CA and St. Louis, MO upon completion of the Linco acquisition, by the end of 2006.

In March 2006, Celliance announced the execution of an expanded four-year supply agreement with Novo Nordisk A/S that provides Celliance the worldwide exclusive right to distribute Novo Nordisk’s recombinant human insulin in the cell culture market. Celliance announced the opening of a new state of the art 18,000 square foot Global Distribution Center near its largest production facility in Kankakee, Illinois. In addition, Celliance completed a sale of its diagnostic production facility and distribution warehouse based in Milford, Massachusetts for cash proceeds of $3.3 million, resulting in a gain on the sale of approximately $1.2 million in the first quarter of 2006.

Cytomyx Acquisition

On March 31, 2006, the Company completed the acquisition of Cytomyx Ltd., a wholly owned subsidiary of Cytomyx Holdings Plc (AIM: CYX). Based in Cambridge, U.K., Cytomyx Ltd. is a leading provider of ion channel cell lines and drug discovery services. With 23 distinct ion channel cell lines commercially available, and more in its pipeline, Cytomyx Ltd. offers the largest portfolio of distinct ion channel cell lines in the marketplace today. Serologicals acquired all of the outstanding stock of Cytomyx for $7.0 million in cash. The Cytomyx acquisition provides a number of important strategic additions for our Research segment; most significantly, its products extend the Company’s drug discovery profiling portfolio.

Linco Acquisition

On May 2, 2006, the Company acquired all the issued and outstanding common stock of Linco Research, Incorporated (“LRI”) and LINCO Diagnostic Services, Inc. (“LDS”). The acquisition of LRI and LDS was effected pursuant to a Stock Purchase Agreement, dated as of March 23, 2006 (the “Stock Purchase Agreement”), among Upstate and The Ronald L. Gingerich Revocable Living Trust dated May 23, 1995 (the “Trust”) and Mr. Ronald L. Gingerich. Pursuant to the Stock Purchase Agreement, the Company paid the Trust approximately $47.9 million, representing the adjusted base purchase price of $65.2 million, less approximately $4.5 million, which was placed in escrow to secure the Trust’s indemnification obligations to the Company, and $12.8 million, which was applied to the repayment of the indebtedness of LRI and LDS and to payment of transaction costs.

Simultaneously with the closing of the acquisition of LRI and LDS, we purchased three parcels of improved real estate that were leased by LRI and LDS. The Company acquired the real estate pursuant to a definitive Purchase and Sale Agreement with Paragon Properties, L.C., and an affiliate of Mr. Ronald L. Gingerich. The Company paid approximately $10.3 million for this real estate.

New credit facility

On May 2, 2006, the Company entered into a new $100.0 million credit agreement with a bank syndicate consisting of a $50.0 million six-year term loan and a $50.0 million six-year revolving credit facility, which replaced the Company’s existing $45.0 million revolving credit facility. The Revolver has an on-demand commitment upsize, which would increase the total available to $100.0 million. The Company used the proceeds of the $50.0 million term loan, $25.0 advanced pursuant to the revolving credit facility and cash on hand to finance the acquisition of LRI and LDS. The term loan is repayable in twenty-three consecutive quarterly principal installments commencing on September 30, 2006, as follows:  three installments each in the amount of $1.7 million; four installments each for $1.3 million; eight installments each for $1.9 million; four installments each for $2.5 million; and four installments each for $3.8 million. Loans under the credit agreement bear interest payable quarterly at a floating rate of interest determined by reference to a base rate or to Eurodollar interest rates, plus a margin. The margin, determined from a price grid in the credit agreement, on base rate loans ranges from 0.0% to 0.875%. The margin on Eurodollar loans ranges from 1.0% to 1.875%. The Company is required to pay a commitment fee with respect to the unused amount of the revolving credit facility ranging from 0.225% to 0.450%. The applicable margins and commitment fees are subject to adjustment on future adjustment dates based on the consolidated leverage ratio of the Company on the adjustment dates. Our obligations under the credit agreement have been guaranteed by all of our U.S. subsidiaries. The Company’s obligations and the subsidiaries’ guarantees are secured by substantially all of their respective personal property. The credit agreement contains certain financial covenants that require the maintenance of a minimum fixed charge coverage ratio and maximum leverage and senior debt ratios. Furthermore, under the terms of the credit agreement there are covenants imposing limitations on indebtedness, liens, acquisitions and other investments, disposition of property, repurchasing common stock and the Company’s ability to pay dividends.

The Company may prepay the indebtedness outstanding under the credit agreement at any time, in whole or in part, without premium or penalty. We believe the debt will be repaid simultaneously with the closing of the transaction contemplated by the Merger Agreement.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies from those discussed under the caption “Critical Accounting Policies” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006, except as discussed below.

Effective January 2, 2006, the Company accounted for equity-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment.” Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends and predicting risk-free interest rates and stock volatility. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be materially impacted. There were no equity-based awards made during the three months ended April 2, 2006. See “Notes to Condensed Consolidated Financial Statements, Note 2. — Equity-Based Compensation” in this Quarterly Report on Form 10-Q for more comprehensive discussions on the qualitative and quantitative application of FAS 123(R).

Results of Operations

Overview

The following discussion and analysis of Serologicals’ financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto included in this Quarterly Report on Form 10-Q.

The following table sets forth certain consolidated operating data as a percentage of net revenues for the periods indicated below:

	Quarter Ended
	April 2, 2006	April 3, 2005

Net revenues	100.0%	100.0%
Gross profit	57.5%	54.5%
Selling, general and administrative expenses	36.1%	35.8%
Research and development expenses	9.1%	7.9%
Amortization of intangibles	3.4%	3.1%
Impairment and exiting costs	1.5%	0.0%
Gain on sale of long-lived assets	-2.2%	0.0%
Operating income	9.5%	7.6%
Net income	5.2%	3.4%

The following tables set forth a breakdown of revenue and gross profit contributed by segment for the three months ended April 2, 2006 and April 3, 2005 (dollars in thousands):

	Quarter Ended
	April 2, 2006		April 3, 2005
	Actual	% Total	Actual	% Total
Revenue:
Research	$34,920	63.5%	$32,161	56.8%
Bioprocessing	20,108	36.5%	24,474	43.2%
	$55,028	100.0%	$56,635	100.0%

	Quarter Ended
	April 2, 2006		April 3, 2005
	Actual	Gross Margin %	Actual	Gross Margin %
Gross Profit:
Research	$21,338	61.1%	$20,301	63.1%
Bioprocessing	10,278	51.1%	10,538	43.1%
	$31,616	57.5%	$30,839	54.5%

Net Revenues, Gross Profit and Gross Margin

Consolidated. Consolidated revenues for the first quarter of 2006 totaled $55.0 million, compared to $56.6 million in the first quarter of 2005, a decrease of 2.8%. The decrease in revenues is a result of customer buying patterns in our Bioprocessing segment and the sale of certain Bioprocessing product lines, principally human plasma used in diagnostic applications, in connection with the sale of the assets at our former facility in Milford, MA. This decrease was partially offset by increased revenues in our Research segment.

Consolidated gross profits grew from $30.8 million in the first quarter of 2005 to $31.6 million in the first quarter of 2006, primarily due to gross margins on higher Research segment sales. Gross margins increased to 57.5% in the first quarter of 2006 compared to 54.5% in the prior year quarter. This resulted because a higher percentage of sales were derived from the Research segment, which has higher overall gross margins than the Bioprocessing segment. In addition, the Company experienced higher margins from the Bioprocessing segment in 2006, primarily as the result of more favorable product mix and higher manufacturing productivity resulting in lower manufacturing costs. First quarter 2006 gross profits included a one-time charge of approximately $0.2 million, primarily resulting from integration activities in the Research segment. First quarter 2005 gross profits included a one-time charge of approximately $0.6 million, primarily resulting from adjustments to inventory arising from the acquisition of Upstate.

Research. Research revenue in the first quarter of 2006 increased approximately $2.8 million, or 8.6%, over the prior year quarter. The net increase was driven by growth in the areas of stem cells, multiplex assays, neuroscience and diagnostic assays, partially offset by a temporary decline in drug discovery revenues of 11.2%. The decrease in drug discovery revenues was attributable to the timing of customer orders for bulk enzyme products. In addition, the Specialty Media line of stem cell products was included in the revenues for all three months during the first quarter of 2006 and only for approximately one month in the first quarter of 2005. Geographically, Research revenues increased over the prior year quarter by 17.0% in Asia, 15.8% in Europe and 4.9% in the Americas. Growth in Asia and Europe was attributable to our strategy of building a local sales presence in Asia and the conversion of distributor driven sales in France and Germany to a direct sales force model. Revenue in the Americas was affected by the decrease in sales of bulk enzyme products.

Gross margins for the first quarter of 2006 declined by 2 percentage points over the prior year quarter to 61.1%, primarily due to product mix, with higher bulk reagents which have slightly lower margins and lower bulk enzymes which have slightly higher margins than other Research segment products. Additionally, due to the timing of the customer order patterns in our bulk enzyme products, the Research segment experienced lower manufacturing productivity resulting in higher manufacturing costs at our drug discovery manufacturing site in Dundee, Scotland. First quarter 2006 gross profits included a one-time charge of approximately $0.2 million resulting from continuing acquisition integration activities, primarily severance related, in the Research segment. First quarter 2005 gross profits included a one-time charge of approximately $0.5 million, primarily resulting from adjustments to inventory arising from the acquisition of Upstate.

Changes in foreign currency exchange rates were immaterial to foreign-currency denominated Research segment revenues in the first quarter of 2006 and 2005. Gross margins and recognized losses on foreign exchange transactions in the Research segment were unaffected by currency rates in the first quarter of 2006 and 2005.

Bioprocessing. Bioprocessing revenue was $20.1 million during the first quarter of 2006 compared to $24.5 million in the first quarter of 2005, a decrease of 17.8%. The decrease in revenues is primarily a result of the sale of certain Bioprocessing product lines, principally human plasma used in diagnostic applications, in connection with the sale of the assets at the Bioprocessing segment’s former facility in Milford, MA and to a lesser degree customer buying patterns in the Bioprocessing segment. The following table sets forth a breakdown of net revenue for the key products in the Bioprocessing segment (in thousands):

	Quarter Ended
	April 2, 2006	April 3, 2005

EX-CYTE®	$2,809	$2,752
Incelligent™	6,336	$6,771
Other bioprocessing products	10,963	$14,951

	$20,108	$24,474

Bioprocessing gross margin in the first quarter of 2006 increased to 51.1% from 43.1% in the first quarter of 2005. The Bioprocessing segment generated higher margins in 2006, primarily as the result of more favorable product mix (higher margin MonoSera™ volumes and higher EX-CYTE® sales as a percentage of total revenues) and higher manufacturing productivity resulting in lower manufacturing costs. Revenues in the first quarter of 2006 also included approximately $0.2 million related to licensing fees and $0.2 million of commissions earned on distributed products, which have no cost associated with them. During the first quarter of 2006, the Bioprocessing segment incurred $0.5 million in costs associated with maintaining the Lawrence facility while the Company seeks a buyer for the facility. In 2005, the costs of Lawrence were capitalized, while validation of the plant was continuing. Gross margin for the first quarter of 2005 were reduced by a one-time $0.1 million severance charge.

Changes in foreign currency exchange rates were immaterial to foreign-denominated Bioprocessing segment revenues in the first quarter of 2006 and 2005. Currency rates reduced gross margins in the Bioprocessing segment by approximately 2% in the first quarter of 2006 and 2005. Recognized losses on foreign exchange transactions were immaterial in the first quarter of 2006 and 2005.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative costs (“SG&A”) for the first quarter of 2006 were $19.9 million compared to $20.3 million for the first quarter of 2005. The majority of the decrease in spending was due to continued focus on cost controls throughout the Company, in particular on reductions in personnel-related expenses. SG&A in the first quarter of 2006 as a percentage of sales was 36.1% of consolidated revenues compared to 35.8% of consolidated revenues for the same quarter in 2005. While overall spending in dollars decreased, SG&A increased as a percentage of sales due to lower sales in 2006 compared to 2005. SG&A in the first quarter of 2006 included $0.3 million associated with acquisition integration and reorganization expenses and $1.2 million in equity-based compensation recorded upon our adoption of SFAS 123(R). SG&A in the first quarter of 2005 included of $1.0 million associated acquisition integration and reorganization expenses.

Research and Development Expenses

Consolidated research and development expense increased to $5.0 million or 9.1% of revenues during the first quarter of 2006 compared to $4.5 million, or 7.9% of revenues, during the same quarter in 2005. The Company has an R&D staff in excess of 150 people and continues to increase its R&D investment in critical personnel and collaborations. Portfolio development is one of the Company’s major priorities today. The Company created a scientific sourcing team which calls on academic institutions in different parts of the world in identifying future new business opportunities. Their focus is on a three to five-year horizon.

The Research segment introduced 405 new products during the first quarter of 2006. The new products include 59 GPCR cell lines and membranes, 39 stem cell kits and media formulations and over 300 antibodies and kits focused in the areas of neuroscience, cell signaling and nuclear function.

We completed a number of significant co-development opportunities during the first quarter. We entered into a research and development agreement to commercialize a cytotoxicity-profiling panel and services designed with our market-leading cellular assay reagents and collaborator’s system cell biology approach. We obtained exclusive rights to commercialize, market and distribute stem cell reagents including a novel and proprietary stem cell isolation kit, various proteins and antibodies.

Amortization of Intangibles

Amortization of intangibles was relatively unchanged at approximately $1.8 million during the first quarter of 2006 and 2005.

Operating Income, Impairment and Exiting Costs and Gain on Sale of Long-Lived Assets

Operating income in the first quarter of fiscal 2006 was $5.2 million, or 9.5% of revenue, compared to operating income of $4.3 million, or 7.6% of revenue, in the first quarter of fiscal 2005. Operating income in the first quarter of 2006 included one-time charges totaling $0.8 million for impairment and exiting costs arising from the decision, announced in the fourth quarter of 2005, to close the Toronto facility and not to open the Lawrence facility. It also included a one-time gain of $1.2 from the sale of the Milford, MA assets for $3.3 million in cash.

Other Expenses (Income), Net

Other expenses (income), net in 2006 and 2005 consisted primarily of recognized gains and losses from commercial transactions in foreign currency.

Interest Expense

Interest expense was approximately $1.8 million in the first quarter of 2006 and 2005. Interest expense primarily arises from interest on our 4.75% fixed rate Debentures. In 2006, interest was calculated at the stated fixed rate. In the first quarter of 2005, we had interest rate swaps in place converting $70.0 million of the fixed rate exposure to a variable interest rate based on 6-month LIBOR at the end of each interest period plus a spread of 66 basis points. Variable rates rose during 2005 and approached the fixed rate, decreasing the benefit received on the swap in the first quarter of 2005; as a result, we sold the swaps in the second quarter of 2005. Capitalized interest on construction in process was negligible in the first quarter of 2006 and 2005.

Interest Income

Interest income was approximately $0.3 million during the first quarter of 2006 and 2005. While investment interest rates were higher in 2006 than in 2005, the Company maintained lower average balances in cash, cash equivalents and short-term investments during the first quarter of 2006 compared to 2005. The average balances for these categories during the first three months of 2006 were $50.0 million compared to $64.7 million during the same three months of 2005.

Provision for Income Taxes

The consolidated effective income tax rate for the first quarter of 2006 was 28%, compared with 29% in the first quarter of 2005. We expect our income tax rate for the full 2006 fiscal year to be 28% compared to 29% for the full year in 2005. The lower expected rate is a result of foreign tax credits, research and development credits and generation of taxable income in lower tax jurisdictions.

Liquidity and Capital Resources

The following table sets forth certain indicators of financial condition and liquidity as of April 2, 2006 and January 1, 2006 (dollars in thousands):

	April 2, 2006	January 1, 2006

Cash, cash equivalents and short term investments	$43,061	$38,452
Working capital	$138,254	$117,625
Long term debt and convertible subordinated debentures	$131,152	$131,462
Stockholders equity	$412,873	$406,377
Total debt to equity	31.8%	32.3%

The Company has three principal sources of near-term liquidity: (1) existing cash, cash equivalents and marketable securities; (2) cash generated by operations; and (3) available borrowing capacity under its new six-year revolving credit facility (“Revolver”), which provides for a borrowing capacity of $50.0 million. The Revolver has an on-demand commitment upsize, which would increase the total available to $100.0 million. As of May 5, 2006, the Company had $75 million available under the Revolver and the upsize commitment and approximately $41.7 million in cash, cash equivalents and short-term investments.

Net cash provided by operating activities was $11.8 million during the first three months of 2006 compared to $0.2 million for the same period in 2005. Changes in operating assets and liabilities provided $5.3 million in cash in the first three months of 2006, compared to cash used of $7.9 million in the first three months of 2005. Accounts receivable decreased $28.2 million and $13.1 million during the first quarter of 2006 and 2005, respectively, because the first quarter of each year had lower sales than the fourth quarter of the preceding year. Inventories increased $8.6 million in the 2006 period compared to an increase of $2.3 million in the 2005 period because the Research segment increased production of inventory in contemplation of the closing of the Lake Placid facility and, as in prior years, produced product for anticipated higher sales in later quarters of the year. Accounts payable and accrued liabilities declined $15.6 million and $17.3 million during the first three months of 2005 and 2004, respectively, due to payments of incentive compensation, interest on our Debentures, accrued royalties and income taxes during both years. Net cash provided by operating activities in 2006 was increased by the add back of $1.2 million in equity-based compensation arising from the adoption of SFAS 123(R) offset by a $1.2 million gain on sale of long-lived assets at the Milford, MA location.

Net cash provided by investing activities during the first three months of 2006 was $9.1 million, compared with net cash used in investing activities of $14.8 million during the first three months of 2005. Capital expenditures during the first three months of 2006 were $18.4 million, consisting primarily of the purchase of the Research segment facilities in Temecula from the former owner of Chemicon for $14.5 million cash plus settlement of certain indemnity claims totaling approximately

$2.1 million. Capital expenditures during the first three months of 2005 were $2.9 million for manufacturing facility improvements throughout the company and capitalization of certain costs associated with the implementation of the new enterprise resource planning (“ERP”) system at Chemicon. We anticipate capital expenditures for the remainder of the year to total approximately $17 million to $19 million. The most significant capital expenditures anticipated for the remainder of 2006 are the continued implementation of our ERP system at Upstate and Linco, continued improvements at manufacturing sites throughout the company and E-commerce initiatives. During the first three months of 2006 and 2005, net cash used in investing activities included $7.4 million and $6.8 million related primarily to the acquisitions of Cytomyx and Specialty Media, respectively. During the first three months of 2006, the Company received $3.3 million cash from the sale of the Milford, MA facility and certain Bioprocessing product lines produced in that location. Net investments in short term securities, principally auction-rate securities, decreased $17.2 million during the first three months of 2006 because these investments were converted into cash equivalents at comparable interest rates compared to an increase of $5.1 million during the first three months of 2005.

Net cash provided by financing activities in the first three months of 2006 was $1.1 million, compared with $1.2 million in the first three months of 2005. Financing activities in the first three months of 2006 and 2005 consist primarily of proceeds from the issuance of common stock under equity-based plans and payments on capital leases.

There have been no material changes regarding our contractual obligations from the information provided in our Annual Report on Form 10-K for the fiscal year ended January 1, 2006. The contractual obligations are discussed under the caption “Liquidity and Capital Resources” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in the Form 10-K.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes regarding our market risk position from the information provided in our Annual Report on Form 10-K for the fiscal year ended January 1, 2006. The quantitative and qualitative disclosures about market risk are discussed under the caption “Market Risk” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in the Form 10-K.

Item 4.           Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in its periodic reports filed with the Securities and Exchange Commission. There were no significant changes in the Company’s internal control over financial reporting that occurred during its last fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II.

Item 1.           Legal Proceedings

The Company is involved in a lawsuit that arose out of the acquisition of Chemicon in 2003. In the lawsuit, former employees of Chemicon sued Chemicon, the Company and certain others, including the founders of Chemicon, for amounts allegedly owed them pursuant to bonus agreements they entered into with Chemicon. They alleged that Chemicon breached the bonus agreements and that the Company and the founders of Chemicon tortiously interfered with Chemicon’s obligations pursuant to the bonus agreements. The case proceeded to trial before the Court (sitting without a jury) in November 2005. During the third week of trial, the plaintiffs agreed to dismiss their claims against the Company in exchange for the Company’s agreement not to seek to recover attorneys’ fees from the plaintiffs. Trial continued against Chemicon and the other defendants.

On January 10, 2006, the Court issued a Tentative Decision finding that: (1) the plaintiffs’ bonus calculation should exclude the approximately $14.0 million paid by the Company for Chemicon Europe Ltd; (2) the plaintiffs’ bonus calculation should exclude the approximately $17 million paid by the Company at closing to retire Chemicon’s debt; (3) Chemicon breached the bonus agreements by not tendering payment in May 2003; and (4) no defendants engaged in tortious conduct. On March 10, 2006, the Court conducted a hearing at which the parties submitted their respective calculations of the bonus amounts, interest and attorneys’ fees based on the Tentative Decision. At the outset of that hearing, the Court advised that it had changed its mind regarding item (2) above and that it now believed that the plaintiffs’ bonus calculation should include amounts paid by the Company at the closing to retire Chemicon’s debt.  The Court’s final Statement of Decision reflected this change, effectively adding $17 million to the base upon which the plaintiffs’ bonuses are to be calculated.  The Statement of Decision also declared the plaintiffs to be the “prevailing parties” on their contract claims, entitling them to an award of reasonable attorneys’ fees under their bonus agreements.

The founders of Chemicon have already paid the plaintiffs $4.2 million. The total amount remaining to be paid is uncertain due to unanswered questions regarding attorneys’ fees and possible appeals. The amount remaining to be paid will likely be $5.6 million in bonus monies (including interest), plus attorneys’ fees of between $900,000 and $2.7 million. Chemicon is indemnified by the founders of Chemicon and certain others against liability for the amount of this verdict. At the time it acquired Chemicon, the Company paid $19.0 million of the purchase price directly into an escrow account to secure the obligations of the indemnifying parties. The Company believes that the amount on deposit in the escrow account will be sufficient to discharge the remaining obligation to the plaintiffs.

The Company is also involved in certain litigation that arose in the ordinary course of business. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its financial position or results of operations.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 6.  Exhibits

Exhibits (numbered in accordance with Item 601 of Regulation S-K):

2.1.1

Agreement and Plan of Merger, dated April 25, 2006, by and among Millipore Corporation, Charleston Acquisition Corp. and Serologicals Corporation (Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated April 25, 2006, is hereby incorporated by reference).

2.1.2

Stock Purchase Agreement, dated March 23, 2006, by and among Upstate Group, L.L.C., The Ronald L. Gingerich Revocable Living Trust dated May 23, 1995 and Ronald L. Gingerich (Exhibit 2.2 to the Company’s Current Report on Form 8-K, dated March 27, 2006, is hereby incorporated by reference).

2.1.3

Purchase and Sale Agreement, dated as of March 23, 2006, by and between Upstate Group, L.L.C. and Paragon Properties, L.C. (Exhibit 2.2 to the Company’s Current Report on Form 8-K, dated March 27, 2006, is hereby incorporated by reference).

3.1.1	Amended and Restated Certificate of Incorporation (Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2002 is hereby incorporated by reference).

3.1.2

Certificate of Amendment of Amended and Restated Certificate of Incorporation (Exhibit 3.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ending April 3, 2005 is hereby incorporated by reference).

3.2.1	Amended and Restated By-laws (Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (File No. 33-91176), effective June 14, 1995, is hereby incorporated by reference).

3.2.2	Amendment of Section 6.1 of Amended and Restated By-laws (The Company’s Current Report on Form 8-K, dated March 1, 2006, is hereby incorporated by reference).

4.1.1	Specimen Common Stock Certificate (Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 33-91176), effective June 14, 1995, is hereby incorporated by reference).

4.1.2	Specimen Form of Rights Certificate (Exhibit 2.1 to the Company’s Registration Statement on Form 8-A filed August 10, 1999, is hereby incorporated by reference).

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

10.1	Serologicals Corporation 2005 Incentive Plan (Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated May 17, 2005, in hereby incorporated by reference).

10.2	Serologicals Corporation Non-Employee Directors Compensation Arrangements (Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated May 17, 2005, in hereby incorporated by reference).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 (a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 (a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes- Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes- Oxley Act of 2002.*

*                                         Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEROLOGICALS CORPORATION (Registrant)
Date: May 12, 2006
	BY:	/s/ HAROLD W. INGALLS
Harold W. Ingalls
Duly Authorized Officer of the Registrant, Vice President, Finance and Chief Financial Officer (Principal Financial Officer)